Form 10QSB
period 1998-11-30
SUNBURST ACQUISITIONS IV INC
filed 1999-01-14
CIK 1046672

CONFORMED COPY

                                    FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: __0-23561__


                            SUNBURST ACQUISITIONS IV, INC.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Colorado                                    84-1431797
_______________________________           _________________________________
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

4807 South Zang Way, Morrison, Colorado                               80465
________________________________________________________________________________
 (Address of principal executive offices)                         (Zip  Code)

                                   (303) 979-2404
_______________________________________________________________________________
                 (Registrant's telephone number, including area code)

                                   Not Applicable
_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ___        ___


    Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                         Shares  Outstanding
            Class of Securities                           at January 4, 1999
            ___________________                           ___________________

            Common Stock, no par value                         2,035,000
            Preferred Stock, no par value                         80,000

    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___

                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Accountants' Disclaimer of Opinion .......................  3

         Balance Sheet ............................................  4

         Statements of Loss and Accumulated Deficit ...............  5

         Statements of Cash Flows .................................  6

         Notes to Financial Statements ............................  7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ............  8


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K. .......................  9

         Signatures .............................................. 10

To the Board of Directors and Stockholders of Sunburst Acquisitions IV, Inc.


The accompanying balance sheet of Sunburst Acquisitions IV, Inc. (a development stage company), as of November 30, 1998, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.



Denver, Colorado
January 4, 1999

                                                   /s/ COMISKEY & COMPANY
                                                       PROFESSIONAL CORPORATION

                            Sunburst Acquisitions IV, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                  November 30, 1998
                                     (Unaudited)




         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                     $     173
                                                                  --------
         Total current assets                                          173

OTHER ASSETS
   Restricted cash                                                       -
   Organization costs (net)                                            225
                                                                  --------
      Total other assets                                               225

         TOTAL ASSETS                                            $     398
                                                                  ========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                              $     109
   Accounts payable - related party                                    393
                                                                  --------

         Total current liabilities                                     502


STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 20,000,000
      shares authorized; 80,000 shares issued and
      outstanding                                                    8,000
   Common stock, no par value; 100,000,000
      shares authorized; 2,035,000 shares issued
      and outstanding                                                4,935
   Additional paid-in capital                                          750
   Deficit accumulated during the
      development stage                                            (13,789)
                                                                  ---------
         Total stockholders' equity                                   (104)

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $     398
                                                                   ========

       The accompanying notes are an integral part of the financial statements.

                            Sunburst Acquisitions IV, Inc.
                            (A Development Stage Company)
                      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                                          Period
                                          August 27,   Three       Three
                                          1997         Months      Months
                                          (Inception)  ended       ended
                                          to November  November    November
                                          30, 1998     30, 1998    30, 1997
                                          ----------   ----------  ---------
REVENUES
  Investment income                      $        -    $       -   $       -


EXPENSES
  Legal fees                                  4,322          136       3,200
  General office                                328            -           -
  Bank charges                                    -          (21)          -
  Consulting fees                             4,935            -           -
  Professional fees                           2,118            -           -
  Amortization                                   75           15          15
  Transfer agent                                877          167           -
  Taxes and licenses                            107            -           -
  Travel                                        277            -           -
  Rent                                          750          150         150
                                            --------     --------    --------
        Total expenses                       13,789          447       3,365
                                            --------     --------    --------
NET LOSS                                    (13,789)        (447)     (3,365)

Accumulated deficit
  Balance, beginning of period                    -      (13,342)           -
                                            --------     --------    --------
  Balance, end of period                 $  (13,789)  $  (13,789)  $   (3,365)
                                            ========     ========    ========
NET LOSS PER SHARE                       $     (NIL)  $     (NIL)  $    (NIL)
                                            ========     ========    ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                      2,123,043    2,195,000   2,095,000
                                          ==========   ==========  =========


       The accompanying notes are an integral part of the financial statements.
                                          5

                            Sunburst Acquisitions IV, Inc.
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                           Period
                                           August 27,     Three        Three
                                           1997           Months       Months
                                           (Inception)    ended        ended
                                           to November    November     November
                                           30, 1998       30, 1998     30, 1997
                                           ----------     ----------   --------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net loss                               $ (13,789)     $    (447)   $  (3,365)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization Expense                      75             15           15
      Rent expense                             750            150          150
      Stock issued for consulting fees       4,935              -            -
      Decrease in prepaid expenses               -             23            -
      Decrease in accounts
        payable                                109           (351)           -
      Increase in accounts
        payable - related party                393            393            -
                                          ---------      ---------    ---------
    Net cash used by operating
      activities                            (7,527)          (217)      (3,200)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                     (300)             -         (300)
                                          ---------      ---------    ---------
    Net cash used by
      investing activities                    (300)             -         (300)

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of preferred stock                8,000              -            -
                                          ---------      ---------    ---------
    Net cash provided
      by financing activities                8,000              -            -
                                          ---------      ---------    ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                    173           (217)      (3,500)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                            -            390        8,000
                                          ---------      ---------    ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                          $     173      $     173    $   4,500
                                          =========      =========    =========


       The accompanying notes are an integral part of the financial statements.
                                          6
[FN]

                            Sunburst Acquisitions IV, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  November 30, 1998
                                     (Unaudited)


1.  Management's representation of interim financial information
    ------------------------------------------------------------
The accompanying financial statements have been prepared by Sunburst Acquisitions IV, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at August 31, 1998.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,000 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending November 30, 1998, reflects a current asset value of $173 and a total asset value of $398, current assets are in the form of cash, while total assets includes organizational costs, net of amortization.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

     During the period from August 27, 1997 (inception) through
November 30, 1998, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation for registration of its securities under the Securities Exchange Act of 1934, as amended, and compliance with disclosure requirements of the integrated disclosure system. No revenues were received by the Company during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with compliance under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

     For the quarters ended November 30, 1998 and 1997, the Company showed net losses of $447 and $3,365, respectively. The decrease in loss is due primarily to the additional costs associated with a new venture and incurred during the quarter ended November 30, 1997.

NEED FOR ADDITIONAL FINANCING

     The Company believes that its existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately one year. Accordingly, the Company intends to secure additional capital from its existing shareholders to pursue its business plan.


CONSIDERATION OF YEAR 2000 EFFECTS RELEVANT TO THE COMPANY

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

                             PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)   EXHIBIT 27 - FINANCIAL DATA SCHEDULE

     There have been no reports on Form 8-K for the quarter ending November 30, 1998.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.
(Registrant)

Date: January 12, 1999

/s/
Michael R. Quinn, President