Form 10QSB
period 1999-02-28
SUNBURST ACQUISITIONS IV INC
filed 1999-04-13
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended February 28, 1999.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   __000-23561__

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

 Yes __X__  No _____

At 2/28/99 the following shares of common were outstanding: Preferred Stock, no par value, 80,000 shares; Common Stock, no par value, 2,275,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended February 28, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS IV, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended February 28, 1999
                               (Unaudited)

                             CONTENTS


     Accountants' report                                  1
     Balance Sheet                                        2
     Statements of Operartions                            3
     Statements of Cash Flows                             4
     Notes to Financial Statements                        5

The Board of Directors and Stockholder's of
Sunburst Acquisitions IV, Inc.

The accompanying balance sheet of the Sunburst Acquisitions IV, Inc. (a development stage company) as of February 28, 1999, and the related statements of operations and cash flows for the period then ended were not audited by us and according we do not express an opinion on them.


Denver, Colorado
April 9, 1999


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                         Sunburst Acquisitions IV, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                              February 28, 1999
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   3,062
                                                     ---------

     Total current assets                                3,062

OTHER ASSETS:
   Organizational costs (net
     of amortization)                                      210
                                                     ---------

     Total other assets                                    210
                                                     ---------
     TOTAL ASSETS                                    $   3,272
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $     520
   Accounts payable - related party                        864
                                                     ---------

     Total current liabilities                           1,384
                                                     ---------
STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     80,000 shares issued and outstanding                8,000
   Common stock, no par value;
     100,000,000 shares authorized;
     2,275,000 shares issued and
     outstanding                                        10,935
   Additional paid-in capital                              900
   Deficit accumulated
     during the
     development stage                                 (17,947)
                                                     ---------
   Total stockholders' equity                           (1,888)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $   3,272
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   2

                              Sunburst Acquisitions IV, Inc.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)


                          For the
                          period from
                          inception
                          (August 27,
                          1997) to     For the three months   For the six months
                          February 28,  ended February 28,    ended February 28,
                            1999          1999       1998       1999       1998
                          -----------  ---------  ---------  ---------  ---------

REVENUES                  $         -  $       -  $       -  $       -  $       -
                          -----------  ---------  ---------  ---------  ---------

EXPENSES
  Legal fees                    6,266      1,943      1,000      2,079      4,200
  General office                  328          -        277          -        277
  Bank charges                      -          -          -        (21)         -
  Consulting fees               4,935          -          -          -          -
  Professional fees             3,647      1,530      1,000      1,530      1,000
  Amortization                     90         15         15         30         30
  Transfer agent                1,397        520          -        687          -
  Taxes and licenses              107          -          -          -          -
  Travel                          277          -          -          -          -
  Rent                            900        150        150        300        300
                          -----------  ---------  ---------  ---------  ---------

      Total expense            17,947      4,158      2,442      4,605      5,807
                          -----------  ---------  ---------  ---------  ---------

NET LOSS                      (17,947)    (4,158)    (2,442)    (4,605)    (5,807)

Accumulated deficit
  Balance, Beginning
  of period                         -    (13,789)    (5,300)   (13,342)    (1,935)
                          -----------  ---------  ---------  ---------  ---------

 Balance, End of period   $   (17,947) $ (17,947) $  (7,742)   (17,947)    (7,742)
                          ===========  =========  =========  =========  =========
NET LOSS PER SHARE        $      (.01) $    (NIL) $    (NIL) $    (NIL) $    (NIL)
                          ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS OUTSTANDING   2,147,909  2,275,000  2,095,000  2,234,779  2,095,000
                          ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  3

                               Sunburst Acquisitions IV, Inc.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                   For the period
                                   from inception
                                     (August 27,   For the six    For the six
                                      1997) to     months ended   months ended
                                     February 28,  February 28,   February 28,
                                        1999           1999           1998
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (17,947) $      (4,605) $      (5,807)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization expense                       90             30             30
    Rent expense                              900            300            300
    Stock issued for
     consulting fees                        4,935              -              -
    Decrease in prepaid expenses                -             23              -
    Increase in accounts payable
     - related party                          826            826          1,700
    Increase in accounts payable              558             98              -
                                   --------------  -------------  -------------

  Net cash used by
   operating activities                   (10,638)        (3,328)        (3,777)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -              -
                                   --------------  -------------  -------------

  Net cash used by
   investing activities                      (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                  6,000          6,000              -
  Issuance of preferred
   stock                                    8,000              -              -
                                   --------------  -------------  -------------

  Net cash provided
   financing activities                    14,000          6,000              -
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                              3,062          2,672         (3,777)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -            390          8,000
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        3,062  $       3,062  $       4,223
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 4

                          Sunburst Acquisitions IV, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 1999
                                   (Unaudited)


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

2.   Stockholder's Equity
     --------------------

For the quarter and six months ended February 28, 1999, the company sold 240,000 shares of common stock to four existing shareholders for $0.025 per share.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $14,000 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending February 28, 1999, reflects a current asset value of $3,062 and a total asset value of $3,272, primarily in the form of cash, as compared to $4,223 and $4,493 in current and total assets as of February 28, 1998.

        The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

        The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

        During the period from August 27, 1997 (inception) through
February 28,1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the quarter and six months ended February 28, 1999, the Company experienced losses of $(4,158) and $(4,605), as compared to the quarter and six months ended February 28, 1998 of $(2,442) and $(5,807). The differences with losses for the quarter and six months ended February 28, 1999 and 1998 are mainly attributable to timing differences of incurred expenses relating to compliance and reporting requirements.

        For the current fiscal year, the Company anticipates incurring additional losses as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

        Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate Year 2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In the event, the Company will be required to adopt a plan and a budget for addressing such issues.


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       There have been no reports on Form 8-K for the quarter ending February 28, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.
(Registrant)

Date: April 9, 1999

/s/
Michael R. Quinn, President