Form 10KSB
period 1999-03-31
SUNBURST ACQUISITIONS IV INC
filed 1999-11-17
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              Form 10-KSB
(Mark One)
___Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended March 31, 1999.

X__Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from September 1, 1998 to March 31, 1999.

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

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,800,831 as of October 21, 1999.

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




                                PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

General

       The Company was incorporated under the laws of the State of Colorado on August 27, 1997, and as of March 31, 1999 remained in the early developmental and promotional stages. As of March 31, 1999, the Company's only activities had been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. As of March 31, 1999, the Company has not commenced any commercial operations, owns no real estate and has no full-time employees.

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

       As of March 31, 1999, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition. As of August 4, 1999, subsequent to the end of the fiscal year, the Company acquired an interest in Prologic Management Systems, Inc., an Arizona corporation engaged in the business of providing systems integration services, networking services, software development and applications software for the commercial market. (See Description of Business - Subsequent Event).

       No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

       The Company's search has been directed toward enterprises which have a desire to be become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics.

       In searching for investment opportunities, the Company is not restricted to any particular geographical area or industry. Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company has substantial discretion in selecting an appropriate business opportunity.

       In connection with any acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

Investigation and Selection of Business Opportunities

       To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anti-cipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment manage-ment, or make other changes.

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

       Prior to making a decision to participate in a business op-portunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements or an indication that audited statements will be available within sixty (60) days following completion of a merger transaction; and other information deemed relevant.

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

       Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative unless they are able to negotiate separate arrangements with third parties to raise capital in conjunction with the business combination transaction.

Form of Acquisition

       It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agree-ments, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

       It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisi-tion is a so-called "tax free" reorganization under the Internal
Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of up to 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

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

Subsequent Event

       On July 8, 1999, the Company entered into a Stock Purchase and Merger Agreement ("SPMA") with Prologic Management
Systems, Inc., an Arizona corporation ("Prologic").   Prologic is
engaged in the business of providing systems integration services, networking services, software development and applications software
for the commercial market.   The terms of the SPMA require that the
Company purchase up to 5,280,763 shares of common stock of Prologic for $3,000,000.

       On August 4, 1999, in a transaction accounted for using the purchase method, the Company acquired 3,459,972 shares of common stock of Prologic for a subscription price of $1,000,000, or $0.2890 per share (Tranche 1"). In addition, a Voting Trust Agreement was executed granting the Company voting rights to a total of 1,071,060 shares of Prologic common stock. Following the closing of Tranche
1 and execution of the Voting Trust Agreement, the Company owned or had voting control of approximately 55% of the issued and outstanding common shares of Prologic. The Company funded the purchase through the sale of 500,831 shares of its common stock at $2.00 per share.

       The Company's second stage investment under the SPMA
("Tranche 2") involves the purchase of up to 1,820,791 additional shares for a purchase price of $2,000,000, or approximately $1.0984 per share. The proceeds from Tranche 2 are intended to be used by Prologic to facilitate the acquisition of another (unaffiliated) company (the "Tranche 2 Acquisition"), and Tranche 2 is to be funded essentially simultaneously with the closing of the Tranche 2 Acquisition. As of the date hereof, Tranche 2 has not yet closed.

       It is intended that Prologic merge into the Company or into a subsidiary of the Company organized for that purpose. As a condition to closing of the merger, the Company is obligated to have a binding commitment from investors to provide it, in two stages, with up to $4,000,000 in equity capital. The Tranche 2 funding described above will represent the first stage. The second $2,000,000 stage (Tranche 3), which is intended to be funded after completion of the merger, will require that the Company have a binding commitment from investors to purchase a total of 890,287 shares of common stock for a total purchase price of $2,000,000, or $2.246 per share.

       In conjunction with execution of the SPMA, the Company and certain of its shareholders entered into an agreement with a group of investors to permit such investors to acquire control of the Company
in return for providing the funds required by the SPMA.   The
agreement with these investors involved a four step reorganization of the Company including (i) the sale by five current shareholders of the Company of a total of 385,000 (pre-split) shares of common stock;
(ii) the voluntary surrender for cancellation of a total of 436,000 (pre-split) shares of common stock, reducing the number of issued and outstanding shares from 2,435,000 to 1,999,000 (pre-split); (iii) completion of a 20:1 forward split increasing the number of issued and outstanding shares to 39,980,000; and (iv) the voluntary surrender for cancellation of a total of 31,680,000 shares, reducing the number of issued and outstanding shares (following completion of the forward split described above) to 8,300,000.

       Under the terms of the SPMA, Prologic will merge into the Company only after the Tranche 2 funding has been completed and the Company has a commitment to provide the Tranche 3 funding.
To effect the merger, the Company will issue common and preferred shares for all of the outstanding common and preferred shares of Prologic in the ratio of one Sunburst share for each Prologic share surrendered. Prologic shares held in treasury, by way of any Prologic subsidiary, and by the Company directly as a result of the transactions noted above, will be cancelled. An adjustment to the number of shares of Sunburst common stock will be made in order that the number of shares of common stock issued to former Prologic shareholders, as described above, will result in those shareholders holding 47.15% of the common stock of Sunburst after the merger but prior to Tranche 3, as detailed in Section 8.6(a)(v) of the SPMA.

       The Company changed its fiscal year end from August 31 to March 31, which is the reporting year of Prologic. Prologic is designated as the accounting acquiror in the transaction. However, the financial statements which are included in this Form 10-KSB do not include the results of Prologic for any of the periods presented.

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

ITEM 2.       DESCRIPTION OF PROPERTY.

       The Company currently maintains a mailing address at 2082
Cherry Street, Denver, Colorado, 80207, which is the address of its President. The Company pays no rent for the use of this mailing address, however, for financial statement purposes, the Company is accruing $50 per month as additional paid-in capital for this use. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is
(303) 321-0461.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

       No matters were submitted to a vote of the security holders of the Company during the last quarter of the fiscal year which ended March 31, 1999.

                                PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

       As of March 31, 1999, there was not currently a public trading market for the Company's shares. Subsequent to March 31, 1999, a securities broker received approval from the National Association of Securities Dealers to post a quotation for the Company's shares on the OTC Bulletin Board. As of October 21, 1999, the Company's securities were held of record by a total of approximately 163 persons.

       No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

       At inception (August, 1997), the Company issued a total of 80,000 shares of Preferred Stock, for consideration consisting of $8,000 in cash. In May 1999, all of the outstanding preferred stock was converted into a total of 3,200,000 shares of common stock. At inception, the Company also issued a total of 38,700,000 shares of common stock for consideration consisting of services valued at $1,935. In January, 1999, the Company issued a total of 4,800,000 shares of common stock for consideration consisting of $6,000 in cash. All of such issuances of shares were made in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION.

       As of March 31, 1999, the Company remained in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $8,000 at inception, from its inside capitalization funds, receipt of an additional $6,000 in January, 1999, as consideration for issuance of an additional
4,800,000 shares of common stock, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses.
Consequently, the Company's balance sheet for the fiscal year ended March 31, 1999, reflects a current asset value of $1,996 in the form of cash, and a total asset value of $1,996.

Results of Operations

       During the period from August 27, 1997 (inception) through
March 31, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations

       For the fiscal year ending March 31, 2000, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

       As a result of the anticipated losses for the fiscal year, the Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

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

       As of August 4, 1999, subsequent to the end of the fiscal year, the Company acquired an interest in Prologic Management Systems, Inc., an Arizona corporation engaged in the business of providing systems integration services, networking services, software development and applications software for the commercial market.
(See Description of Business - Subsequent Event). The Company's financial statements which accompany this Report on Form 10-KSB do not include any financial information relating to Prologic. However, the acquisition of an interest in Prologic will affect the Company's results of operations for the fiscal year ending March 31, 2000. For additional information regarding Prologic, reference should be made to the report which it filed with the Securities and Exchange Commission on Form 10-KSB for its fiscal year ended
March 31, 1999.

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

ITEM 7.       FINANCIAL STATEMENTS.

       The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-26 are incorporated herein by reference.

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

Biographical Information

MICHAEL R. QUINN

       Mr. Quinn has served as President and Director of the Company since its inception (August, 1997). He has been involved with several development stage companies. He consults with companies contemplating trading publicly and his services consist of corporate structuring, management, accounting, productions, sales, etc.

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

JAY LUTSKY

       Mr. Lutsky has served as Secretary and as a Director of the Company since its inception(August, 1997). From 1968 to 1974, Mr. Lutsky was employed at United Bank of Denver in various management positions, including Guaranteed Check Manager, Corporate Programs Manager and Executive Lending Officer. From April 1974 through April 1980, Mr. Lutsky was involved in the publishing and ski promotions business, serving as President of Mountain States Ski Association, a company he helped to start. From August 1983 through September 1985, Mr. Lutsky worked in the positions of General Manager of the SumFun Program, Regional Marketing Manager, and Investor Relations Manager for Gold C Enterprises, Inc., a publicly-traded Colorado corporation that published discount coupon books. Since May of 1980, Mr. Lutsky has done business as Dolphin & Associates, a private consulting firm and he has managed his personal investment portfolio.

       Mr. Lutsky has served on the board and been president of several public companies. From December 1986 through May, 1990,
Mr. Lutsky served as president of Eagle Venture Acquisitions, Inc. ("Eagle"). Eagle merged with Network Financial Services, Inc. ("Network") in May 1990. Mr. Lutsky continued on the board of Network which traded on the NASDAQ system until December, 1993. Mr. Lutsky was a vice-president and served on the board of Starlight Acquisitions, Inc. ("Starlight") a blank check offering. Starlight merged with Toucan Gold Corporation ("Toucan"), TUGO-Bulletin Board, on May 10, 1996. Mr. Lutsky now serves as an advisor to the current board of directors of Toucan. Until November, 1997, Mr. Lutsky was an officer and served on the board of directors of Gatwick, Ltd., a Regulation A public company. In November,
1997, Gatwick, Ltd., changed its name to AIM Smart Corporation and completed a share acquisition transaction with Smart AIM Corporation, a Michigan corporation. Mr. Lutsky also currently serves on the board of directors of Sunburst Acquisitions III, Inc., Sunburst Acquisitions V, Inc., Sunburst Acquisitions VI, Inc., Sunburst Acquisitions VII, Inc. and Sunburst Acquisitions VIII, Inc., Inc., all of which are blind pool or blank check companies he has formed in conjunction with Mr. Quinn.

       He earned a Bachelor of Science degree from Kent State
University in 1967.

Compliance With Section 16(a) of the Exchange Act.

       Jay Lutsky and Michael R. Quinn were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act. To the best knowledge and belief of the Company, none of such persons made a timely filing of Form 3.
None of such persons filed a report on Form 5 for the fiscal year ended March 31, 1999.

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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT.

As adjusted to take into account the subsequent conversion of all outstanding preferred stock to common and a subsequent 20:1 forward split of the outstanding common stock as of March 31, 1999, the Company had a total of 48,700,000 shares of common stock issued and outstanding. In conjunction with acquisition of an interest in Prologic (see Description of Business - Subsequent Event), a total of 40,400,000 shares of common stock were voluntarily surrendered for cancellation by various shareholders. In addition, the Company issued 500,831 new shares of common stock to raise the funds necessary to close the Tranche 1 portion of the acquisition of shares in Prologic. Accordingly, as of August 4, 1999 (the date of closing of the Tranche 1 under the Stock Purchase and Merger Agreement with Prologic), the Company had a total of 8,800,531 shares of common stock issued and outstanding.

       After giving effect to all of the foregoing transactions, the following table sets forth, as of March 31, 1999, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and             Number of Shares            Percent of
Address              Owned Beneficially          Class Owned
Michael R. Quinn<F1>
2082 Cherry Street
Denver, CO  80207              199,894<F2>             2.27%

Jay Lutsky <F1>
4807 S. Zang Way
Morrison, CO 80465             202,252<F3>             2.30%

Bristol Capital, LLC
11611 San Vicente Blvd.
Suite 615
Los Angeles, CA 90049              675,000              7.67%
All directors and executive
officers (2 persons)               402,146              4.57%

<F1>  The person listed is an officer, a director, or both, of the
Company.
<F2> Includes 3,120 owned by Mr. Quinn's spouse, of which he may be deemed to be the beneficial owner.
<F3> Includes 5,000 shares owned by Mr. Lutsky's spouse, of
which he may be deemed to be the beneficial owner.

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

       Company management, and the other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.
Members of management acquired a portion of their shares for services rendered at a price which is equivalent to $0.00005 per share, a portion of their shares for cash at a price of $0.00125 per share and a portion of their shares for cash at a price which is the equivalent of $0.0015 per share. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.
       (a)    Documents filed as part of this report:

       1.  Financial Statements.   The financial statements attached to
this Report on Form 10-KSB as pages F-1 to F-26 which are are incorporated herein by reference are as follows:

       Report of Independent Accountants
       Balance Sheet (As of March 31, 1999)
       Statements of Operations
       Statement of Stockholders Equity
       Statements of Cash Flows
       Balance Sheet (Unaudited) (As of June 30, 1999)
       Statements of Operations (Unaudited) (For the period from inception to June 30, 1999 and for the three months ended June 30, 1999 and 1998)
       Statements of Cash Flows (Unaudited) (For the period from inception to June 30, 1999 and for the three months ended June 30, 1999 and 1998).

       2.  The Exhibits listed below are filed as part of this Annual
Report.

Exhibit No.                 Document
2.1                  Stock Purchase and Merger Agreement
(incorporated by reference from Report on Form 8-K dated August 4,
1999, filed with the Securities and Exchange Commission on October
20, 1999).

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

27.1 Financial Data Schedule for 7 month period ended March 31,
1999

       (b) No reports on Form 8-K were filed by the Company during the last quarter of it's fiscal year ending March 31, 1999.

27.2 Financial Data Schedule for 3 month period ended June 30, 1999
Signatures

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS IV, INC.


By: /s/ ________________
Michael R. Quinn (Principal Executive Officer and Director)
Date: November 16, 1999


By: /s/ ________________
Jay Lutsky (Principal Financial Officer and Director)
Date: November 16, 1999




SUNBURST ACQUISITIONS IV, INC.

FINANCIAL STATEMENTS

SEVEN MONTHS ENDED MARCH 31, 1999, FOR THE YEAR
ENDED AUGUST 31, 1998, FOR THE INITIAL PERIOD ENDED
AUGUST 31, 1997 AND FOR THE PERIOD FROM INCEPTION
(AUGUST 27, 1997) TO MARCH 31, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Sunburst Acquisitions IV, Inc.

We have audited the accompanying balance sheet of Sunburst
Acquisitions IV, Inc. (a development stage company) as of March 31,
1999, and the related statements of operations, stockholders' equity, and cash flows for the seven month period ended March 31, 1999, for the year ended August 31, 1998, for the initial period ended August
31, 1997, and for the period from inception (August 27, 1997) to March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst
Acquisitions IV, Inc. as of March 31, 1999, and the results of its operations, the changes in its stockholders' equity and its cash flows for the seven month period ended March 31, 1999, for the year ended
August 31, 1998, for the initial period ended August 31, 1997, and for the period from inception (August 27, 1997) to March 31, 1999, in conformity with generally accepted accounting principles.

Denver, Colorado
November 8, 1999

/s/ Comiskey & Company
PROFESSIONAL CORPORATION

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
BALANCE SHEET for March 31, 1999

ASSETS
CURRENT ASSETS
Cash and cash equivalents                 $ 1,996

Total current assets                        1,996

TOTAL ASSETS                              $ 1,996

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                             -
Accounts payable                               50
Accounts payable - related party              342

Total current liabilities                     392

STOCKHOLDERS' EQUITY
Preferred stock, no par value,
20,000,000 shares authorized;
80,000 shares issued and outstanding      $ 8,000

Common stock, no par value;
100,000,000 shares authorized;
45,500,000 shares issued and
outstanding                                10,935

Additional paid-in capital                    950
Deficit accumulated during the
development stage                          (18,281)

Total stockholders' equity                  1,604

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $ 1,996

The accompanying notes are an integral part of the financial statements.


SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(page 1 of 2)

                            For the period        For the seven
                              from 8/31/97         month period
                               (inception)                ended
                                to 3/31/99              3/31/99

REVENUES                          $      -             $      -

EXPENSES
Amortization                           300                  240
Bank charges                             -                 (21)
Consulting fees                      4,935                    -
General Office                         328                    -
Legal fees                           6,290                2,103
Professional fees                    3,647                1,530
Rent                                   950                  350
Taxes and licenses                     107                    -
Transfer agent                       1,447                  737
Travel                                 277                    -

Total expenses                      18,821                4,939

NET LOSS                          (18,821)              (4,939)

Accumulated deficit

Balance,
beginning of period                      -             (13,342)

Balance,
end of period                    $(18,281)            $(18,281)

NET LOSS PER SHARE                  $ (NIL)               (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
OF COMMON STOCK AND
COMMON STOCK EQUIVALENTS
OUTSTANDING                     40,064,540           42,081,140

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(page 2 of 2)

                                   For the              For the
                                      year       initial period
                                     ended                ended
                                   8/31/98              8/31/97
REVENUES                          $      -             $      -

EXPENSES
Amortization                            60                    -
Bank charges                            21                    -

Consulting fees                      3,000                1,935
General Office                         328                    -
Legal fees                           4,187                    -
Professional fees                    2,117                    -
Rent                                   600                    -
Taxes and licenses                     107                    -
Transfer agent                         710                    -
Travel                                 277                    -

Total expenses                      11,407                1,935

NET LOSS                          (11,407)              (1,935)

Accumulated deficit

Balance,
beginning of period                (1,935)                    -

Balance,
end of period                    $(13,342)             $(1,935)

NET LOSS PER SHARE                 $ (NIL)                (NIL)
WEIGHTED AVERAGE
NUMBER OF SHARES
OF COMMON STOCK AND
COMMON STOCK EQUIVALENTS
OUTSTANDING                     42,108,220           41,900,000

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (August 27, 1997) to March 31, 1999
(Page 1 of 3)

                                          Preferred Stock
                                 Number of
                                    shares                Amount
Preferred stock issued for
cash, August 1997
at $0.10 per share                  80,000              $ 8,000

Common stock issued for
services, August 1997
at $0.0005 per share                     -                    -

Net loss for the year
ended August 31, 1997                    -                    -

Balance, August 31, 1997            80,000                8,000

Rent at no charge                        -                    -

Common stock issued for
services, July 1998
at $0.0015 per share                     -                    -

Net loss for the year
ended August 31, 1998                    -                    -

Balance, August 31, 1998            80,000                8,000

Rent at no charge                        -                    -

Common stock issued for
cash, January 1999
at $0.00125 per share                    -                    -

Net loss for the period
ended March 31, 1999                     -                    -

Balance March 31, 1999              80,000              $ 8,000

The accompanying notes are an integral part of the financial statements. SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from inception (August 27, 1997)
to March 31, 1999 (Page 2 of 3)

                                          Common Stock
                                 Number of
                                    shares                Amount
Preferred stock issued for
cash, August 1997
at $0.10 per share                       -                    -

Common stock issued for
services, August 1997
at $0.00005 per share           38,700,000                1,935

Net loss for the year
ended August 31, 1997                    -                    -

Balance, August 31, 1997        38,700,000                1,935

Rent at no charge                        -                    -

Common stock issued for
services, July 1998
at $0.0015 per share             2,000,000                3,000

Net loss for the year
ended August 31, 1998                    -                    -

Balance, August 31, 1998        40,700,000                4,935

Rent at no charge                        -                    -

Common stock issued for
cash, January 1999
at $0.00125 per share            4,800,000                6,000

Net loss for the period
ended March 31, 1999                     -                    -

Balance March 31, 1999          45,500,000              $10,935

The accompanying notes are an integral part of the financial statements. SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from inception (August 27, 1997)
to March 31, 1999 (Page 3 of 3)

                                          Deficit
                                          accumulated
                            Additional    during the      Total
                            Paid-in       development    stockholders'
                           Capital        stage          equity
Preferred stock issued for
cash, August 1997
at $0.10 per share                -             -       $ 8,000

Common stock issued for
services, August 1997
at $0.0005 per share              -             -         1,935

Net loss for the year
ended August 31, 1997             -       (1,935)       (1,935)

Balance, August 31, 1997          -       (1,935)         8,000

Rent at no charge               600             -           600

Common stock issued for
services, July 1998               -             -         3,000
at $0.0015 per share

Net loss for the year             -      (11,407)      (11,407)
ended August 31, 1998

Balance, August 31, 1998        600      (13,342)           193

Rent at no charge               350             -           350

Common stock issued for
cash, January 1999
at $0.00125 per share             -             -         6,000

Net loss for the period
ended March 31, 1999              -       (4,939)       (4,939)

Balance March 31, 1999         $950     $(18,281)       $ 1,604

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(page 1 of 2)

                               Period from        For the seven
                           August 27, 1997         month period
                            (Inception) to        ended 3/31/99
                                   3/31/99

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                         $(18,281)             $(4,939)

Adjustments to reconcile
net loss to net cash used
by operating activities:
Amortization                           300                  240
Rent expense                           950                  350
Stock issued for
consulting fees                      4,935                    -
Decrease (increase) in
prepaid expenses                         -                   23
Increase (decrease) in
accounts payable                        50                (410)
Increase (decrease) in
accounts payable - related party       342                  342

Net cash used by
operating activities              (11,704)              (4,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in organization costs       (300)                    -

Net cash used by
investing activities                 (300)                    -

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock             6,000                6,000
Issuance of preferred stock          8,000                    -
Net cash provided by
financing activities                14,000                6,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                 1,996                1,606

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                     -                  390

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                    $  1,996              $ 1,996

The accompanying notes are an integral part of the financial statements SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(page 2 of 2)

                               Period from        For the seven
                           August 27, 1997         month period
                            (Inception) to        ended 3/31/99
                                   3/31/99

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                         $(11,407)             $(1,935)

Adjustments to reconcile
net loss to net cash used
by operating activities:
Amortization                            60                    -
Rent expense                           600                    -
Stock issued for
consulting fees                      3,000                1,935
Decrease (increase) in
prepaid expenses                      (23)                    -
Increase (decrease) in
accounts payable                       460                    -
Increase (decrease) in
accounts payable - related party     (300)                    -

Net cash used by
operating activities               (7,610)                    -

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in organization costs           -                    -

Net cash used by
investing activities                     -                    -

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock                 -                    -
Issuance of preferred stock              -                8,000
Net cash provided by
financing activities                     -                8,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS               (7,610)                8,000

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                 8,000                    -

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                    $    390              $ 8,000

The accompanying notes are an integral part of the financial statements
SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 1999

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company.

Sunburst Acquisitions IV, Inc. (a development stage company) (the
"Company") was incorporated under the laws of the State of Colorado on August 27, 1997. The initial principal office of the corporation is 2082 Cherry Street, Denver, CO, 80207.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and, at March 31, 1999, had not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses that have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage. On August 4, 1999, the Company acquired an interest in Prologic Management Systems, Inc. in the transaction more fully described in Footnote 5.

Accounting Method
The Company records income and expenses on the accrual method.

Fiscal Year
In connection with the Prologic transaction, the Company's Board of Directors changed the Company's fiscal year end from August 31 to March 31.

Loss per Share
Loss per share was computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Organization Costs
Costs to incorporate the Company were capitalized and have been amortized over a sixty-month period. In fiscal 1999, the remaining unamortized organization costs were charged to expense.

Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Statement of Cash Flows
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)
       Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the seven month period ended March 31, 1999, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.     STOCKHOLDERS' EQUITY

As described in footnote 5, the Company underwent a 20:1 stock split after the end of the year. Unless otherwise indicated, all share and per share amounts have been restated to reflect the split.

As of March 31, 1999, 40,700,000 shares of the Company's no par value common stock had been issued for consulting services provided. The services were converted to shares at $0.00005 per share. An additional 4,800,000 shares have been issued for cash at $0.00125 per share. A total of 45,500,000 shares were outstanding at March 31, 1999.

As of March 31, 1999, 80,000 shares of the Company's no par value
Series A preferred stock had been issued at $0.10 per share. On May 25, 1999, the Series A preferred shares were converted into a total of 3,200,000 common shares.

Commencing on September 1, 1999, the holders of record of shares of the Series A preferred stock were entitled to receive, when and as declared by the board of directors out of funds legally available therefore, cash dividends at the rate of $0.01 per share per annum, payable quarterly, in arrears, on such dates as may from time to time be determined by the board of directors.

In the event of a liquidation or dissolution of the Company, the holders of shares of the Series A were entitled to receive out of the assets of the Company an amount equal to $0.10 per share, plus any accrued and unpaid dividends thereon to the date fixed for distribution. This distribution was to be in preference and have priority over any such distribution upon the common stock of the Company and all other preferred stock of the Company. If the assets of the Company were not sufficient to pay such amount in full to the holders of this Series A and of all such other Series were to share ratably in any such distribution of assets in accordance with the amounts which would be payable on such distribution if the amounts to which the holders of this and all such other Series are entitled were paid in full.

To the extent not previously converted into shares of common stock, the Series A shares were redeemable, in whole or in part, at the option of the Company by resolution of its board of directors at a redemption price per share of $0.15, plus any accrued and unpaid dividends thereon to the date fixed for redemption.

The holders of shares of Series A had the right to vote either in the election of directors or in any other matter.

3.     RELATED PARTY TRANSACTIONS

As of the date hereof, Michael R. Quinn and Jay Lutsky are the officers and directors of the Company, and are the owners of 36,601,920 shares of common stock, constituting approximately 80% of the Company's issued and outstanding shares. Including the Series A Preferred stock conversion privilege, Jay Lutsky and Michael R. Quinn owned approximately 37,201,920 voting shares constituting approximately 76% of the Company's issued and outstanding shares.

The Company's President is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.     INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $18,281 expiring during the years 2018 and 2019. The tax benefit of these net operating losses is approximately $3,519 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the period ended May 31 1999, the valuation allowance increased by approximately $970.

5.     SUBSEQUENT EVENTS

Investment in Prologic Management Systems, Inc.
On July 8, 1999, Sunburst Acquisitions IV, Inc., ("Sunburst") entered into a Stock Purchase and Merger Agreement ("SPMA") with
Prologic Management Systems, Inc., an Arizona corporation
("Prologic"). The terms of the SPMA required that Sunburst purchase up to 5,280,763 shares of common stock of Prologic for $3,000,000.


On August 4, 1999, in a transaction accounted for using the purchase method, Sunburst acquired 3,459,972 shares of common stock of Prologic for a subscription price of $1,000,000, or $0.2890 per share ("Tranche 1"). In addition, a Voting Trust Agreement was executed granting Sunburst voting rights to a total of 1,071,060 shares of Prologic common stock. Following the closing of Tranche 1 and execution of the Voting Trust Agreement, Sunburst owned or had voting control of approximately 55% of the issued and outstanding common shares of Prologic. Sunburst funded the purchase through the sale of 500,831 shares of its common stock at $2.00 per share.

Commitment for additional investment in Prologic
Sunburst's second stage investment under the SPMA ("Tranche 2") involves the purchase of up to 1,820,791 additional shares for a purchase price of $2,000,000, or approximately $1.0984 per share. The proceeds from Tranche 2 are intended to be used by Prologic to facilitate the acquisition of another (unaffiliated) company (the "Tranche 2 Acquisition"), and Tranche 2 is to be funded essentially simultaneously with the closing of the Tranche 2 Acquisition. Tranche 2 has not yet closed.

It is intended that Prologic merge into Sunburst. As a condition to closing the merger, Sunburst is obligated to have a binding commitment from investors to provide it, in two stages, with up to $4,000,000 in equity capital. The Tranche 2 funding described above will represent the first stage. The second $2,000,000 stage ("Tranche 3"), which is intended to be funded after completion of the merger, will require that Sunburst have a binding commitment from investors to purchase a total of 890,287 shares of Sunburst common stock for a total purchase price of $2,000,000, or $2.246 per share.

In conjunction with execution of the SPMA, Sunburst and certain of its shareholders entered into an agreement with a group of investors to permit the investors to acquire control of Sunburst in return for providing the funds required by the SPMA. The agreement with these investors involves a four step reorganization of Sunburst including (i) the sale by five current shareholders of Sunburst of a total of 385,000 (pre-split) shares of common stock; (ii) the voluntary surrender for cancellation of a total of 436,000 (pre-split) shares of common stock, reducing the number of issued and outstanding shares from 2,435,000 to 1,999,000 (pre-split); (iii) completion of a 20:1 forward split increasing the number of issued and outstanding shares to 39,980,000; and (iv) the voluntary surrender for cancellation of a total of 31,680,000 shares, reducing the number of issued and outstanding shares (following completion of the forward split described above) to 8,300,000.

Only after the successful completion of the above transactions, will Prologic merge into Sunburst. To effect the merger, Sunburst will issue common and preferred shares for all of the outstanding common and preferred shares of Prologic in the ratio of one Sunburst share for each Prologic share surrendered. Prologic shares held in treasury, by way of any Prologic subsidiary, and by Sunburst directly as a result of the transactions noted above will be cancelled. An adjustment to the number of shares of Sunburst common stock will be made in order that the shares of common stock issued to former Prologic shareholders as described above will result in those shareholders holding 47.15% of the outstanding common stock of Sunburst after the merger but prior to Tranche 3, as detailed in Section 8.6(a)(v) of the SPMA.

Sunburst has changed its fiscal year end from August 31 to March 31, which is the reporting year of Prologic. Prologic is designated the accounting acquiror in the transaction. The accompanying financial statements do not include the results of Prologic for any of the periods presented.


SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
BALANCE SHEET
June 30, 1999 (Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $ 1,124

Total current assets                        1,124

TOTAL ASSETS                              $ 1,124

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                             -

Total current liabilities                       -

STOCKHOLDERS' EQUITY
Preferred stock, no par value,
20,000,000 shares authorized;
0 shares issued and outstanding                 -

 Common stock, no par value;
 100,000,000 shares authorized;
 48,700,000 shares issued and
 outstanding                               18,935

Additional paid-in capital                  1,100
Deficit accumulated during the
development stage                        (18,911)

Total stockholders' equity                  1,124

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $ 1,124

The accompanying notes are an integral part of the financial statements.


SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

                        Period from
                    August 27, 1997       For the three months
                        (Inception)           ended 6/30
                         to 6/30/99          1999          1998
REVENUES                    $     -       $     -       $     -

EXPENSES
Amortization                    300             -            15
Consulting fees               4,935             -             -
General office                  328             -           142
Legal fees                    6,290             -             -
Professional fees             4,027           380           748
Rent                          1,100           150           150
Taxes and Licenses              107             -             -
Transfer Agent                1,547           100             -
Travel                          277             -             -

Total expenses               18,911           630         1,054

NET LOSS                   (18,911)         (630)       (1,054)

Accumulated deficit
Balance, beginning
of period                                (18,281)       (7,911)

Balance, end of
period                    $(18,911)     $(18,911)      $(8,965)

NET LOSS PER SHARE          $ (NIL)       $ (NIL)       $ (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
OF COMMON STOCK AND
COMMON STOCK EQUIVALENTS
OUTSTANDING              44,272,020    49,900,000    41,900,000

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

                        Period from

                    August 27, 1997       For the three months
                        (Inception)           ended 6/30
                         to 6/30/99          1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                  $(18,911)       $ (630)      $(1,054)
Adjustments to reconcile
net loss to net cash used
by operating activities:
Amortization                    300             -            15
Rent expense                  1,100           150           150
Stock issued for consulting
fees                          4,935             -             -
Increase (decrease) in
accounts payable                  -          (50)             -
Increase (decrease) in
accounts payable -
related party                     -         (342)             -

Net cash used by
operating activities       (12,576)         (872)         (889)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization
costs                         (300)             -             -

Net cash used by
investing activities          (300)             -             -

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock      6,000             -             -
Conversion of preferred
to common                     8,000             -             -

Net cash provided by
financing activities         14,000             -             -

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS          1,124         (872)         (889)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD               -         1,996         2,109

CASH AND CASH EQUIVLALENTS,
END OF PERIOD               $ 1,124       $ 1,124       $ 1,220

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 1999
(Unaudited)

MANAGEMENT'S REPRESENTATION OF INTERIM
FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Sunburst Acquisitions IV, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at March 31, 1999.