Form 10QSB
period 1999-06-30
SUNBURST ACQUISITIONS IV INC
filed 1999-11-18
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-QSB
(Mark One)
X__Quarterly report under section 13 or 15(d) of the Securities Ex-change Act of 1934 for the fiscal year ended June 30, 1999.

__Transition report under section 13 or 15(d) of the Securities Ex-change Act of 1934 for the transition period from _________ to
___________.

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

Applicable only to issuers involved in bankruptcy proceedings during the past five years:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,800,831 as of October 21, 1999.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No  X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant as of and for the quarter ending June 30, 1999, and for the period from incep-tion through June 30, 1999 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                     SUNBURST IV ACQUISITIONS, INC.
                      (A Development Stage Company)


                          FINANCIAL STATEMENTS




                       Quarter ended June 30, 1999
                     SUNBURST IV ACQUISITIONS, INC.
                      (A Development Stage Company)

Index to Financial Statements

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

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


SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

                   Period from
               August 27, 1997       For the three months
                   (inception)            ended 6/30
                    to 6/30/99          1999           1998
REVENUES              $      -       $     -        $     -

EXPENSES
Amortization               300             -             15
Consulting fees          4,935             -              -
General office             328             -            142
Legal fees               6,290             -              -
Professional fees        4,027           380            748
Rent                     1,100           150            150
Taxes and Licenses         107             -              -
Transfer Agent           1,547           100              -
Travel                     277             -              -
Total expenses          18,911           630          1,054

NET LOSS              (18,911)         (630)        (1,054)

Accumulated deficit
Balance, beginning
of period                     -     (18,281)        (7,911)

Balance, end of
period               $(18,911)     $(18,911)       $(8,965)

NET LOSS PER SHARE:
                        $(NIL)       $ (NIL)        $ (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
OF COMMON STOCK AND
COMMON STOCK EQUIVALENTS
OUTSTANDING:
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

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock:
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


SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 1999
(Unaudited)

MANAGEMENT'S REPRESENTATION OF INTERIM
FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Sun-burst Acquisitions IV, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of finan-cial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at March 31, 1999.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATIONS

General

       The Company was formed as a blind pool or blank check company, whose business plan is to seek, investigate, and, if warrant-ed, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. As of June 30, 1999, the Company remains in the development stage.

       Since inception, the Company's activities have been limited to acquisition of capital, registration of its securities under the Securities Exchange Act of 1934 compliance with the on-going reporting re-quirements for a public company registered under the Securities
Exchange Act of 1934, and initial efforts to seek out and investigate business acquisition opportunities. During this period, the Company has received no revenues and has experienced a cumulative net loss of $18,911, primarily as a result of legal and accounting costs related to registration and compliance with the on-going reporting requirements under the Securities Exchange Act of 1934. Consequently, the Comp-any's balance sheet for the period ended June 30, 1999, reflects current and total assets of $1,124, which is in the form of cash, no liabilities, and a deficit accumulated during the development stage of ($18,911).

       On July 8, 1999, the Company entered into a Stock Purchase and Merger Agreement (SPMA) with Prologic Management Systems,
Inc., an Arizona corporation (Prologic). Prologic is engaged in the business of providing systems integration services, networking servic-es, software development and applications software for the commer-cial market.

       The terms of the SPMA required that the Company purchase up to 5,280,763 shares of common stock of Prologic for $3,000,000. On August 4, 1999, subsequent to the end of the quarter, the Compa-ny acquired 3,459,972 shares of Prologic for a subscription price of $1,000,000, or $0.2890 per shares ("Tranche 1"). The Company funded this purchase through sale of 500,831 shares of its common stock at $2.00 per share.

       Simultaneously with the closing of Tranche 1 under the SPMA, a Voting Trust Agreement was signed granting the Company voting rights to a total of 1,071,060 shares of Prologic common stock. Following the closing of Tranche 1 and execution of the Voting Trust Agreement, the Company owned or had voting control of approxi-mately 55% of the issued and outstanding common shares of Prologic.

       In conjunction with closing the the Tranche 1 investment, the Company changed its fiscel year from August 31 to March 31, which is the reporting year of Prologic. Prologic is considered to be the accounting acquiror in the transaction. However, the accompanying financial statements do not include the results of Prologic for the period presented.

Plan of Operations

       The Plan of Operations for the remainder of the fiscal year is to proceed with the steps necessary for completion of the additional transactions contemplated by the SPMA.

       The Company's second stage investment under the SPMA
("Tranche 2") involves the purchase of up to 1,820,791 additional shares of common stock of Prologic for a purchase price of $2,000,000, or approximately $1.0984 per share. The Company will be required either to sell additional securities or obtain debt financing in order to raise the funds needed for completion of the Tranche 2 investment under the SPMA. The Company has not identified a source for the funds needed to complete the Tranche 2 investment, and there is no assurance that the Company will be able to obtain the necessary funds for that purpose.

       The proceeds from Tranche 2 are intended to be used by Prologic to facilitate the acquisition of another (unaffiliated) company (the "Tranche 2 Acquisition"), and Tranche 2 is to be funded essen-tially simultaneously with the closing of the Tranche 2 Acquisition.

       Under the terms of the SPMA, it is intended that Prologic merge into the Company. As a condition to closing the merger, the Company is obligated to have a binding commitment from investors to provide it, in two stages, with up to $4,000,000 in equity capital. The Tranche 2 funding described above would represent the first portion of the required equity capital commitment. The additional $2,000,000 of equity capital (which is referred to in the SPMA as "Tranche 3"), is intended to be funded after completion of the merg-er. However, in order to complete the merger prior to funding of Tranche 3, the SPMA requires the Company to have a binding com-mitment from investors to purchase a total of 890,287 shares of the Company's common stock for a total purchase price of $2,000,000, or $2.246 per share. The Company has not identified a source for the funds needed to complete the Tranche 3 investment, and there is no assurance that the Company will be able to obtain the necessary funds for that purpose.

       In the event the Company is able to complete the Tranche 2 investment and is able to obtain the commitment necessary to com-plete the Tranche 3 investment following the merger, Prologic will merge into the Company. In order to effect the merger, the SPMA requires the Company to issue common and preferred shares for all of the outstanding common and preferred shares of Prologic in the ratio of one Sunburst share for each Prologic share surrendered. Prologic shares held by the Company and any Prologic shares which it holds in
treasury would be cancelled as part of the merger transaction.   In
addition, in order to comply with the terms of the SPMA, it is antici-pated that as part of completion of the merger transaction, an adjust-ment will be required to be made in the number of shares of common stock which the Company has issued and outstanding, so that the number of shares of common stock of the Company issued in the merger transaction to former shareholders of Prologic, will be equal to 47.15% of the outstanding shares of common stock of the Company after the merger, but prior to the Tranche 3 investment described above. This adjustment, if needed, is expected to be accomplished through the voluntary surrender of shares for cancellation by certain existing shareholders of the Company.

       There is no assurance as to when, or whether, the merger transaction with Prologic will be completed. In the event the Company is unable to obtain the necessary financial commitments to complete the Tranche 2 and Tranche 3 investments contemplated by the SPMA, the Company intends, with the assistance and cooperation of the management of Prologic, to investigate other alternatives or options for completing a business combination transaction with Prologic. However, as of the date hereof, no such alternatives or options have been developed.

       In addition to the capital required to proceed with the merger transaction with Prologic, the Company will also require additional capital to pay its on-going expenses related to compliance with its reporting obligations under the Securities Exchange Act of 1934.
Although no commitments have been made by management or other
Company shareholders to provide the funds necessary for payment of on-going expenses, it is anticipated that the Company will seek loans or additional capital contributions from certain of its existing principal shareholders in order to obtain any additional working capital required
for that purpose.   However, there can be no assurance that funds will
be available to cover the Company's expenses.

PART II - EXHIBITS
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

       (a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.                  Document

27.           Financial Data Schedule

       (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

2.1 Stock Purchase and Merger Agreement (incorporated by reference from Report on Form 8-K/A dated August 4, 1999, filed with the Securities and Exchange Commission on October 21, 1999.)

Signatures

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS IV, INC.


By: /s/ ________________
Michael R. Quinn (Principal Executive Officer and Director)
Date: November 18, 1999


By: /s/ ________________
Jay Lutsky (Principal Financial Officer and Director)
Date: November 18, 1999