Form 10QSB
period 1999-09-30
SUNBURST ACQUISITIONS IV INC
filed 1999-12-21
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-QSB
(Mark One)
X__Quarterly report under section 13 or 15(d) of the Securities Ex-change Act of 1934 for the quarterly period ended September 30, 1999.

__Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to
_____________.

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

                            Denver, Colorado 80207
__________________________________________________________
                           City, State and Zip Code

(Issuer's telephone number:  (303) 321-0461

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,800,831 as of December 20, 1999.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No  X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (a) The unaudited financial statements of registrant as of and for the period ending September 30, 1999, follow.

                 SUNBURST IV ACQUISITIONS, INC. and SUBSIDIARY



                             FINANCIAL STATEMENTS




                        Period ended September 30, 1999
                 SUNBURST IV ACQUISITIONS, INC. and SUBSIDIARY

Index to Financial Statements
                                                                      [C]
Condensed Consolidated Balance Sheet                                    5
Condensed Consolidated Statements of Operations                         7
Condensed Consolidated Statements of Cash Flows                         9
Notes to Condensed Consolidated Financial Statements                   11

SUNBURST ACQUISITIONS IV, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 1999
(Unaudited)

ASSETS
Cash                                    $         189,598
Restricted Cash                                   300,000
Accounts receivable, less allowance
 for doubtful accounts
 of $245,688                                    6,597,725
Inventories                                       193,057
Prepaid Expenses                                  148,562
        Current Assets                          7,428,943

Property and Equipment, net                       492,941

Goodwill - Net                                    905,912
Other Assets                                      105,959
                                                8,933,755

Liabilities and Equity
 Short-term Debt and Notes Payable              1,596,423
 Notes Payable, Related Parties                   100,400
 Accounts Payable                               3,330,638
 Accrued Expenses                                 740,509
 Deferred Revenue                                 200,564

Current Liabilities                             5,968,533

 Long term debt and notes
 payable, excluding current portion               155,639
 Line of credit                                 3,965,291

 Minority interest in
 consolidated subsidiary                                -

Shareholders' Deficit
Series A cumulative
 convertible preferred stock,
 no par value, 16,667 shares
 authorized 16,667
 shares outstanding                               100,000
Series B cumulative
 convertible preferred stock,
 no par value, 100,000 shares
 authorized, 72,000
 shares outstanding                               519,884
Common stock, no par value
 100,000,000 shares
 authorized 8,800,831
 shares outstanding                             9,499,845
Warrants                                          694,230
Accumulated deficit                          (11,969,667)

Total shareholders' deficit                   (1,155,708)

Total Liabilities and Equity            $      8,933,755

See accompanying notes to condensed consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Three months ended                Six months ended
                                            September 30,                   September 30,
                                    1999             1998            1999            1998
                             (unaudited)      (unaudited)     (unaudited)     (unaudited)

Revenues
Hardware               $       6,556,521        2,231,817      12,870,222       5,564,736
Licenses                       1,889,867          894,664       3,097,670       1,348,093
Services                       1,642,933          582,745       2,315,936       2,166,820
Total Net Revenue             10,089,321        3,709,206      18,283,828       9,079,649

Cost of Sales                  8,188,243        2,752,387      14,834,323       6,710,774

Gross Margin                   1,901,078          956,819       3,449,505       2,368,875

Operating Expenses
Selling and Marketing            712,123          365,362       1,084,859         703,979
General and
 Administrative                1,319,139        1,267,358       2,538,889       2,468,326
Research and Development               -                -               -          51,750
Total Operating Expenses       2,031,262        1,632,720       3,623,748       3,224,055

Operating Income (loss)        (130,184)        (675,901)       (174,243)       (855,180)

Interest expense               (198,486)        (153,316)       (268,333)       (234,161)
Other income (expense)          (16,805)           29,008        (16,555)          14,526
Minority interests in loss of
  consolidated subsidiaries            -                -               -               -

Income (loss)
before taxes                   (345,475)        (800,209)       (459,131)     (1,074,815)

Income Taxes                           0                0               0               0

Net loss                       (345,475)        (800,209)       (459,131)     (1,074,815)

Shares used in computing
 net loss per share            8,382,544        8,300,000       8,341,277       8,300,000

Cumulative preferred
 stock dividend                   20,667           20,000          40,889          67,934

Net loss applicable
 to common stock               (366,142)        (820,209)       (500,020)     (1,142,749)

Net loss per common share
Basic                         (0.04)          (0.10)           (0.06)          (0.14)
Diluted                $      (0.04)          (0.10)           (0.06)          (0.14)

See accompanying notes to condensed consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      Six months                       Six months
                                           ended                            ended
                                         9/30/99                          9/30/98
                                     (unaudited)                      (unaudited)

Cash flows from operating activities:
Net loss                       $       (459,131)         $    (1,074,814)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization            211,382                  216,726
Issuance of warrants                           -                   81,742
Common stock dividend                     41,333                   67,934
Changes in:
Trade accounts receivable            (3,969,549)                (410,267)
Accounts payable and
 accrued expenses                        234,974                1,819,758
Other assets and liabilities             775,043                (732,119)
Total adjustments                    (2,706,817)                1,043,774

Net cash from (used in)
 operating activities                (3,165,949)                   31,040

Cash flows from investing activities

Purchase of equipment                   (90,072)                 (83,099)

Net cash used in
 investing activities                   (90,072)                 (83,099)

Cash flows from financing activities:
Issuance of common stock                 747,354                   39,669
Issuance of debt - line of credit      2,731,035                   76,035
Issuance of Series B Preferred Stock           -                  720,000
Repayment of debt                      (160,932)                (786,330)


Net cash provided by (used in)
 financing activities                  3,317,457                 (49,374)

Net cash increase (decrease) in cash
 and cash equivalents                     61,436                 (64,765)

Cash and cash equivalents,
 beginning of period                     128,162                  175,110

Cash and cash equivalents,
 end of period                 $         189,598        $         110,345


See accompanying notes to condensed consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

1. Basis of Presentation

        The accompanying condensed consolidated financial statements include the accounts of Sunburst Acquisitions IV, Inc. ("the
Company") and its subsidiary, Prologic Management Systems, Inc.
("Prologic"). All significant inter-company balances and transactions have been eliminated in consolidation.

        The accompanying unaudited, condensed, consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-
KSB for the transition period ended March 31, 1999, the consolidated financial statements and notes thereto included in the Prologic Management Systems, Inc. Form 10-KSB for the fiscal year ended
March 31, 1999, and the unaudited, condensed, consolidated financial statements of Prologic included in Prologic's report on Form 10-QSB for the six month period ended September 30, 1999. The results of operations for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Acquisition of controlling interest in Prologic Management
Systems, Inc.

        On July 8, 1999, the Company entered into a Stock Purchase and Merger Agreement ("SPMA") with Prologic Management
Systems, Inc. The terms of the SPMA require that the Company purchase up to 5,280,763 shares of common stock of Prologic for $3,000,000. In conjunction with execution of the SPMA, Sunburst and certain of its shareholders entered into an agreement with a group of investors to permit the investors to acquire control of Sunburst in return for providing the funds required by the SPMA. The agreement with these investors involves a four step reorganization of Sunburst including (i) the sale by five current shareholders of Sunburst of a total of 385,000 shares of common stock; (ii) the voluntary surrender for cancellation of a total of 436,000 shares of common stock, reducing the number of issued and outstanding shares from 2,435,000 to 1,999,000; (iii) completion of a 20:1 forward split increasing the number of issued and outstanding shares to 39,980,000; and (iv) the voluntary surrender for cancellation of a total of 31,680,000 shares, reducing the number of issued and outstanding shares (following completion of the forward split described above) to 8,300,000.

        On August 4, 1999, the Company completed Tranche 1 of the
SPMA by purchasing 3,459,972 shares of common stock of Prologic for a cash investment of $1,000,000. The Company also executed a Voting Trust Agreement with shareholders of Prologic which granted the Company voting rights to a total of 1,071,060 shares of Prologic Common Stock. These transactions resulted in Sunburst owning or having voting control of approximately 55% of the outstanding common shares of Prologic. Sunburst funded the acquisition of Prologic through the issuance of 500,831 (post split) shares of Sunburst common stock at $2.00 per share. The acquisition of an ownership interest and voting control of Prologic has been accounted for as a reverse acquisition resulting in the recapitalization of Prologic Management Systems, Inc. No goodwill was recorded in the transaction. Prologic is the accounting acquirer and consequently, all operations included in the accompanying financial statements are those of Prologic for all periods presented.As of September 30, 1999, the Company had acquired control of approximately 55% of the outstanding common shares of Prologic. The remaining 45% ownership constitutes a minority interest in Prologic which is not owned or controlled by the Company. Due to the deficit in equity of Prologic (totaling $1,155,708 at September 30, 1999) and losses sustained during the period August 4, 1999 to September 30, 1999
(totaling approximately $200,000), no minority interest is reflected in the accompanying financial statements, since there is no obligation for minority shareholders of Prologic to contribute additional equity amounts equal to their share of the deficits and losses sustained by Prologic as of and for the period ended September 30, 1999.

3. Commitment to acquire additional shares of Prologic Management
Systems, Inc.

        Sunburst's second stage investment under the SPMA ("Tranche
2") involves the purchase of up to 1,820,791 additional shares for a purchase price of $2,000,000, or approximately $1.0984 per share.
The proceeds from Tranche 2 are intended to be used by Prologic to facilitate the acquisition of another (unaffiliated) company (the "Tranche 2 Acquisition"), and Tranche 2 is to be funded essentially simultaneously with the closing of the Tranche 2 Acquisition.
It is intended that Prologic merge into Sunburst. As a condition to closing the merger, Sunburst is obligated to have a binding commitment from investors to provide it, in two stages, with up to $4,000,000 in equity capital. The first stage will be represented by the Tranche 2 funding described above. The second $2,000,000 stage ("Tranche 3"), which is intended to be funded after completion of the merger, will require that Sunburst have a binding commitment from investors to purchase a total of 890,287 shares of Sunburst common stock for a total purchase price of $2,000,000, or $2.246 per share.
To effect the merger, Sunburst will issue common and preferred shares for all of the outstanding common and preferred shares of Prologic in the ratio of one Sunburst share for each Prologic share surrendered. Prologic shares held in treasury, by way of any Prologic subsidiary, and by Sunburst directly as a result of the transactions noted above will be cancelled. An adjustment to the number of shares of Sunburst common stock will be made in order that the shares of common stock issued to former Prologic shareholders as described above will result in those shareholders holding 47.15% of the outstanding common stock of Sunburst after the merger but prior to Tranche 3, as detailed in Section 8.6(a)(v) of the SPMA. All outstanding warrants and options to acquire Prologic stock that are not exercised prior to the merger will be automatically converted into an option or right to purchase a like number of shares from Sunburst or the surviving entity. If, by December 15, 1999, either the Tranche 2 Acquisition has not been closed or the planned merger of Prologic into Sunburst has not occurred, the Company is obligated under the SPMA to purchase 455,208 shares of Prologic common stock for $500,000, which amount will be credited to the Company's Tranche 2 funding obligation.

4. Loss per share

        Loss per share has been calculated using the weighted average number of shares outstanding. Unless otherwise indicated, all amounts have been adjusted for the 20:1 stock split described above. 8,300,000 shares outstanding after the four-step recapitalization of Sunburst Acquisitions IV, Inc. have been treated as outstanding as of the beginning of each period presented.

5. Proforma

        The following condensed financial information portrays the effects of the acquisition of a 55% controlling interest in Prologic as of the beginning of each period presented.

                              12 months                Six months
                              March 1999          September 1999

Current Assets                 3,577,540               7,428,943
Total Assets                   5,181,123                8,933,755
Current Liabilities            4,876,547               5,968,533
Stockholders Equity          (1,462,897)              (1,155,708)
Revenues                      17,078,678               18,283,828
Net Loss                     (2,228,187)                (459,131)
Net Loss Per Share       $         (0.28)                 (0.06)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the audited Consolidated Financial Statements as filed in the Company's annual report on Form 10-KSB for the transition period ended March 31, 1999, the annual report of Prologic on Form 10-
KSB for the year ended March 31, 1999, and the quarterly report of Prologic on Form 10-QSB for the six months ended September 30, 1999. Except for the historical information contained herein, the matters discussed in this 10-QSB are forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including the rapid change in hardware and software technology, market conditions, the anticipation of growth of certain market segments and the positioning of the Company's products and services in those segments, seasonality in the buying cycles of certain of the Company's customers, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products and services by existing or new competitors and the significant risks associated with the acquisition of new products, product rights, technologies, businesses, the management of growth, the Company's ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and the other risks detailed from time to time in the Company's SEC reports, including reports on Form 10-KSB and Form 10-QSB, that could cause results to differ materially from those anticipated by the statements made herein. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.

Introduction
        The Company, through its subsidiary Prologic Management Systems, Inc., provides systems integration services, software development, proprietary software products and related services. The majority of the Company's revenues are generated from systems integration and related product sales. The Company's services include systems integration, and national and regional support in Internet and intranet application and framework design, enterprise and workgroup client/server design and optimization, relational database development, LAN/WAN and workgroup solutions, Internet/intranet design and connectivity, and graphic design services for the World Wide Web.
The Company's software development expertise provides an internal resource for development needs in integration and custom projects.
The Company's proprietary products include manufacturing, distribution, and resource tracking software for commercial clients, as well as its intranet-based sales tracking and reporting system and intranet-based document management, warehousing and retrieval system. The Company's products are not directed to the retail consumer market. For additional information on the combined operating results of the Company and its subsidiary, see the Consolidated Financial Statements of Prologic Management Systems,
Inc. and the Notes thereto as filed in Prologic's From 10-KSB for the fiscal year March 31, 1999, and the accompanying financial statements for the six month period ended September 30, 1999. The discussion should be read in conjunction with and is qualified in its entirety by the Financial Statements as filed in the Company's annual report on Form 10-KSB for the transition period ended March 31, 1999, the Consolidated Financial Statements included in the annual report of Prologic on Form 10-KSB for the year ended March 31, 1999, and the quarterly report of Prologic on Form 10-QSB for the six months ended September 30, 1999.

Results of Operations

Three Months Ended September 30, 1999 and 1998

        Net Sales. Net sales for the second quarter of fiscal 2000 were $10,089,321 compared to $3,709,206 for the second quarter of fiscal 1999, an increase of $6,380,115 or approximately 172%. The sales increase was primarily the result of a significant increase in the sales of third party products and the additional sales staff at Basis. Sales of third party hardware for the period were $6,556,521 an increase of approximately 193% over sales for the same period one year ago of $2,231,817. Sales of software licenses, which included third party licenses as well as proprietary software, were $1,889,867 for the period, reflecting an increase of $995,223, or approximately 111% over sales of $894,644 for the second quarter of the previous fiscal year. Service sales for the period, which were comprised predominately of integration services, were $1,642,933 compared to $582,745 for corresponding period of the previous fiscal year, an increase of $1,060,188, or approximately 181%. The new sales staff has concentrated initially on sales of hardware and third party software, which historically leads to additional service sales over time.

        Cost of Sales. Cost of sales was approximately $8,188,243, or 81.1% of total net sales, for the period ended June 30, 1999, versus approximately $2,752,387, or 74.2% of net sales, for the same period of the previous year. The increased cost was due primarily to the increased sales. The increase, as a percentage of net sales, reflects the increasingly higher cost of third party products. For the September quarter, cost of sales as a percentage of net sales was consistent with the results of the previous quarter. The Company expects to see the margins on sales of third party products continue to decrease, the result of continued competition and pricing pressure in the computer market. The Company plans to offset the increasing cost of third party products by improving sales of related higher margin services.

        Selling and Marketing. Selling and marketing expenses were $712,123, or 7.1% of net sales, for the three month period ended September 30, 1999, compared to $365,362, or 9.9% of net sales for the same period of the previous fiscal year. The increase in selling and marketing expenses (a decrease as a percentage of net sales) for the period is due, in part, to the continued reorganization of the sales staff at the Basis subsidiary. The Company expects selling and marketing expenses to increase as sales increase.

        General and Administrative. General and administrative expenses for the second quarter of fiscal 2000 were $1,319,139, or 13.1% of net sales, compared to $1,267,358, or 34.2% of net sales, for the second quarter of the previous fiscal year. The increase (a decrease as a percentage of net sales) was the result of increases in staff to support increased sales, and in corporate staff related to current efforts to consolidate the accounting and administrative functions. The Company expects to reduce administrative expenses as the consolidations continue.

        Research and Development. The Company did not incur any research and development expense during the quarter. Research and development is primarily related to updates of proprietary software. The Company does not expect to incur any additional research and development expense during the remainder of the fiscal year.

        Operating Loss. The operating loss for the period was $130,184, or 1.3% of net sales, versus $675,901 or 18.2% of sales, for the same period last year. The operating loss improvement was the result of increased sales, offset primarily by increased selling and marketing expenses related to increased sales staff and the continuing consolidation of accounting and administration functions.

        Interest and Other Income. Interest expense and other expense for the period was $215,291 compared to $124,308 for the corresponding period of the previous fiscal year, which was mainly interest paid on the current lines of credit, short term and long term borrowings. The increase is the result of additional borrowings required to support sales growth and to supplement funds being generated by operations.

        Income Taxes. The Company had no income tax expense for the second quarter of fiscal 2000 and 1999. As of September 30, 1999, the Company had Federal net operating loss carryforwards of approximately $11,700,000. The utilization of net operating loss carryforwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

        Net Loss. The net loss for the quarter ended September 30, 1999 was $345,475, or approximately $.06 per share, versus a loss of $800,209, or approximately $.18 per share, for the same period of the prior fiscal year. The decrease in net loss was the result of increased sales, offset by increased operating expenses and interest expense.

Six Months Ended September 30, 1999 and 1998

        Net Sales. Net sales for the six months ended September 30, 1999 were $18,283,828 versus the net sales for the same period one year ago of $9,079,649, an increase of $9,204,179, or approximately 101%. The sales increase was primarily the result of a significant increase in the sales of third party products and the additional sales staff at Basis. Sales of third party hardware for the period were $12,870,222 an increase of approximately 131% over sales for the same period one year ago of $5,564,736. Sales of software licenses, which included third party licenses as well as proprietary software, were $3,097,670 for the six month period, reflecting an increase of $1,749,577, or approximately 129% over sales of $1,348,093 for the first six months of the previous fiscal year. Service sales for the period, which were comprised predominately of integration services, were $2,315,936 compared to $2,166,820 for the corresponding period of the previous fiscal year, an increase of $149,116, or approximately 6.9%. The new sales staff has concentrated initially on sales of hardware and third party software, which historically leads to additional service sales over time.

        Cost of Sales. Cost of sales was approximately $14,834,323, or 81.1% of net sales, for the six months ended September 30, 1999, versus approximately $6,710,774, or 73.9% of net sales, for the same period of the previous fiscal year. The increased cost was due primarily to the increased sales. The increase, as a percentage of net sales, reflects the increasingly higher cost of third party products. The Company expects to see the margins on sales of third party products continue to decrease, the result of continued competition and pricing pressure in the computer market. The Company plans to offset the increasing cost of third party products by improving sales of related higher margin services.

        Selling and Marketing. Selling and marketing expenses were $1,084,859, or 5.9% of net sales, for the six months ended September
30, 1999, compared to $703,979, or 7.8% of net sales, for the same period of the previous fiscal year. The increase in selling and marketing expenses (a decrease as a percentage of net sales) for the period is due, in part, to the continued reorganization of the sales staff at the Basis subsidiary. The Company expects selling and marketing expenses to increase as sales increase.

        General and Administrative. General and administrative expenses for the six month period ended September 30, 1999 were $2,538,889, or 13.9% of net sales, compared to $2,468,326, or
27.2% of net sales, for the same period of the previous fiscal year.
The increase (a decrease as a percentage of net sales) was the result of increases in staff to support increased sales, and in corporate staff related to current efforts to consolidate the accounting and administrative functions. The Company expects to reduce administrative expenses as the consolidations continue.

        Research and Development. The Company did not incur any research development expense during the six months ended September
30, 1999. Research and development expense for the six months ended September 30, 1998 was approximately $51,750, or 0.6% of net sales. Research and development is primarily related to updates of proprietary software. The Company does not expect to incur any research and development expense during fiscal 2000.

        Operating Loss. Operating loss for the six month period ended September 30, 1999 decreased to $174,243, or 1% of net sales, versus the operating loss of $855,180, or 9.4% of net sales, for the same period last year. The operating loss improvement was the result of increased sales, offset primarily by increased selling and marketing expenses related to increased sales staff and the continuing consolidation of accounting and administration functions.
Interest and Other Income. Interest expense and other expense for the first six months of fiscal 2000 was $284,888 compared to $219,635 for the same period of the previous fiscal year. The increase is the result of additional borrowings required to support sales growth and to supplement funds being generated by operations.

        Income Taxes. The Company had no income tax expense for the first six months of fiscal 2000 and 1999. As of September 30, 1999, the Company had Federal net operating loss carryforwards of approximately $11,700,000. The utilization of net operating loss carryforwards will be limited pursuant to the applicable provisions of the Internal Revenue Code and Treasury regulations.

        Net Loss. The net loss for the six months ended September 30, 1999 was $459,131, or approximately $.09 per share, versus a loss of $1,142,749, or approximately $.25 per share, for the same period of the previous fiscal year. The decrease in net loss was the result of increased sales, offset by increased operating expenses and interest expense.

Liquidity and Capital Resources

        Liquidity and Capital Resources. At September 30, 1999 the Company had working capital of approximately $1,460,410 versus a deficit of approximately $1,299,000 at March 31, 1999. The cash balance at September 30, 1999 was approximately $489,598, of which $300,000 was restricted as security for the Company's line of credit.

        Cash used by operations during the six month period ended September 30, 1999 was approximately $3,165,949. Cash generated by operations during the same six month period of the previous fiscal year totaled approximately $31,040. Cash used in investing activities was approximately $90,072 at September 30, 1999 and approximately $83,099 at September 30, 1998. Cash provided by financing activities for the six months ended September 30, 1999 totaled approximately $3,317,457 as the result of additional advances from the Company's line of credit and the issuance of common stock. Cash used by financing activities totaled approximately $49,372 for the six months ended September 30, 1998.

        The Company has not integrated the sale of its proprietary software into its subsidiaries and has not generated the increase in professional service revenue it had anticipated and has therefore not generated the higher margins that it had expected. The result is that historically the Company has been unable to generate sufficient internal cash flows to support operations, and has been dependent upon capital reserves and outside capital sources to supplement cash flow. New equity investments, lines of credit and other borrowings, and credit granted by its suppliers have enabled the Company to sustain operations over the past several years. In August 1998, the Company's subsidiary, Prologic, had failed to meet the "continued listing criteria" established by NASDAQ and Prologic's securities were delisted from the NASDAQ Small Cap Market. The subsequent lack of liquidity in Prologic's securities had materially affected its ability to attract equity capital. Additionally, the lack of capital resources has precluded Prologic from effectively executing its strategic business plan. The ability to raise capital and maintain credit sources is critical to the continued viability of the Company.

        On July 8, 1999, the Company entered into a Stock Purchase and Merger Agreement ("SPMA") with Prologic Management
Systems, Inc. The terms of the SPMA require that the Company purchase up to 5,280,763 shares of common stock of Prologic for $3,000,000 and provides for additional funding of $2,000,000 after the completion of the planned merger of Prologic into Sunburst.

        The three investment stages in the SPMA could potentially provide the combined company with the equivalent of a $5,000,000 capital infusion. Of this amount, $1,000,000 is reflected in the accompanying financial statements as the amount invested by Sunburst to purchase an approximate 55% interest in Prologic under Tranche 1 of the agreement. This amount was raised through the issuance of 500,831 shares of Sunburst common stock. The potential acquisitions of additional subsidiaries are conditions to closing the future financing contemplated in the Company's business plan. The SPMA calls for the issuance of additional Sunburst shares for cash of $4,000,000, either prior to or immediately following the merger with Prologic.
With the capital resources available to properly manage them, the acquisition of two or more profitable companies should significantly expand the Company's revenues and enhance earnings. The resulting increase in internally generated cash flows should greatly reduce the Company's dependence upon outside capital sources. Additionally, the Company would expect to be the beneficiary of, through the acquisitions, qualified executive management, technical, and sales personnel, as well as new product and service offerings. The
Company believes that the SPMA can be the catalyst that will provide its shareholders and investors the opportunity to participate in liquid securities, trading in an orderly market.
In the future, the Company may require additional equity, working capital and/or debt financing to maintain current operations as well as achieve plans for future expansion. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to achieve plans for current and future expansion could be materially adversely affected.

        During fiscal 1998, Prologic signed a financing agreement with Coast Business Credit for a line of credit in an amount of the lower of $5,000,000 or the sum of 85% of eligible accounts receivable, restricted cash (see Note 5 of the Consolidated Financial Statements) and equipment loans (maximum of $250,000). This credit facility is designed to provide working capital to support Prologic's sales growth for its two subsidiaries. Among other things the agreement required that the Company maintain a combined net worth at its BASIS and GRSI subsidiaries of at least $750,000. The Company was in compliance of this requirement at September 30, 1999. The total amount of the line of credit outstanding at September 30, 1999 was approximately $3,919,915.

        During fiscal 1997, Prologic borrowed approximately
$100,000 at a rate of 8%, which was scheduled to become due on June 30, 1997. During July 1997, the note holder agreed to extend maturity on a month-to-month basis. As a result of the extension, Prologic has issued 10,000 restricted common shares per month to the note holder in consideration for the term of the extension. As of September 30, 1999 the note was still outstanding.

        In addition, during fiscal 1997 Prologic borrowed $820,000 in a private offering of 10% Subordinated Convertible Notes due
December 31, 1999. Prior to September 30, 1997, with the exception of one $100,000 note holder, Prologic renegotiated the conversion terms with the note holders of the remaining $720,000. The revised terms assign a fixed conversion price of $3.75 per share. In addition, the note holders have been granted warrants to purchase a total of 252,000 shares of Prologic's common stock at a price of $2.00 per share. The warrants will expire on December 31, 2001. During
December 1997, one $100,000 note holder exchanged the debt for unregistered common stock of Prologic. The common stock was exchanged at a price of $.625 per share for a total of 160,000 shares. In fiscal 1999, the remainder of the note holders representing
$720,000 converted to 72,000 shares of unregistered Series B
Cumulative Convertible Preferred Stock of Prologic with a fixed conversion rate of $3.75 per share of common stock and received warrants to purchase an additional 72,000 shares of unregistered common stock at a price of $1.00 per share. These warrants expire on March 31, 2001. If by December 31, 1999 the Series B Cumulative Convertible Preferred Stock has not been redeemed and the redemption price paid in full, or Prologic has not raised at least $1.5 million from the sale of its equity securities excluding the Series B Preferred Stock, the conversion rate shall become fifty percent (50%) of the average of the closing bid and asked price of the Common
Stock on the NASDAQ Stock Market during the month of December
1999 (or, if the Common Stock is not then quoted on the NASDAQ
Stock Market, the closing prices on such other market on which the Common Stock is then quoted).

        During fiscal 1997 and 1998, Prologic borrowed $365,000 in short term notes collateralized by its computer equipment and office furnishings. Subsequently, $170,000 of these notes was exchanged for 288,000 shares of common stock and $45,000 in principle was repaid. Interest on these notes is paid monthly at a rate of 2%. As of September 30, 1999, the principle remaining on these notes is $150,000, which is currently due and payable.

        During the first six months of fiscal 2000, Prologic purchased approximately $90,072 in capital equipment and software.

        Year 2000 Issue. The Company's proprietary manufacturing software product line was Year 2000 compliant in July 1998 and was released during the quarter ending September 30, 1998. The
Company's internal development tools are Year 2000 compliant. The proprietary wholesale distribution software product line was Year
2000 compliant as of April 1999 and was released in May 1999. Internally, the Company uses its distribution software accounting package. The Company is not currently aware of any significant Year 2000 compliance problems relating to the Company's proprietary software systems that would have a material and adverse effect on business, results of operations and financial condition. Furthermore, the Company does not believe that clients utilizing its Year 2000 compliant software products will have any problems with their vendors or customers because of the Year 2000 issue due to the use of the Company's software products. However, there can be no assurance that the Company will not discover Year 2000 compliance problems in its proprietary software or other third-party software or hardware that will require a substantial investment to correct. The Company's inability to fix such software on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on the Company's business, results of operations and financial condition. Additionally, there can be no assurance that utility companies, Internet network companies, Internet access companies, third-party service providers and others outside the Company's control will be Year 2000 compliant. Costs relating to the development of the Year 2000 issue were included in the research and development expenses during the fiscal year ended March 31, 1999.

Safe Harbor Statement under the Private Securities Litigation Reform
Act of 1995

        This form 10-QSB may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including Prologic's 1999 Form 10-KSB.

PART II.  Other Information

Item 1. Legal Proceedings

        As of the date of this filing, neither the Company nor its subsidiary are a party to any legal proceedings, the outcome of which, in management's opinion, would have a material adverse effect on the Company's operations or financial position.

Item 2.         Changes in Securities

        In August 1999, the Company underwent a 20:1 forward split of its outstanding common shares.

        Also in August 1999, the Company issued a total of 500,831 of its previously authorized but unissued common shares (on a post split basis) for total consideration of $1,000,000. The shares were issued pursuant to an exemption from registration under Regulation D of the Securities and Exchange Act of 1933, as amended.

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote by Security Holders

None.

Item 5.         Other Information

None

Item 6. Exhibits and Reports on Form 10QSB

A.    Exhibits:
      Exhibit Number            Document
      11.1              Schedule of Computation of Net Loss Per Share
        27              Financial Data Schedule

B.    Reports:
        During the second quarter of fiscal 2000, the Company filed the following reports on Form 8-K:

        Current Report on Form 8K filed August 19, 1999, reporting under Item 2, the Company's Stock Purchase and Merger Agreement with Prologic Management Systems, Inc. as an acquisition or disposition of assets.

        Amended Current Report on Form 8K/A filed August 20,
1999, reporting under Item 2, the Company's Stock Purchase and
Merger Agreement with Prologic Management Systems, Inc. and filing certain exhibits pertaining thereto.

In Accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.


By:/s/_______________________
Michael R. Quinn, (Principal Executive Officer and Director)
Date: December 21, 1999

Exhibit 11.1

SCHEDULE OF COMPUTATION OF NET LOSS PER SHARE
Page 1 of 2

                                               Three months ended
                                                   September 30,
                                            1999                     1998

Net loss applicable to
common stock                    $      (366,152)         $      (820,209)

Weighted average number
of common shares equivalent:
 Common shares outstanding             8,382,544                8,300,000

Incremental common equivalent
 shares (calculated using the
 higher of end of period or
 average fair market value)                    0                        0

    Total weighted average
 shares - as adjusted                  8,382,544                8,300,000

    Basic                                    (0.04)                   (0.10)
    Diluted                                  (0.04)                   (0.10)


Exhibit 11.1

SCHEDULE OF COMPUTATION OF NET LOSS PER SHARE
Page 2 of 2


                                                Six months ended
                                                   September 30,
                                            1999                     1998

Net loss applicable to
common stock                    $      (500,020)         $    (1,142,749)

Weighted average number
of common shares equivalent:
 Common shares outstanding             8,341,277                8,300,000

Incremental common equivalent
 shares (calculated using the
 higher of end of period or
 average fair market value)                    0                        0

    Total weighted average
 shares - as adjusted                  8,341,277                8,300,000

    Basic                                    (0.06)                   (0.14)
    Diluted                     $            (0.06)                   (0.14)

