Form 10QSB
period 1999-12-31
SUNBURST ACQUISITIONS IV INC
filed 2000-02-22
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended December 31, 1999.

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

2082 Cherry Street        Denver,  Colorado              80207
-------------------------------------------------------------------
(Address of Principal Office)                              Zip Code

Issuer's telephone number:    (303) 321-0461

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 11/10/99 the following shares of common were outstanding: Preferred Stock, no par value, 0 shares; Common Stock, no par value, 8,800,831 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the nine months ended December 31, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS IV, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended December 31, 1999
                               (Unaudited)

                             CONTENTS


     Accountants' report                                 F-1
     Balance Sheet                                       F-2
     Statements of Operations 			         F-3
     Statements of Cash Flows                            F-4
     Notes to Financial Statements                       F-5

The Board of Directors and Stockholders of
Sunburst Acquisitions IV, Inc.

The accompanying balance sheet of the Sunburst Acquisitions IV, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations and cash flows for the period then ended were not audited by us and according we do not express an opinion on them.


Denver, Colorado
February 17, 2000


                                              /s/ COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                         Sunburst Acquisitions IV, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                              December 31, 1999
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $       -
                                                     ---------

     Total current assets                                    -
                                                     ---------

OTHER ASSETS
   Investment - at equity                              705,143
                                                     ---------
     TOTAL ASSETS                                    $ 705,143
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                          -

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                        -
   Common stock, no par value;
     100,000,000 shares authorized;
     8,800,531 shares issued and
     outstanding                                     1,040,202
   Additional paid-in capital                            1,100
   Deficit accumulated
     during the development stage                     (336,159)
                                                     ---------
   Total stockholders' equity                          705,143
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $ 705,143
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   F-2

                         Sunburst Acquisitions IV, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                   (Unaudited)


                          For the period
                          from inception
                          (August 27,1997) For the three months   For the nine months
                          to December 31,  ended December 31,     ended December 31
                          1999             1999         1998      1999     1998
                          ------------     --------     --------  -------  -------

Revenues                  $          -     $       -   $       - $      - $      -
                             ---------       -------    --------   ------  -------

Selling, general and
  administrative expense        41,302        15,836       3,542   23,021    5,273
                             --------        -------    --------   ------  -------

  Operating loss               (41,302)      (15,836)     (3,542) (23,021)  (5,273)

Equity in loss of unconsolidated
  subsidiary                   294,857       203,381           -  294,857        -
                             --------        -------    --------   ------  -------

NET LOSS                      (336,159)     (219,217)     (3,542)(317,878)  (5,273)


Accumulated deficit
  Balance, beginning of
   period                           -      (116,942)    (13,250) (18,281) (11,519)
                             --------       -------    --------   ------  -------

  Balance, end of period      (336,159)    (336,159)    (16,792)(336,159) (16,792)
                             =========     ========     =======  =======   ======


NET LOSS PER SHARE           $  (0.05)     $   (0.02)   $  (NIL) $ (0.04)  $ (NIL)
                             =========     ========     =======  =======   ======
WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK AND
  COMMON STOCK EQUIVALENTS
  OUTSTANDING                7,351,927   8,800,831    6,936,550 8,458,317 6,822,929
                             =========   =========    ========= ========= =========

The accompanying notes are an integral part of the financial statements.
                                  F-3

                          Sunburst Acquisitions IV, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   For the period
                                   from inception
                                   (August 27,1997)  For the nine months
                                   to December 31,     ended December 31
                                   1999            1999           1998
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $      (336,159) $    (317,878)$      (5,273)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Equity in loss of unconsolidated
     Subsidiary                           294,857        294,857             -
    Amortization                              300              -             50
    Rent expense                            1,100            150            150
    Stock issued for
     consulting fees                        4,935              -              -
    Increase (decrease)
     in accounts payable                        -            (50)         3,002
    Increase (decrease) in
     payable (related party)                    -           (342)             -
                                       ----------      ---------      ---------
  Net cash used by
   operating activities                   (34,967)       (23,263)        (2,071)

CASH FLOWS FROM
    INVESTING ACTIVITIES
  Investment in unconsolidated
   subsidiary                          (1,000,000)    (1,000,000)             -
  Increase in organization costs             (300)             -              -
                                   --------------  -------------  -------------

  Net cash used by
   investing activities                (1,000,300)    (1,000,000)             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock              1,015,474      1,009,474              -
  Cost of issuing common stock             (9,474)        (9,474)             -
  Subscription for common stock            21,267         21,267              -
  Issuance of preferred stock               8,000              -              -
                                   --------------  -------------  -------------

  Net cash provided
   financing activities                 1,035,267      1,021,267              -
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                                  -         (1,996)        (2,071)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                           -          1,996          4,223
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $            -  $           -  $       2,152
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-4

                          Sunburst Acquisitions IV, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                              December 31,1999
                                   (Unaudited)

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

2.  Fiscal Year
    -----------

In connection with the Prologic transaction, the Company's Board of Directors changed the Company's fiscal year end from August 31 to March 31. The company filed a transition report on Form 10KSB for the seven month period ended 3/31/99. Prior quarterly reports were filed in November, February, and May in accordance with the August 31 year end.


3. Investment in Prologic Management Systems, Inc.
On July 8, 1999, the company executed a Stock Purchase and Merger Agreement ("SPMA") with Prologic Management Systems, Inc. The terms of the SPMA required that the Company purchase up to 5,280,763 shares of common stock of Prologic for $3,000,000.

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

As of December 15, 1999, the company had not completed its acquisition of the additional Prologic common shares as contemplated by the SPMA. Shares of the Voting Trust were cancelled effective December 30, 1999, causing the percentage of effective voting control previously held by the company to be reduced to 42%. The parties are currently negotiating the terms by which they will undo the agreement.

The financial statements for the quarter ended September 30, 1999 were presented on a consolidated basis with that of Prologic Management Systems, Inc. based upon the effective voting control of Prologic held by the Company at that time. The accompanying financial statements present the investment in Prologic at equity, wherein the Company's cost of its investment is increased or reduced for its proportionate share of Prologic profits and losses. Furthermore, results for the quarter ended September 30, 1999 have been restated to reflect the presentation of Prologic on the equity method. Management believes this presentation adequately reflects the participation of the company during the period in which it held majority voting control in Prologic, since this majority control was temporary.

4.	Loss per share
Loss per share has been calculated by giving effect to the surrender of 436,000 pre-split common shares, the 20:1 forward common stock split, and the surrender of 31,680,000 common shares applied on a pro-rata basis to the weighted average shares outstanding during each period presented.

5.	Investment at Equity
Following is a summary of the financial position and results of operations of Prologic Management Systems, Inc. as of and for the nine months ended December 31, 1999 and 1998:

                                                1999             1998

Current Assets                         $    7,892,361

Property and Equipment                        464,858

Other Assets, net                             942,964
                                            ---------
Total Assets                                9,300,183

Current Liabilities                         6,026,339

Long-Term Debt                              4,152,845
                                           ----------
Total Liabilities                          10,179,184
                                           ----------
Stockholders Equity                  $      (879,001)
                                           =========

Revenue                              $     27,130,522       $ 13,825,871
                                           ==========         ==========
Net Loss                                $    (943,371)      $ (1,386,892)
                                           ==========         ==========

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

Sunburst Acquisitions IV, Inc. ("Sunburst", "the Company") was previously organized to act as a capital market access corporation seeking business investments. Currently, its only asset is an equity investment in Prologic Management Systems, Inc. ("Prologic"). Prologic is a public company that provides systems integration services, software development, proprietary software products and related services.

In August of 1999, the Company purchased approximately 42% of the issued and outstanding shares of Prologic pursuant to a Stock Purchase and Merger Agreement dated July 8, 1999. The agreement called for a recapitalization of the Company and the sale in a private placement of 500,831 shares of the Company's common stock for net proceeds of $1,000,000, which proceeds were used to purchase Prologic common stock. The Agreement also provided that the Company would provide an additional $2,000,000 funding and would purchase additional Prologic shares resulting in the ultimate merger of Prologic into the Company upon completion of all financial commitments and other conditions.

As part of the Prologic transaction, control of a Voting Trust of 1,071,060 shares of Prologic common stock was granted to Sunburst, giving Sunburst voting control of Prologic. By December 15, 1999, all conditions required for the merger of the companies had not been satisfied, and on December 30, 1999, the Voting Trust shares were cancelled, reducing Sunburst's effective ownership percentage to 42%. The parties are currently negotiating the terms by which they will undo the agreement. The Company currently owns 3,459,972 shares of Prologic Management Systems, Inc.

The Company has no liquid assets with which to fund additional investment opportunities or to conduct its current activities. The Company plans to meet its current obligations by obtaining financing from existing shareholders in the form of loans or subscriptions for additional stock. During the quarter ended December 31, 1999, the Company received funding of $21,267 which will be converted to common stock at the rate of $2 per share.

Results of Operations

The Company's net loss totaled $(219,217) and $(317,878) for the three and nine month periods ended December 31, 1999, as compared with $(3,542) and $(5,273) for the corresponding periods of 1998. The increase is attributable both to equity in the loss of Prologic included in operations since August 4, 1999, and to additional general and administrative expenses incurred by the Company as a result of the Prologic transaction.

The financial statements should be read in connection with the Company's Form 10-KSB for the transition period ended March 31, 1999. Additional information concerning liquidity, capital resources and results of operations of Prologic may be found in Prologic's Form 10-KSB for the year ended March 31, 1999 and Forms 10-QSB for the quarters ended June 30, September 30, and December 31, 1999.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       There have been no reports on Form 8-K for the quarter ending December 31, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.
(Registrant)

Date: February 18, 2000

/s/
Michael R. Quinn, President