Form 10KSB
period 2000-03-31
SUNBURST ACQUISITIONS IV INC
filed 2000-06-28
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-KSB
(Mark One)
_X_Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended March 31, 2000.

___Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to
_____________.

Commission File No:   0-23561

                     SUNBURST ACQUISITIONS IV, INC.
                 (Name of small business in its charter)

     Colorado                           84-1431797
(State or other                            (IRS Employer Identification
jurisdiction of Incorporation)                        No.)

                      6363 Sunset Blvd., Suite 910
        Address of Principal Executive Office (street and number)

                       Hollywood, California 90028
                        City, State and Zip Code

(Issuer's telephone number:  (323) 769-8507

Securities to be registered under Section 12(b) of the Act:

                           Title of each class
                                   N/A

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $8,589,155 as of May 31, 2000.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,800,831 as of May 31, 2000.

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


                                 PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

General

       The Company was incorporated under the laws of the State of Colorado on August 27, 1997 and remained in the early developmental and promotional stages from inception through August
4, 1999.   As of August 4, 1999,  the Company acquired a controlling
interest in Prologic Management Systems, Inc., an Arizona corporation engaged in the business of providing systems integration services, networking services, software development and applications software for the commercial market. However, as of March 31, 2000, the Company determined that its investment in Prologic was impaired and recorded an impairment loss for the full amount of its investment in Prologic. As of March 31, 2000, the Company had no commercial operations, owned no real estate, had no full-time employees, and remained in the development stage. (See " Description of Business - Prologic Transaction").

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

       As of March 31, 2000, following the write-off of its investment in Prologic, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition. As of May 10, 2000, subsequent to the end of the fiscal year, the Company entered into a non-binding letter of intent to acquire all of the issued and outstanding common stock of HollywoodBroadcasting.com, Inc., a Nevada corporation engaged in the business of creating, producing and distributing original interactive programming for the internet. (See Description of Business -
Subsequent Event).

       No assurance can be given that the Company will be successful in completing its acquisition of HollywoodBroadcasting, com, or finding or acquiring another suitable business opportunity, given the limited funds that are expected to be available for acquisitions. There is also no assurance that any acquisition made by the Company will be on terms that are favorable to the Company or its current stockholders.

       The Company's search has been directed toward enterprises which have a desire to become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics.

       In searching for investment opportunities, the Company was not restricted to any particular geographical area or industry.
Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company has had substantial discretion in selecting an appropriate business opportunity, and will continue to have such discretion in the future in the event it is unable to complete its acquisition of HollywoodBroadcasting.com, Inc.

       In connection with any acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

Investigation and Selection of Business Opportunities

       The analysis of business opportunities is expected to be undertaken by or under the supervision of the Company's executive officers and directors. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

       To the extent that the analysis and evaluation of business opportunities is undertaken by Company management, it is anticipated that among other things, the following factors will be considered:

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

       Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements or an indication that audited statements will be available within sixty (60) days following completion of a merger transaction; and other information deemed relevant.

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

       Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be assistance in that process. Acquisition candidates which have a need for an immediate substantial cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative unless they are able to negotiate separate arrangements with third parties to raise capital in conjunction with the business combination transaction.

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

       As indicated previously, as of May 10, 2000, subsequent to the end of the fiscal year, the Company entered into a non-binding letter of intent to acquire all of the issued and outstanding common stock of HollywoodBroadcasting.com, Inc., a Nevada corporation engaged in the business of creating, producing and distributing original interactive programming for the internet. (See Description of Business -
Subsequent Event). As of the date of filing of this report on Form 10-KSB, the Company has not yet executed a definitive agreement relating to the acquisition of HollywoodBroadcasting.com, and Company management is continuing to evaluate the potential acquisition of HollywoodBroadcasting.com based upon the factors outlined above.

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

       As of May 10, 2000, subsequent to the end of the fiscal year, the Company entered into a non-binding letter of intent to acquire all of the issued and outstanding common stock of
HollywoodBroadcasting.com, Inc., a Nevada corporation engaged in the business of creating, producing and distributing original interactive programming for the internet. (See Description of Business -
Subsequent Event).   As of the date of filing of this report on Form
10-KSB, the Company has not yet entered into a definitive agreement concerning the proposed acquisition of HollywoodBroadcasting.com, Inc., and there is no assurance that the Company will successfully complete the proposed acquisition. However, if it does proceed with the proposed acquisition of HollywoodBroadcasting.com, Inc., is it anticipated that the transaction will be structured as a share exchange in which the Company acquires all of the issued and outstanding common stock of HollywoodBroadcasting.com, Inc., in exchange for the issuance of shares of the Company's common stock. In the event the transaction is structured as a share exchange, HollywoodBroadcasting.com would then become a wholly-owned subsidiary of the Company.

Competition

       The Company expects to encounter substantial competition in its efforts to locate attractive acquisition candidates, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals.
Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Administrative Offices

       The Company currently maintains a mailing address at 6363 Sunset Boulevard, Hollywood, California 90028 which is the office address of HollywoodBroadcasting.com., Inc. Its telephone number at that address is 323-769-8507. The Company pays no rent or other fees for the use of this mailing address.

Employees

       The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive
Compensation" and under "Certain Relationships and Related
Transactions."

Prologic Transaction

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

       The SPMA contemplated that the Company would also make a second stage investment in Prologic by purchasing up to 1,820,791 additional shares for a purchase price of $2,000,000, or approximately $1.0984 per share. Under the terms of the SPMA, the proceeds from Tranche 2 were intended to be used by Prologic to facilitate the acquisition of another (unaffiliated) company (the "Tranche 2 Acquisition"), and Tranche 2 was to be funded essentially simultaneously with the closing of the Tranche 2 Acquisition.

       Under the terms of the SPMA, it was also intended that Prologic merge into the Company or into a subsidiary of the Company organized for that purpose. As a condition to closing of the merger, the Company was obligated to have a binding commitment from investors to provide it, in two stages, with up to $4,000,000 in equity capital. The Tranche 2 funding described above was to represent the first stage. The second $2,000,000 stage (Tranche 3), which was intended to be funded after completion of the merger between the Company and Prologic, required that the Company have a binding commitment from investors to purchase a total of 890,287 shares of common stock from the Company for a total purchase price of $2,000,000, or $2.246 per share.

       In conjunction with its Tranche 1 investment in Prologic, the Company changed its fiscal year end from August 31 to March 31, which is the reporting year of Prologic, and Prologic was designated as the accounting acquiror in the transaction.

       The Company never completed the Tranche 2 investment in Prologic, and neither the Tranche 2 Acquisition nor the merger between the Company and Prologic, which had been contemplated by the SPMA, were consummated. In addition, Prologic took steps which it claims resulted in the cancellation of the Voting Trust
Agreement, and has also asserted that the Company should not have been entitled to acquire 3,459,972 shares of Prologic for its Tranche 1 investment of $1,000,000.

       The Company and Prologic are involved in an on-going dispute regarding their respective rights and obligations under the SPMA which they have been unable to resolve through negotiations. As of March 31, 2000, the Company made the determination that its investment in Prologic was substantially impaired as a result of various factors, including the on-going dispute regarding the nature and extent of its interest in Prologic, the lack of a trading market in Prologic's common stock, the lack of marketability of its interest in Prologic, the fact that the it lacks representation on the Prologic Board of Directors, and the fact that Prologic has incurred continuing operating losses.

       As a result of the foregoing, effective as of March 31, 2000, the Company recorded an impairment loss for its entire $1,000,000 investment in Prologic. Notwithstanding the write-off of its investment in Prologic for financial reporting purposes, Company management intends to continue to pursue resolution of its on-going dispute with Prologic either through negotiation or other means, but there is no assurance as to when or whether a satisfactory resolution will be reached.

Subsequent Event

       On May 10, 2000, the Company signed a non-binding Letter of Intent with HollywoodBroadcasting.com, Inc., a Nevada corporation. The Letter of Intent was signed in connection with a proposed business combination transaction in which the Company would acquire all of the issued and outstanding stock of HollywoodBroadcasting.com, Inc., by exchanging one share of its common stock for each outstanding share of HollywoodBroadcasting.com.

       The Company would have a total of approximately 47,800,000 shares issued and outstanding in the event the business combination transaction is completed as proposed, and HollywoodBroadcasting.com, Inc., would be a wholly-owned subsidiary of the Company. Completion of the proposed transaction would result in a change in control of the Company because following the transaction, the current shareholders of HollywoodBroadcasting.com, Inc., would own approximately 79.5% of the Company's issued and outstanding common stock.

       There is no assurance that the proposed business combination transaction with HollywoodBroadcasting.com, Inc., will be completed. As of the date of filing of this report on Form 10-KSB, the Company has not yet executed a definitive agreement relating to the proposed transaction. In addition, even following execution of a definitive agreement, closing will be contingent upon completion of various conditions precedent, including, but not limited to, successful completion of a private placement offering of between $550,000 and $750,000 by the Company. Proceeds from the private placement offering would be used by the Company to finance operations of HollywoodBroadcasting.com, Inc.

       HollywoodBroadcasting.com, Inc., is engaged in the business of creating, producing and distributing original interactive programming for the Internet.

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

ITEM 2.       DESCRIPTION OF PROPERTY.

       The Company currently maintains a mailing address at 6363
Sunset Blvd., Suite 910, Hollywood, CA 90028, which is the office address of HollywoodBroadcasting.com, Inc. The Company pays no rent for use of this mailing address, and does not anticipate the need for maintaining a separate office until it has completed a business combination transaction.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS.

       No matters were submitted to a vote of the security holders of the Company during the last quarter of the fiscal year which ended March 31, 2000.

                                 PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

       The Company's common stock is currently traded on the Over the Counter, Bulletin Board under the symbol "SBAQ." The following table sets forth the Company's high and low closing prices for the Company's common stock as reported on the Bulletin Board for the periods indicated.

                                High                   Low

Fiscal Year 1998

First Quarter                  did not trade
Second Quarter                 did not trade
Third Quarter                  did not trade
Fourth Quarter                 did not trade

Fiscal Year 1999

First Quarter                  did not trade
Second Quarter                      0.0313         0.0313
Third Quarter                       1.031            .531
Fourth Quarter                      1.300           1.250

       The closing bid price of the Company's common stock as reported on the Over the Counter, Bulletin Board on June 19, 2000 was $2.00 per share. The prices presented are bid prices which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

       At March 31, 2000, there were approximately 139 stockholders of record of the Company's common stock.

       There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future.

       As reported in its report on Form 10-QSB for the period ended September 30, 1999, in August, 1999, the Company sold a total of 500,831 of its authorized but previously unissued shares at a price of $2.00 per share, and received total consideration of $1,001,662. Such shares were sold to a group of investors led by Century Financial Partners, Inc., and Bristol Capital, LLC, both principally of Los Angeles, California. All of the investors were accredited investors and the offering and sale of such shares was made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, which exemptions are applicable to private placement transactions.
The proceeds from this offering were used by the Company to make its investment in Prologic (See "Description of Business - Prologic Transaction").

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION.

       As of March 31, 2000, the Company was a development stage enterprise formed to operate as a capital market access corporation by registering under the Securities Exchange Act of 1934. During the fiscal year ending March 31, 2000, the Company raised $1,001,662 through a private placement offering of 500,831 shares of common stock. In August, 1999, the Company invested a total of $1,000,000 in Prologic Management Systems, Inc., by purchasing 3,459,972 shares, representing approximately 42% of the issued and outstanding common stock of Prologic. However, as of the end of the fiscal year, the Company considered its investment in Prologic to be impaired and effective as of March 31, 2000, wrote it off by charging the entire amount of its investment to operations (See "Description of Business -
Prologic Transaction").   Therefore, the Company's balance sheet for
the fiscal year ended March 31, 2000, reflects a total asset value of $2,182, which is all in the form of cash, current and total liabilities of $2,681, consisting of accounts payable, and a deficit accumulated during the development stage of $1,044,751.

Plan of Operations

       Notwithstanding the write-off of its investment in Prologic for financial reporting purposes, during the fiscal year ending March 31, 2001, Company management intends to continue to pursue resolution of its on-going dispute with Prologic either through negotiation or other means, but there is no assurance as to when or whether a satisfactory resolution will be reached. In addition, during the fiscal year ending March 31, 2001, the Company expects to continue its efforts to locate a suitable business acquisition candidate other than Prologic, and thereafter to complete a business acquisition transaction.

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

       As of May 10, 2000, subsequent to the end of the fiscal year, the Company entered into a non-binding Letter of Intent in connection with a proposed business combination transaction in which the Company would acquire all of the issued and outstanding stock of HollywoodBroadcasting.com, Inc., a Nevada corporation, by exchanging one share of its common stock for each outstanding share of HollywoodBroadcasting.com.

       There is no assurance that the proposed business combination transaction with HollywoodBroadcasting.com, Inc., will be completed. As of the date of filing of this report on Form 10-KSB, the Company has not yet executed a definitive agreement relating to the proposed transaction. In addition, even following execution of a definitive agreement, closing will be contingent upon completion of various conditions precedent, including, but not limited to, successful completion of a private placement offering of between $550,000 and $750,000 by the Company. Proceeds from the private placement offering would be used by the Company to finance operations of HollywoodBroadcasting.com, Inc. (See Description of Business - Subsequent Event).

       The Company's financial statements which accompany this Report on Form 10-KSB do not include any financial information relating to HollywoodBroadcasting.com, Inc. The acquisition of an interest in HollywoodBroadcasting.com, Inc., would be expected to have a material positive affect on the Company's operations for the fiscal year ending March 31, 2001. However, as of the date of this report on Form 10-KSB, Company management has not prepared financial projections or otherwise sought to quantify the anticipated financial impact of its proposed acquisition of HollywoodBroadcasting.com, Inc.

ITEM 7.       FINANCIAL STATEMENTS.

       The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-21 are incorporated herein by reference.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

       The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

                                PART III

 ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

       The directors and executive officers currently serving the Company are as follows:

                                        Positions Held and
Name                      Age                       Tenure
Theo Sanidas               38             President and a Director
                                              since March 10, 2000
Silvio Forigo              36             Secretary and a Director
                                              since March 10, 2000

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

       The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

THEO SANIDAS

       Mr. Sanidas has served as President and Director of the Company since March, 2000. He is a marketing consultant who advises Canadian companies and other clients in a variety of market sectors including retail, high tech, wholesale, manufacturing, services, publishing, and real estate, as well as fund raising for both public and private companies. Mr. Sanidas holds a bachelors degree in business administration, with a major in marketing, from Lakehead University and a diploma in marketing management and international business from British Columbia Institute of Technology.

SILVIO FORIGO

       Mr. Forigo is currently CEO and Director of Heritage Ventures, Ltd. and has been a founding member since 1988. Heritage Ventures Ltd. was one of the first JCP approved on the Alberta Stock Exchange. Heritage is a technology-based company that takes new high-tech products to market. Mr. Forigo has served as Director, President and CEO of a number of their public companies and has gained a sound knowledge of corporate restructuring, mergers and acquisitions.

Compliance With Section 16(a) of the Exchange Act.

       Mr. Sanidas has filed an Initial Statement of Beneficial
Ownership of Securities on Form 3.

       Mr. Forigo has filed an Initial Statement of Beneficial
Ownership of Securities on Form 3.

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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT.

       As of March 31, 2000, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and            Number of Shares            Percent of
Address           Owned Beneficially           Class Owned
Theo Sanidas<F1>
1200 Pender St W.
Suite 200
Vancouver, BC V6E 2S9              0                    0%

Silvio Forigo <F1>
615 11 Avenue S.E.
Calgary, Alberta T2G 0Y8           0                    0%

Diamond Eight, Ltd.
Box 61GT
Grand Cayman,
Cayman Islands               800,100                     9.09%

Paul Kessler
11777 San Vicente Blvd.
Suite 702
Los Angeles, CA
90049 <F2>                   675,000                     7.67%

Turret Holdings, Inc.
PO Box N8318
Nassau, Bahamas              622,000                     7.07%

All directors and executive
officers (2 persons)               0                    0%

<F1> The person listed is an officer and a director of the Company.
<F2> Includes 675,000 shares owned of record by Bristol Capital,
LLC, of which Mr. Kessler may be deemed to be the beneficial owner.

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

Reorganization Preceding Prologic Transaction

       As previously disclosed in a report on Form 8-K relating to the transaction with Prologic (See "Description of Business - Prologic Transaction"), in July, 1999, in conjunction with execution of the SPMA certain of its shareholders, including its then officers and directors, Michael R. Quinn and Jay Lutsky, entered into an agreement with a group of investors led by Century Financial
Partners, Inc., and Bristol Capital, LLC, both principally located in Los Angeles, California, to permit such investors to acquire control of the Company in return for providing the funds required by the SPMA.
The agreement with these investors involved a four-step reorganization of the Company including (i) the sale by five current shareholders of the Company of a total of 385,000 shares to certain individuals designated by the investors; (ii) the voluntary surrender for cancellation by another group of current shareholders of the Company of a total of 436,000 shares; (iii) completion of a 20:1 forward split; and (iv) the voluntary surrender for cancellation by Mr. Quinn and Mr. Lutsky of a total of 31,680,000 shares (post-split). Following completion of the reorganization, Mr. Lutsky resigned as an officer and director of the Company in November, 1999, and Mr.
Quinn resigned as an officer and director of the Company in March, 2000. Prior to submitting his resignation, Mr. Quinn appointed Theo Sanidas and Silvio Forigo as directors of the Company to fill the vacancies created by his own resignation and the resignation of Mr. Lutsky.

       The reorganization described above, the Company's investment in Prologic and the subsequent write-off of that investment, as well as the resignations of Mr. Lutsky and Mr. Quinn, as officers and directors and the appointment by Mr. Quinn of the successor directors named in this report on Form 10-KSB, resulted in a change in voting control of the Company as well as a change in Company management.
Both the change in voting control as well as the change in Company management were the result of negotiations between Company management and various third parties, but they were completed without any prior vote or approval by the Company's shareholders.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.
              (a) Documents filed as part of this report:

       1. Financial Statements. The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-21 which are incorporated herein by reference are as follows:

Report of Independent Accountants
Balance Sheet (As of March 31, 2000)
Statements of Operations
Statement of Stockholders' Deficit
Statements of Cash Flows
Notes to Financial Statements

       2. The Exhibits listed below are filed as part of this Annual
Report.

Exhibit No.                                       Document
2.1                    Stock Purchase and Merger Agreement
(incorporated by reference from Report on Form 8-K dated August 4,
1999, filed with the Securities and Exchange Commission on October
20, 1999).

3.1                              Articles of Incorporation
(incorporated by reference from Registration Statement on Form 10-
SB/A filed with the Securities and Exchange Commission on December 29, 1997).

3.2                                                 Bylaws
(incorporated by reference from Registration Statement on Form 10-
SB/A filed with the Securities and Exchange Commission on December 29, 1997).

4.1                      Specimen Common Stock Certificate
(incorporated by reference from Registration Statement on Form 10-
SB/A filed with the Securities and Exchange Commission on December 29, 1997).

27.1 Financial Data Schedule

       (b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending March 31, 2000.

Signatures

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS IV, INC.


By: /s/ ________________
Theo Sanidas (Principal Executive Officer and Director)
Date: June 29, 2000


By: /s/ ________________
Terry Fields (Director)
Date: June 29, 2000

SUNBURST ACQUISITIONS IV, INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Sunburst Acquisitions IV, Inc.

We have audited the accompanying balance sheet of Sunburst
Acquisitions IV, Inc. (a development stage company) as of March 31,
2000, and the related statements of operations, stockholders' deficit, and cash flows for the year ended March 31, 2000, the seven month period ended March 31, 1999, for the year ended August 31, 1998, and for the period from inception (August 27, 1997) to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst
Acquisitions IV, Inc. as of March 31, 2000, and the results of its operations, the changes in its stockholders' deficit and its cash flows for the year ended March 31, 2000, for the seven month period ended
March 31, 1999, for the year ended August 31, 1998, for the initial period ended August 31, 1997, and for the period from inception
(August 27, 1997) to March 31, 2000, in conformity with generally accepted accounting principles.

Denver, Colorado
June 1, 2000

/s/ Comiskey & Company
PROFESSIONAL CORPORATION

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
BALANCE SHEET for March 31, 2000

ASSETS
CURRENT ASSETS
Cash and cash equivalents                   $  2,182
Investment (at net realizable value)               -

Total current assets                           2,182

TOTAL ASSETS                                $  2,182

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                               2,221
Accounts payable - related party                 460

Total current liabilities                      2,681

STOCKHOLDERS' EQUITY
Preferred stock, no par value,
20,000,000 shares authorized;
no shares issued and outstanding

Common stock, no par value;
100,000,000 shares authorized;
8,800,831 shares issued and
outstanding                                1,018,935

Additional paid-in capital                    25,317
Deficit accumulated during the
development stage                        (1,044,751)

Total stockholders' deficit                    (499)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                       $  2,182

The accompanying notes are an integral part of the financial statements.


SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(page 1 of 2)

                              For the period
                              from inception          For the year
                           (August 31, 1997)                 ended
                                to March 31,             March 31,
                                        2000                  2000

REVENUES                            $      -              $      -

EXPENSES
Amortization                             300
Bank charges                               -                  (21)
Consulting fees                        4,935                     -
General Office                           472                   144
Legal fees                            11,000                 4,710
Professional fees                     23,263                19,616
Rent                                   1,550                   600
Taxes and licenses                       107                     -
Transfer agent                         2,847                 1,400
Travel                                   277                     -

                                      44,751                26,470
Loss on investment in
 Prologic Systems, Inc.            1,000,000             1,000,000

Total expenses                     1,044,751             1,026,470

NET LOSS                         (1,044,751)           (1,026,470)

Accumulated deficit

Balance,
beginning of period                        -              (18,281)

Balance,
end of period                   $(1,044,751)          $(1,044,751)

NET LOSS PER SHARE                    $(0.14)              $(0.12)

WEIGHTED AVERAGE
NUMBER OF SHARES
OF COMMON STOCK AND
COMMON STOCK EQUIVALENTS
OUTSTANDING                        7,491,158             8,543,478

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(page 2 of 2)

                               For the seven               For the
                                month period            year ended
                                   March 31,            August 31,
                                        1999                  1998
REVENUES                            $      -              $      -

EXPENSES
Amortization                             240                    60
Bank charges                            (21)                    21
Consulting fees                            -                 3,000
General Office                             -                   328
Legal fees                             2,103                 4,187
Professional fees                      1,530                 2,117
Rent                                     350                   600
Taxes and licenses                         -                   107
Transfer agent                           737                   710
Travel                                     -                   277

                                       4,939                11,407
Loss on investment in
 Prologic Systems, Inc.                    -                     -

Total expenses                         4,939                11,407

NET LOSS                             (4,939)              (11,407)

Accumulated deficit

Balance,
beginning of period                 (13,342)               (1,935)

Balance,
end of period                      $(18,281)              (13,342)

NET LOSS PER SHARE                   $ (NIL)                 (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
OF COMMON STOCK AND
COMMON STOCK EQUIVALENTS
OUTSTANDING                        7,171,940             7,176,555

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the period from inception (August 27, 1997) to March 31, 2000
(Page 1 of 3)

                                            Preferred Stock
                                   Number of
                                      shares                 Amount
Preferred stock issued for
cash, August 1997
at $0.10 per share                    80,000               $ 8,000

Common stock issued for
services, August 1997
at $0.00005 per share                      -                     -

Net loss for the year
ended August 31, 1997                      -                     -

Balance, August 31, 1997              80,000                 8,000

Rent at no charge                          -                     -

Common stock issued for
services, July 1998
at $0.0015 per share                       -                     -

Net loss for the year
ended August 31, 1998                      -                     -

Balance, August 31, 1998              80,000                 8,000

Rent at no charge                          -                     -

Common stock issued for
cash, January 1999
at $0.00125 per share                      -                     -

Net loss for the period
ended March 31, 1999                       -                     -

Balance March 31, 1999                80,000                 8,000

Preferred stock converted to
 common stock on 5/20/99            (80,000)               (8,000)

Rent at no charge                          -                     -

Voluntary surrender of shares
 as part of SPMA (436,000 pre-
 split shares) August 4, 1999              -                     -

Sale of 500,831 shares @ $2.00
 per share in private placement
 August 4, 1999                            -                     -

Costs of offering                          -                     -

Voluntary surrender of shares as
 part of SPMA August 4, 1999               -                     -

Capital contribution from shareholders,
 January 24, 2000                          -                     -

Capital contribution from shareholders,
 February 17, 2000                         -                     -

Capital contribution from shareholders,
 March 15, 2000                            -                     -

Net loss for the period ended
 March 31, 2000                            -                     -

Balance, March 31, 2000                    -              $      -

The accompanying notes are an integral part of the financial statements. SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the period from inception (August 27, 1997)
to March 31, 2000 (Page 2 of 3)

                                            Common Stock
                                   Number of
                                      shares                 Amount
Preferred stock issued for
cash, August 1997
at $0.10 per share                         -                     -

Common stock issued for
services, August 1997
at $0.00005 per share             38,700,000                 1,935

Net loss for the year
ended August 31, 1997                      -                     -

Balance, August 31, 1997          38,700,000                 1,935

Rent at no charge                          -                     -

Common stock issued for
services, July 1998
at $0.0015 per share               2,000,000                 3,000

Net loss for the year
ended August 31, 1998                      -                     -

Balance, August 31, 1998          40,700,000                 4,935

Rent at no charge                          -                     -

Common stock issued for
cash, January 1999
at $0.00125 per share              4,800,000                 6,000

Net loss for the period
ended March 31, 1999                       -                     -

Balance March 31, 1999            45,500,000                10,935

Preferred stock converted to
 common stock on 5/20/99           3,200,000                 8,000

Rent at no charge                          -                     -

Voluntary surrender of shares
 as part of SPMA (436,000 pre-
 split shares) August 4, 1999    (8,720,000)                     -

Sale of 500,831 shares @ $2.00
 per share in private placement
 August 4, 1999                      500,831             1,009,474

Costs of offering                          -               (9,474)

Voluntary surrender of shares as part
 of SPMA August 4, 1999         (31,680,000)                     -

Capital contribution from shareholders,
 January 24, 2000                          -                     -

Capital contribution from shareholders,
 February 17, 2000                         -                     -

Capital contribution from shareholders,
 March 15, 2000                            -                     -

Net loss for the period ended
 March 31, 2000                            -                     -

Balance, March 31, 2000            8,800,831            $1,018,935

The accompanying notes are an integral part of the financial statements. SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the period from inception (August 27, 1997)
to March 31, 2000 (Page 3 of 3)

                                             Deficit
                                            accumulated
                              Additional    during the       Total
                              Paid-in       development      stockholders'
                             Capital        stage           equity
Preferred stock issued for
cash, August 1997
at $0.10 per share                  -              -       $ 8,000

Common stock issued for
services, August 1997
at $0.0005 per share                -              -         1,935

Net loss for the year
ended August 31, 1997               -        (1,935)       (1,935)

Balance, August 31, 1997            -        (1,935)         8,000

Rent at no charge                 600              -           600

Common stock issued for
services, July 1998                 -              -         3,000
at $0.0015 per share

Net loss for the year               -       (11,407)      (11,407)
ended August 31, 1998

Balance, August 31, 1998          600       (13,342)           193

Rent at no charge                 350              -           350

Common stock issued for
cash, January 1999
at $0.00125 per share               -              -         6,000

Net loss for the period
ended March 31, 1999                -        (4,939)       (4,939)

Balance March 31, 1999           $950      $(18,281)       $ 1,604

Preferred stock converted to
 common stock on 5/20/99            -              -             -

Rent at no charge                 600              -           600

Voluntary surrender of shares
 as part of SPMA (436,000 pre-
 split shares) August 4, 1999       -              -             -

Sale of 500,831 shares @ $2.00
 per share in private placement
 August 4, 1999                     -              -     1,009,474

Costs of offering                   -              -       (9,474)

Voluntary surrender of shares as part
 of SPMA August 4, 1999             -              -             -

Capital contribution from shareholders,
 January 24, 2000                 500              -           500

Capital contribution from shareholders,
 February 17, 2000             21,267              -        21,267

Capital contribution from shareholders,
 March 15, 2000                 2,000              -         2,000

Net loss for the period ended
 March 31, 2000                     -    (1,026,470)   (1,026,470)

Balance, March 31, 2000       $25,317   $(1,044,751)        $(499)

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(page 1 of 2)

                              For the period
                              from inception               For the
                           (August 27, 1997)            year ended
                                to March 31,             March 31,
                                        2000                  2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                        $(1,044,751)        $  (1,026,470)

Adjustments to reconcile
net loss to net cash used
by operating activities:
Loss on investment                 1,000,000             1,000,000
Amortization                             300                     -
Rent expense                           1,550                   600
Stock issued for
consulting fees                        4,935                     -
Decrease (increase) in
prepaid expenses                           -                     -
Increase (decrease) in
accounts payable                       2,221                 2,171
Increase (decrease) in
accounts payable - related party         460                   118

Net cash used by
operating activities                (35,285)              (23,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Prologic
 Systems, Inc.                   (1,000,000)           (1,000,000)
Organization costs                     (300)                     -

Net cash used by
investing activities             (1,000,300)           (1,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from
 shareholders                          2,500                 2,500
Issuance of common stock
 for cash                          1,036,741             1,030,741
Cost of issuing common stock         (9,474)               (9,474)
Issuance of preferred stock
 for cash                              8,000                     -

Net cash provided by
 financing activities              1,037,767             1,023,767

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                   2,182                   186

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                       -                 1,996

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $  2,182               $ 2,182

The accompanying notes are an integral part of the financial statements SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(page 2 of 2)

                               For the seven
                                month period               For the
                                       ended            year ended
                                   March 31,            August 31,
                                        1999                  1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                            $(4,939)             $(11,407)

Adjustments to reconcile
net loss to net cash used
by operating activities:
Loss on investment                         -                     -
Amortization                             240                    60
Rent expense                             350                   600
Stock issued for
consulting fees                            -                 3,000
Decrease (increase) in
prepaid expenses                          23                  (23)
Increase (decrease) in
accounts payable                       (410)                   460
Increase (decrease) in
accounts payable - related party         342                 (300)

Net cash used by
operating activities                 (4,394)               (7,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in Prologic Systems, Inc.         -                     -
Organization costs                         -                     -

Net cash used by
investing activities                       -                     -

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from
 shareholders                              -                     -

Issuance of common stock
 for cash                              6,000                     -
Cost of issuing common stock               -                     -
Issuance of preferred stock
 for cash                                  -                     -
Net cash provided by
financing activities                   6,000                     -

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                   1,606               (7,610)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                     390                 8,000

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                     $   1,996             $     390

The accompanying notes are an integral part of the financial statements
SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2000

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company.

Sunburst Acquisitions IV, Inc. (a development stage company) (the
"Company") was incorporated under the laws of the State of Colorado on August 27, 1997. The principal office of the corporation is 6363 Sunset, Suite 910, Hollywood, CA 90028.

The Company is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and, at March 31, 2000, has not generated significant revenue as a result of its activities. It has no full-time employees and owns no real property. The Company is operating as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. In August 1999 the Company invested $1,000,000 in Prologic Systems, Inc. (see Note 5). The
Company considers this investment impaired, and has charged the entire amount to operations. On May 10, 2000 the Company entered into a letter of intent to merge with HollywoodBroadcasting.com, more fully described in Footnote 6.

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

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended March 31, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.     STOCKHOLDERS' EQUITY

As described in footnote 5, the Company underwent a 20:1 stock split. Unless otherwise indicated, all share and per share amounts have been restated to reflect the split.

As of March 31, 1999, 40,700,000 shares of the Company's no par value common stock had been issued for consulting services provided. The services were converted to shares at $0.00005 per share. An additional 4,800,000 shares were issued for cash at $0.00125 per share.

As of March 31, 1999, 80,000 shares of the Company's no par value
Series A preferred stock had been issued at $0.10 per share. On May 25, 1999, the Series A preferred shares were converted into a total of 3,200,000 common shares.

In August of 1999 as part of the stock purchase and merger agreement with Prologic Systems, Inc., a total of 40,400,000 common shares were surrendered for cancellation by existing shareholders. In addition, the Company issued 500,831 common shares for cash proceeds of $1,009,474.

3.     RELATED PARTY TRANSACTIONS

The Company's management provided office space at no charge to the Company. For purposes of the financial statements, the Company accrued $50 per month as additional paid-in capital for this use. From time to time, the Company's management has contributed cash to the Company for which no stock has been issued. Such contributions have been recorded as additional paid-in capital.

4.     INCOME TAXES

The Company has deductible temporary differences and Federal net operating loss carryforwards of approximately $1,045,000. The net operating losses will expire during the years 2018 and 2020. The tax benefit of these net operating losses and deductible temporary differences is approximately $201,000 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the period ended March 31, 2000, the valuation allowance increased by approximately $197,500.

5.     INVESTMENT IN PROLOGIC MANAGEMENT SYSTEMS,
INC.

On July 8, 1999, the company executed a Stock Purchase and Merger
Agreement ("SPMA") with Prologic Management Systems, Inc. The terms of the SPMA required that the Company purchase up to 5,280,763 shares of common stock of Prologic for $3,000,000.

On August 4, 1999, in accordance with Tranche 1 of the SPMA, Sunburst purchased 3,459,972 shares of common stock of Prologic for a cash investment of $1,000,000. The Company also executed a Voting Trust Agreement with shareholders of Prologic which granted the Company voting rights to a total of 1,071,060 shares of Prologic Common Stock. This Voting Trust Agreement was subsequently cancelled. Sunburst funded this investment through the issuance of 500,831 of its common shares at $2.00 per share. No additional funds were advanced by Sunburst under the SPMA, and all parties to the SPMA are currently disputing their respective rights and responsibilities as a result of the failure of the parties to fully consummate the agreement. The management of Sunburst is negotiating with Prologic to terminate the SPMA.

As of March 2000, management of the Company has determined that its investment in 3,459,972 common shares of Prologic, which constituted approximately a 42% share in Prologic's then outstanding voting shares, is impaired. Factors considered include the lack of trading market in Prologic's common stock, lack of representation on the Prologic Board of Directors, and recent operating losses sustained by Prologic. Consequently, the Company has recorded an impairment loss for the entire $1,000,000 investment.

6.     NON-BINDING LETTER OF INTENT

On May 10, 2000 Sunburst Acquisitions IV, Inc. signed a
Non-Binding Letter of Intent with HollywoodBroadcasting.com. In connection with a proposed share exchange with HollywoodBroadcasting.com, it is agreed that Sunburst Acquisitions IV, Inc. will issue to the Shareholders of HollywoodBroadcasting.com one share of Sunburst Acquisitions IV, Inc. for each share held in HollywoodBroadcasting.com, Inc. Following completion of the share exchange, it is anticipated that Sunburst will change its name to HollywoodBroadcasting Corporation or another acceptable name.

A condition precedent to completion of the share exchange is that Sunburst raises between $550,000 and $750,000 to be used as working capital by HollywoodBroadcasting.com, Inc., following completion of the share exchange. Sunburst currently plans to offer shares at $0.75 per share to raise the necessary funds. Following sale of such shares and completion of the contemplated share exchange transaction with HollywoodBroadcasting.com, former shareholders of HollywoodBroadcasting.com will own approximately 38,000,000 shares or approximately 79.5% of the issued and outstanding shares, and shareholders of Sunburst will own approximately 9,800,000 shares, or approximately 20.5% of the issued and outstanding shares.