Form 10QSB
period 2000-06-30
SUNBURST ACQUISITIONS IV INC
filed 2000-08-11
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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

6363 Sunset Blvd., Suite 910             Hollywood, California 90028
-------------------------------------------------------------------
(Address of Principal Office)                              Zip Code

Issuer's telephone number: (323) 769-8507

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 04/30/00 the following shares of common were outstanding: Preferred Stock, no par value, 0 shares; Common Stock, no par value, 9,070,831 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended June 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS IV, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended June 30, 2000

                             CONTENTS



     Balance Sheet                                       F-1
     Statements of Operations                            F-2
     Statements of Cash Flows                            F-3
     Notes to Financial Statements                       F-4

                         Sunburst Acquisitions IV, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 2000



ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   29,191
   Prepaid expense                                          941
                                                     ---------

     Total current assets                                30,132


LONG TERM ASSETS
   Note receivable                                      175,000

     Total long term assets                             175,000

     TOTAL ASSETS                                    $  205,132
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                       7,764
                                                     ---------

     Total current liabilities                            7,764

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     0 shares issued and outstanding                         -
   Common stock, no par value;
     100,000,000 shares authorized;
     9,070,831 shares issued and
     outstanding                                       1,221,435
   Additional paid-in capital                             28,467
   Deficit accumulated
     during the
     development stage                               (1,052,534)
                                                       ---------
   Total stockholders' equity                            197,368
                                                       ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $   205,132
                                                       =========

The accompanying notes are an integral part of the financial statements.
                                   F-1

                         Sunburst Acquisitions IV, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS



                               For the period
                               from inception   For the three  For the three
                               (August 27,      months ended   months ended
                               1997) to June    June           June
                               30, 2000         30, 2000       30, 1999
                               ---------------  -------------  ------------

REVENUES                       $             -  $           -  $          -
                               ---------------  -------------  ------------

EXPENSES
  Amortization                             300               -             -
  Banking Fees                              15              15             -
  Consulting fees                         5074             139             -
  General Office                           855             383             -
  Legal Fees                            16,080           5,080             -
  Professional fees                     25,279           2,016           380
  Rent                                   1,700             150           150
  Taxes and licences                       107               -             -
  Transfer agent                         2,847               -           100
  Travel                                   277               -             -
                                --------------  -------------  ------------
                                        52,534           7,783           630

Loss on investment                   1,000,000               -             -

       Total expense                 1,052,534           7,783           630
                                --------------  -------------  ------------

NET LOSS                           (1,052,534)        (7,783)         (630)

Accumulated deficit
  Balance, Beginning of period             -      (1,044,751)      (18,281)
                                --------------  -------------  ------------

 Balance, End of period         $  (1,052,534) $  (1,052,534) $    (18,911)
                                ==============  =============  ============
NET LOSS PER SHARE              $        (0.14) $        (NIL) $      (NIL)
                                ==============  =============  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK AND
  COMMON STOCK EQUIVALENTS
  OUTSTANDING                        7,621,841     8,981,820     49,900,000
                                ==============  =============  ============

The accompanying notes are an integral part of the financial statements.
                                  F-2

                          Sunburst Acquisitions IV, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (June 30,       For the three  For the three
                                   1997) to        months ended   months ended
                                   June 30,        June 30,       June 30,
                                   2000            2000           1999
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                      $    (1,052,534) $      (7,783) $         (630)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Loss on investment                1,000,000            -                 -
    Amortization expense                    300              -               -
    Rent expense                          1,700            150              150
    Stock issued for
     consulting fees                      4,935              -                -
    (Increase) decrease
      in prepaid expense                   (941)          (941)               -
    (Increase) decrease
       in notes receivable             (175,000)      (175,000)               -
    Increase (decrease)
     in accounts payable                  7,764          5,083             (50)

                                   --------------  -------------  -------------

  Net cash used by
   operating activities                  (213,776)      (178,491)         (530)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Investment in Prologic Systems, Inc.  (1,000,000)            -              -
  Increase in organization costs             (300)             -              -
                                   --------------  -------------  -------------

  Net cash used by
   investing activities                 (1,000,300)             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock
  Cost of issuing common stock            (9,474)             -               -
  Issuance of common stock for cash     1,239,241       202,500               -
  Capital contributions from shareholders   5,500         3,000               -
  Conversion of preferred to common         8,000             -               -
                                   --------------  -------------  -------------

  Net cash provided
   financing activities                 1,243,267       205,500               -
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                             29,191         27,009          (530)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -          2,182          1,996
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        29,191  $      29,191  $       1,466
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-3

                          Sunburst Acquisitions IV, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2000


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Sunburst Acquisitions IV, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 2000.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.


Plan of Operations


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

       As of May 10, 2000, the Company entered into a non-binding Letter of Intent in connection with a proposed business combination transaction in which the Company would acquire all of the issued and outstanding stock of HollywoodBroadcasting.com, Inc., a Nevada corporation, by exchanging one share of its common stock for each outstanding share of HollywoodBroadcasting.com.

       As of May 16, 2000 Sunburst Acquisitions IV,Inc. has executed an agreement relating to the proposed transaction. The Company issued 270,000 share of common stock at $.075 per share for a total of $202,500. In connection with its' agreement with HollywoodBroadcasting.com, the Company paid $175,000 in exchange for a note receivable from HollywoodBroadcasting.com

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       There have been no reports on Form 8-K for the quarter ending June 30, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.
(Registrant)

Date: August 10, 2000

/s/
Theo Sanidas, President