Form 10QSB
period 2000-09-30
SUNBURST ACQUISITIONS IV INC
filed 2000-11-01
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 10/18/00 the following shares of common were outstanding: Preferred Stock, no par value 0 shares; Common Stock, no par value, 9,070,831 shares.
Transitional Small Business Disclosure Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended September 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS IV, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended September 30, 2000

                             CONTENTS



     Balance Sheet                                         F-1
     Statements of Operations                              F-2
     Statements of Cash Flows                              F-3
     Notes to Financial Statements                         F-4


                        Sunburst Acquisitions IV, Inc.
                        (A Development Stage Company)
                                BALANCE SHEET
                              September 30, 2000


  ASSETS
CURRENT ASSETS
    Cash and cash equivalents                            15,111
                                                        -------
Total current assets                                     15,111


LONG-TERM ASSETS
    Notes receivable                                    278,000
                                                        -------
     Total long-term assets

                                                        278,000
                                                        -------

TOTAL ASSETS                                        $   293,111
                                                        =======

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        1,215
  Notes payable                                         100,000
  Accrued interest                                          355
                                                        -------

    Total current liabilities                           101,570

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 20,000,000 shares
  authorized; no shares issued and outstanding                -
Common stock, no par value; 100,000,000
  shares authorized; 9,070,831 shares issued and
  outstanding                                         1,221,435
Additional paid-in capital                               28,617
Deficit accumulated during the development
  stage                                              (1,058,511)
                                                      ---------

                                                        191,541
                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   293,111
                                                     ==========


The accompanying notes are an integral part of the financial statements.
                                     F-1



                        Sunburst Acquisitions IV, Inc.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS

                   For the period
                   From inception   For the six       For the three
                   (August 27, 1997) months ended     months ended
                   to September 30,  September 30,    September 30,
                   2000             2000     1999      2000       1999
                    ---------      ------   --------   ---------  --------

REVENUES          $        -    $       -  $      -    $       - $        -

EXPENSES
Amortization             300            -         -             -          -
Banking fees             135          135         -           120          -
Consulting fees        4,935            -         -          (139)         -
General office           876          404       102            21        102
Interest                 355          355         -           355          -
Legal fees            16,661        5,661     4,250           581      4,250
Professional fees     29,368        6,105     2,003         4,089      1,623
Rent                   1,850          300       150           150          -
Taxes and licenses       177           70         -            70          -
Transfer agent         3,577          730       680           730        580
Travel                   277            -         -             -          -
                    ---------      ------  --------     ---------   --------
                      58,511       13,760     7,185         5,977      6,555

Equity in loss of
unconsolidated
subsidiary                 -            -    91,476             -      91,476
Loss on investment 1,000,000            -         -             -           -
                   ----------      ------  --------     ---------    --------

  Total expense    1,058,511       13,760    98,661        5,977       98,031
                   ----------      ------  --------     ---------    --------
NET LOSS          (1,058,511)     (13,760)  (98,661)      (5,977)     (98,031)

Accumulated deficit
Balance, beginning
of period                  -   (1,044,751)  (18,281)  (1,052,534)     (18,911)
                  -----------   ----------  --------  ----------      -------
Balance,
 end of period   $(1,058,511) $(1,058,511)$(116,942) $(1,058,511)   $(116,942)
                  ===========   =========  ========    =========      =======
NET LOSS PER SHARE  $  (0.14)     $  (NIL)   $ (NIL)    $ (NIL)      $  (NIL)
                  ===========   =========  ========    =========      =======

WEIGHTED AVERAGE NUMBER
OF SHARES OF COMMON
STOCK AND COMMON STOCK
 EQUIVALENTS
 OUTSTANDING       7,739,812      9,026,569 49,900,000   7,570,813  49,900,000
                 ===========     ========== ==========   =========  ==========

                          Sunburst Acquisitions IV, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                     ( Unaudited)


                             For the period
                             from inception
                            (August 27,         For the six     For the six
                             1997) to           months ended    months ended
                             September 30,      September 30,   September 30,
                             2000               2000            1999
                             -----------        ------------    ---------
 CASH FLOWS FROM
     OPERATING ACTIVITIES

 Net loss                    $  (1,058,511)     $    (13,760)   $  (98,031)
 Adjustments to reconcile
   net loss to net cash used
   by operating activities:
    Loss on investment           1,000,000                  -             -
    Equity in loss of
     unconsolidated subsidiary           -                  -        91,426
    Amortization                       300                  -             -
    Accrued interest                   355                355             -
    Rent expense                     1,850                300           150
    Stock issued for
     consulting fees                 4,935                  -             -
    Increase (decrease) in accounts
      payable                        1,215             (1,466)        5,925
                              ------------          ----------    ---------

Net cash flows from
operating activities              (49,856)            (14,571)         (530)

 CASH FLOWS FROM
    INVESTING ACTIVITIES
 Investment in Prologic
   Systems, Inc.               (1,000,000)                  -     (1,000,000)
 Advances to Hollywood
    Broadcasting                 (278,000)           (278,000)             -
Increase in organization costs       (300)                  -              -
                              ------------          ----------     ----------
 Net cash used by
 investing activities          (1,278,300)           (278,000)    (1,000,000)

 CASH FLOWS FROM
 FINANCING ACTIVITIES
 Cost of issuing common stock      (9,474)                  -               -
 Issuance of common stock for
   cash                         1,239,241              202,500      1,000,000
 Capital contributions from
   shareholder                      5,500                3,000              -
 Notes payable                    100,000              100,000              -
 Preferred stock converted to
    common                          8,000                    -              -
                              ------------          ----------     ----------

 Net cash flows from
  financing activities          1,362,215              305,500      1,000,000
                              ------------          ----------     ----------

 NET INCREASE (DECREASE)
IN CASH AND CASH
EQUIVALENTS                        15,111               12,929           (530)

 CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                    -                2,182          1,996
                              ------------          ----------     ----------
 CASH AND CASH EQUIVALENTS,
  END OF PERIOD             $      15,111           $   15,111     $    1,466
                              ============          ==========     ===========

The accompanying notes are an integral part of the financial statement.
                                 F-4



                        Sunburst Acquisitions IV, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements
                              September 30, 2000



1. Management's Representation of Interim Financial Information
The accompanying financial statements have been prepared by Sunburst Acquisitions IV, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at March 31, 2000.

2. Notes Payable
In September of 2000 the Company acquired a liability of $100,000 in notes payable. These notes have been issued in anticipation of a stock conversion, although no agreements exist at the present. These notes payable are non-interest bearing, but for the purposes of the financial statements interest has been imputed at the long term adjusted federal rate of 6.09%.

3. Subsequent Events
On October 20, 2000 the Company and HollywoodBroadcasting.com, Inc. ("HB.C") announced that shareholders owning in excess of 90% of the outstanding shares of HB.C have elected to tender their shares in exchange for the Company's shares.

The exchange of shares will be pursuant to an Agreement for Share Exchange ("the Agreement") into which the Company and HB.C entered on August 15, 2000. The Agreement calls for Sunburst to acquire an aggregate of up to 35,831,668 shares of common stock of HB.C, representing 100% of the issued and outstanding stock of HBC, or such lesser number of shares, but in no event less than 90% of the issued and outstanding stock of HB.C, in exchange for one share of common stock of Sunburst for each share of HB.C common stock acquired by Sunburst. In the event that less than 100% of the issued and outstanding stock of HB.C is exchanged, as soon as practicable after the Closing, HB.C shall be merged into a subsidiary of Sunburst formed specifically for the purpose of effectuating a "short form merger" under Colorado law. Dissenting shareholders shall have rights as provided under applicable state law.




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

       As of May 10, 2000, the Company entered into a non-binding Letter of Intent in connection with a proposed business combination transaction in which the Company would acquire all of the issued and outstanding stock of HollywoodBroadcasting.com, Inc., ("HB.C") a Nevada corporation, by exchanging one share of its common stock for each outstanding share of HollywoodBroadcasting.com.

       On August 15, 2000, the Company entered into an Agreement for Share Exchange with HB.C whereby the company would acquire all of the issued and outstanding common shares of HB.C. In anticipation of its business combination with HB.C, the Company sold 270,000 shares of its common stock for proceeds of $202,500, and has received loans in the amount of $100,000. The Company has advanced $278,000 to HB.C through September 30, 2000. The Company anticipates that the loans will be converted to stock upon consummation of the share exchange transaction.


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       There have been no reports on Form 8-K for the quarter ending September 30, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.
(Registrant)

Date: November 1, 2000

/s/
Theo Sanidas, President