Form 10QSB
period 2000-11-30
SUNBURST ACQUISITIONS IV INC
filed 2001-03-12
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2000.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

SUNBURST ACQUISITIONS IV, INC.

(Name of small business in its charter)

Colorado	0-23561	84-1431797
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

6363 Sunset Blvd., Hollywood, California	90028
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (323) 769-3434

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 35,831,668 as of November 30, 2000.

Transitional Small Business Disclosure Format (Check one):

Yes ____ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending November 30, 2000, follow.

HollywoodBroadcasting.com, Inc., accounting acquiror of

SUNBURST ACQUISITIONS IV, INC.

FINANCIAL STATEMENTS

Quarter ended November 30, 2000

HollywoodBroadcasting.com, Inc., accounting acquiror of

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

BALANCE SHEET

November 30, 2000

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 11,307
Accounts receivable	3,971
Inventory	57,705
Prepaid expenses	4,923
Total current assets	77,906
PROPERTY AND EQUIPMENT
Furniture and fixtures	83,642
Equipment	157,784
Building improvements	35,693
277,119
Less accumulated depreciation	34,362
242,757
OTHER ASSETS
Capitalized project costs	493,260
493,260
TOTAL ASSETS	$ 813,923
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 189,751
Accrued expenses	133,744
Deferred revenue	20,000
Notes payable	270,000
Notes payable to stockholders	548,191
Total current liabilities	1,161,686
LONG TERM LIABILITIES
Due to related party	1,038,905
1,038,905
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 35,831,668 shares issued and outstanding	35,883
Additional paid-in capital	1,133,167
Deficit accumulated during the development stage	(2,555,668)
(1,386,668)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 813,923

HollywoodBroadcasting.com, Inc., accounting acquiror of

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

	Three Months Ended November 30, 2000	Nine Months Ended November 30, 2000	For the period from inception (March 19, 1999) to November 30, 2000
REVENUES	$187,885	$187,885	$187,885
COST OF REVENUES	187,066	189,315	189,315
Gross loss	819	(1,430)	(1,430)
EXPENSES
Selling, general and administrative	402,420	1,799,732	2,335,969
Other production costs	218,269	218,269	218,269
Total expenses	620,689	2,018,001	2,554,238
NET LOSS	$(619,870)	$(2,019,431)	$(2,555,668)

HollywoodBroadcasting.com, Inc., accounting acquiror of

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Nine months Ended November 30, 2000	For the period from inception (March 19, 1999) to November 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,019,431)	$(2,555,668)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	32,801	34,362
Increase in Accounts receivable	(3,971)	(3,971)
Increase in Inventory	(57,705)	(57,705)
Increase in Prepaid expenses	90,077	(4,923)
Increase in Other assets	(485,523)	(493,260)
Increase in Accounts payable	161,192	189,751
Increase in Accrued expenses	89,706	133,744
Increase in Deferred revenue	20,000	20,00
Net cash flows from operating activities	(2,172,854)	(2,737,670)
CASH FLOWS FROM INVESTING ACTIVITIES
Due to related party	1,618,415	1,038,905
Purchase of property and equipment	(159,258)	(277,119)
Net cash flows from investing activities	1,459,157	761,786
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to stockholders	395,020	548,191
Proceeds from notes payable	270,000	270,000
Issuance of common stock	-	1,169,000
Net cash flows from financing activities	665,020	1,987,191
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,677)	11,307
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,984	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 11,307	$ 11,307

HollywoodBroadcasting.com, Inc., accounting acquiror of

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

For the Nine Month Period Ended November 30, 2000 and the Period from Inception (March 19, 1999) to November 30, 2000

1. Management's representation of Interim Financial Information

The accompanying financial statements have been prepared by HollywoodBroadcasting.com, Inc., accounting acquiror of Sunburst Acquisitions IV, Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at February 29, 2000 filed in the Company's 8-K/A dated December 4, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATIONS

Background

On August 15, 2000, Sunburst Acquisitions IV, Inc. (the "Company") entered into an Agreement for Share Exchange with Hollywoodbroadcasting.com, Inc., a Nevada corporation ("HB.C"), whereby the Company would acquire all of the issued and outstanding common stock of HB.C. The closing under the Agreement for Share Exchange occurred on December 4, 2000, and in conjunction with the closing the Company changed its fiscal year end. It adopted a fiscal year end of February 28, which is the reporting year of HB.C, the accounting acquiror.

As a result of its change in fiscal year, the Company is filing this report on Form 10QSB for the 3 month period ended November 30, 2000, and will file its report for the transition period ending February 28, 2001 on Form 10KSB. Although the closing under the Agreement for Share Exchange occurred subsequent to November 30, 2000, in order to provide more meaningful disclosure than would be provided if the Company included only its own pre-closing financial statements, the Company has elected to include the unaudited financial statements of HB.C, the accounting acquiror, in this report on Form 10QSB.

Plan of Operations

HB.C is a development stage company formed for the purpose of developing and producing original entertainment and information programming for various media including domestic and foreign broadcast, cable and satellite television, home video, DVD sales and rentals and the Internet.

The primary focus of HB.C was intended to be development and production (or acquisition) of original entertainment and information programs for webcasting over the Internet from its HollywoodBroadcasting.com website. It was anticipated that HB.C's programs would primarily be reality-based stage productions, with running times ranging from 30 to 60 minutes, and often revolve around celebrities and notable personalities. Programs would usually be first webcasted live and then archived on HB.C's website for later viewing on demand. In the case of live webcasts, viewers would be invited to interact with the program and the host during the webcast. Programs would be webcasted with links to chat rooms, e-commerce opportunities, and subject matter related websites maintained by HB.C or others. It was expected that revenues would be generated from: (1) sales of advertising and sponsorships; (2) sales of programs for subsequent and/or simultaneous distribution on the Internet and in other domestic and foreign media, including broadcast, cable and satellite television and video cassette and DVD sales and rental; (3) e-commerce transactions generated from its website, and/or commissions from sales generated by links from its website to other e-commerce websites.

HB.C and other content providers relied upon the availability of the specified revenue streams as the platform for their business model. The Company was not able to generate revenues from any of the sources it relied upon in establishing its business model, and it is now apparent that the model was based on false assumptions.

The Company has determined that there is not currently a viable market for production and sale of programming for webcasting over the Internet. As a result, the Company is not currently taking any steps to implement the business plan developed by HB.C and is not currently engaged in any active business operations. Instead, the Company has begun the process of seeking out potential opportunities in other unrelated areas of business.

There is no assurance as to when or whether the Company will find another business opportunity it may elect to pursue. In addition, if market conditions change in the future, the Company may again consider taking steps to implement the business plan developed by HB.C.

The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, or until management elects to take steps to implement the business plan developed by HB.C, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(b) No reports on Form 8-K were filed by the Company for the quarter ended November 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ TERRY FIELDS

Terry Fields

Principal Executive Officer and Director

Date: March 12, 2001