Form 10KSB
period 2001-02-28
SUNBURST ACQUISITIONS IV INC
filed 2001-06-13
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X__Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 2001.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

SUNBURST ACQUISITIONS IV, INC.

(Exact name of registrant as specified in its charter)

Colorado	0-23561	84-1431797
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

2082 Cherry Street Denver, Colorado	80207
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 321-0461

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

State issuer's revenue for its most recent fiscal year: $208,235.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $804,150 as of May 31, 2001.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,902,499 as of May 31, 2001.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

The Company was incorporated under the laws of the State of Colorado on August 27, 1997. It was formed to seek out and acquire business opportunities. In accordance with its business plan, the Company has engaged in two separate acquisition transaction which are described below. However, neither of these transactions has resulted in the acquisition of a viable operating business. As a result, as of the end of its fiscal year ending February 28, 2001, the Company remains in the development stage and is continuing to seek out business acquisition candidates.

There is no assurance as to when or whether the Company will find another business opportunity it may elect to pursue. The Company will continue to search for enterprises which have a desire to become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics.

In searching for investment opportunities, the Company will not be restricted to any particular geographical area or industry. Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company has substantial discretion in selecting an appropriate business opportunity, and will continue to have such discretion in the future.

In connection with any acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

Prologic Systems, Inc.

In August 1999, the Company invested $1,000,000 in Prologic Systems, Inc., an Arizona corporation engaged in the business of providing systems integration services, networking services, software development and applications software for the commercial market. The investment in Prologic was made in anticipation of a business combination with that company and as part of that transaction, the Company acquired 3,459,972 shares of Prologic. However, the agreement to complete a business combination with Prologic was terminated prior to its consummation, and in March, 2000, the Company charged off its investment to operations.

In January, 2001, the Company entered into an agreement with Prologic to recover a portion of its investment. Pursuant to that agreement, on February 16, 2001, the Company completed the sale of 2,859,972 shares of stock in Prologic to Prologic, or its designees, for a total sales price of $400,000. The sales price was paid $325,000 in cash at closing and $75,000 through Prologic's execution of a promissory note. The promissory note bears interest at the rate of 10% per annum and requires payments of $25,000 principal, plus accrued interest, on each of April 12, 2001, July 12, 2001 and October 12, 2001. The payment which was due on April 12, 2001 has not yet been received by the Company.

The Company retained ownership of a total of 600,000 shares of Prologic. Such shares constitute "restricted securities" as defined in Rule 144 under the Securities Act of 1933. However, under the terms of the agreement with Prologic, it is required to file a registration statement in order to register the Company's shares for resale, and is required to use its best efforts to cause such registration statement to become effective.

HollywoodBroadcasting.com

On December 4, 2000, the Company completed the closing under an Agreement for Share Exchange between it and HollywoodBroadcasting.com, Inc., a Nevada corporation ("HB.C"). As a result of that closing, HB.C became a wholly-owned subsidiary of the Company.

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

HB.C and other content providers relied upon the availability of the specified revenue streams as the platform for their business model. The Company was not able to generate signficant revenues from any of the sources it relied upon in establishing its business model, and it is now apparent that the model was based on false assumptions.

The Company has determined that there is not currently a viable market for production and sale of programming for webcasting over the Internet. As a result, the Company is not currently taking any steps to implement the business plan developed by HB.C and is not currently engaged in any active business operations. Instead, the Company has begun the process of seeking out potential opportunities in other unrelated areas of business. Although it has no current plans to do so, if market conditions change in the future, the Company may again consider taking steps to implement the business plan developed by HB.C.

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

Administrative Offices

The Company currently maintains a mailing address at 2082 Cherry Street

Denver, Colorado 80207. Its telephone number at that address is (303) 321-0461. The Company pays no rent or other fees for the use of this mailing address.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 2082 Cherry Street, Denver, Colorado. The Company pays no rent for use of this mailing address, and does not anticipate the need for maintaining a separate office until it has completed a business combination transaction.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and, as of the end of its fiscal year ending February 28, 2001, no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Certain amounts owed by the Company's wholly-owned subsidiary, HollywoodBroadcasting.com, Inc., to the Los Angeles Film School are reflected in its financial statements. (See Note 3 to the financial statements). On June 11, 2001, the Company received notice of potential additional claims against HollywoodBroadcasting.com, Inc. by The Los Angeles Film School. (See Note 7 to the financial statements.) Management disputes the additional amount claimed by the Los Angeles Film School and intends to vigorously defend HB.C from liability as a result of this claim. It is not known whether Los Angeles Film School intends to institute legal proceedings to enforce its claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the last quarter of the fiscal year which ended February 28, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is currently traded on the Over the Counter, Bulletin Board under the symbol "SBAQ." The following table sets forth the Company's high and low closing prices for the Company's common stock as reported on the Bulletin Board for the periods indicated.

Fiscal Year 2000	High	Low
First Quarter	$ 1 7/8	$ 1
Second Quarter	$ 2 1/4	$1 .25
Third Quarter	$ 1 5/8	$0.35
Fourth Quarter	$0.50	$0.09375

Fiscal Year 2001	High	Low
First Quarter	$0.15	$0.04
Second Quarter	$0.09	$0.04

The closing bid price of the Company's common stock as reported on the Over the Counter, Bulletin Board on May 31, 2001, was $0.06 per share. The prices presented are bid prices which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

At June 1, 2001, there were approximately 170 stockholders of record of the Company's common stock.

There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

The Company remains in the development stage. Since inception it has undergone two unsuccessful business combinations which have caused it to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the development stage. As of February 28, 2001, the Company has current assets of $83,704 and current liabilities of $895,890, resulting in a current ratio of 0.09.

During the fiscal year ended February 28, 2001, the Company received cash proceeds of $325,000 as part payment of the purchase price for its sale of shares of common stock of Prologic. However, substantially all of those funds were used prior to the end of the fiscal year to pay various outstanding debts and obligations of the Company, primarily including debts and obligations related to its acquisition of HollywoodBroadcasting.com, Inc. As a result, those funds are not available to pay on-going operating expenses. The Company does not currently have the funds necessary to enable it to carry out its business plan. It will need to raise additional capital to pay expenses associated with compliance with its reporting obligations under the Securities Exchange Act of 1934 and to fund its planned efforts related to investigating the potential acquisition of or combination with an operating entity for which the Company's status as a reporting company under the Securities Exchange Act of 1934 is deemed valuable.

Plan of Operations

The Company's plan of operations is to reduce its operating expenses to the lowest amount necessary to enable it to continue to comply with its reporting obligations under the Securities Exchange Act of 1934, and to engage in activities associated with locating and evaluating acquisition candidates. In the event the Company is able to locate a suitable acquisition candidate it plans to proceed with the acquisition as quickly as reasonably possible.

Unless and until a business combination is completed with an acquisition candidate, the Company does not expect to generate revenues. In fact, the Company may also continue to operate at a loss even after completing a business combination, depending upon the performance of the acquired business. Therefore, the Company anticipates that it will continue to incur losses for the current fiscal year.

As a result of the anticipated losses for the fiscal year, the Company will require additional capital in order to meet its cash needs including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company anticipates that some portion of the funds it will require for payment of on-going expenses may come from payments due under the promissory note it received from Prologic in conjunction with sale of Prologic shares. However, the $25,000 payment which was due on April 12, 2001 pursuant to the terms of the promissory note has not yet been received by the Company. The Company is in discussions with Prologic regarding modification of the terms of payment under the promissory note but there is no assurance as to when or whether the Company is likely to receive any portion of the remaining $75,000 due from Prologic.

Another potential source of capital for the Company is the sale of all, or a portion, of its remaining 600,000 shares in Prologic. Although Prologic has the contractual obligation to file a registration statement to register such shares for resale by the Company, it has not yet done so, and the shares are currently still designated as "restricted securities" under the Securities Act of 1933. In addition, the market value of such shares in currently difficult to determine because the shares of Prologic are thinly traded and there is not a viable market for purchase and sale of such shares. Thus, there is no assurance that the Company would be able to sell its Prologic shares even if they were registered for purposes of resale.

Other than the potential sources of funds described above, no specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

On June 11, 2001, the Company was notified by the management of the Los Angeles Film School (LAFS) of its claim for reimbursement for $1,271,000 in expenses which LAFS asserts were incurred on behalf of HollywoodBroadcasting.com (HBC). Such amounts consist of office rent, equipment purchases, and computer lease obligations. The claim also alleges conflicts of interest by members of HBC management during the time that HBC's president was a partner in LAFS. The accompanying financial statements include $741,000 due and payable to LAFS. Management disputes the additional amount claimed by LAFS, ($530,000) and intends to vigorously defend HBC from liability as a result of this claim.

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS

Index to Financial Statements - February 28, 2001

Report of Independent Accountants

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholders' Deficit

Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of

Sunburst Acquisitions IV, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of Sunburst Acquisitions IV, Inc. and subsidiary (a development stage company) as of February 28, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended February 28, 2001, for the initial period ended February 29, 2000 and for the period from inception (March 19, 1999) through February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunburst Acquisitions IV, Inc. as of February 28, 2001, and the results of its operations and cash flows for the year ended February 28, 2001, for the initial period ended February 29, 2000 and for the period from inception (March 19, 1999) to February 28, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has sustained operating losses since its inception and has deficits in working capital and equity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Denver, Colorado

May 22, 2001

(Except for Note 7

which is dated June 13, 2001)

PROFESSIONAL CORPORATION

Sunburst Acquisitions IV, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED BALANCE SHEET

February 28, 2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 25,632
Film Inventory	57,705
Note receivable	75,000
Other current assets	367

Total current assets	158,704

PROPERTY AND EQUIPMENT
Furniture and fixtures	83,642
Equipment	89,250
Building improvements	35,693
208,585
Less accumulated depreciation	34,883
173,702

OTHER ASSETS
Capitalized project costs	482,642
482,642

TOTAL ASSETS	$ 815,048

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 130,787
Accrued expenses	116,412
Notes payable - related parties	100,500
Notes payable to stockholders	548,191

Total current liabilities	895,890

LONG TERM LIABILITIES
Due to related party	741,056
741,056
STOCKHOLDERS' EQUITY
Preferred stock, no par value; 20,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 44,902,499 shares issued and
outstanding	1,345,116
Deficit accumulated during the development
stage	(2,167,014)

(821,898)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 815,048

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the period		For the period
	from inception	For the	from inception
	(March 19, 1999)	year ended	(March 19, 1999)
	to February 28,	February 28,	to February 29,
	2001	2001	2000

REVENUES	$ 208,235	$ 208,235	$ -

EXPENSES
Selling, general and administrative	2,747,447	2,211,210	536,237

Total expenses	2,747,447	2,211,210	536,237

NET OPERATING LOSS	(2,539,212)	(2,002,975)	(536,237)

OTHER INCOME AND EXPENSE
Interest expense	(27,802)	(27,802)	-
Gain on sale of securities	400,000	400,000	-

NET LOSS	(2,167,014)	(1,630,777)	(536,237)

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the period		For the period
	from inception	For the	from inception
	(March 19, 1999)	year ended	(March 19, 1999)
	to February 28,	February 28,	to February 29,
	2001	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,167,014)	$ (1,630,777)	$ (536,237)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Gain on sale of securities	(400,000)	(400,000)	-
Depreciation	34,883	33,322	1,561
Increase in Accounts receivable	(367)	(367)
Increase in Inventory	(57,705)	(57,705)	-
Increase in Prepaid expenses	-	95,000	(95,000)
Increase in Other assets	(482,642)	(474,905)	(7,737)
Increase in Accounts payable	130,787	102,228	28,559
Increase in Accrued expenses	116,412	72,374	44,038

Net cash flows from operating activities	(2,825,646)	(2,260,830)	(564,816)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	325,000	325,000	-
Purchase of property and equipment	(208,585)	(90,724)	(117,861)

Net cash flows from investing activities	116,415	234,276	(117,861)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party debt	741,056	1,320,566	(579,510)
Proceeds from notes payable to stockholders	548,191	395,020	153,171
Proceeds from notes payable	100,500	100,500	-
Issuance of common stock	1,345,116	176,116	1,169,000

Net cash flows from financing activities	2,734,863	1,992,202	742,661

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	25,632	(34,352)	59,984

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	59,984	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 25,632	$ 25,632	$ 59,984

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the period from inception (March 19, 1999) to February 28, 2001

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	Number of		paid-in	development	stockholders'
	shares	Amount	capital	stage	equity

Common stock issued for cash
April 1999	15,000,000	$ 15,000	$ -	$ -	$ 15,000
May 1999	15,000,000	15,000	-		15,000
July 1999	2,500,000	2,500	22,500		25,000
August 1999	1,500,000	1,500	13,500		15,000
September 1999	136,667	137	81,863		82,000
October 1999	100,000	100	59,900		60,000
November 1999	376,667	377	225,623		226,000
December 1999	546,667	547	327,453		328,000
January 2000	521,667	522	312,478		313,000
February 2000	150,000	150	89,850		90,000

Net loss for the period ended
February 29, 2000	-	-	-	(536,237)	(536,237)

Balance, February 29, 2000	35,831,668	35,833	1,133,167	(536,237)	632,763

Recapitalization of
Hollywoodbroadcasting.com
December 4, 2000	9,070,831	1,309,283	(1,133,167)		176,116

Net loss for the year ended
February 28, 2001	-	-	-	(1,630,777)	(1,630,777)

Balance, February 28, 2001	44,902,499	$ 1,345,116	$ -	$ (2,167,014)	$ (821,898)

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2001

  Summary of Significant Accounting Policies

Development Stage Activities and Basis of Presentation

Sunburst Acquisitions IV, Inc. and subsidiary (a development stage company) (the "Company") was formed to seek out and acquire business opportunities. In August 1999, Sunburst IV invested $1,000,000 in Prologic Systems, Inc., an Arizona corporation in the software industry, in anticipation of a business combination with that company. The agreement to acquire Prologic was terminated prior to its consummation, and Sunburst IV charged off the investment to operations in March of 2000. Since that time, the Company has entered into an agreement with Prologic to recover a portion of its investment, and to date has received $325,000 in funds related thereto. (See Note 4).

In December 2000, the Company acquired all of the issued and outstanding common stock of HollywoodBroadcasting.com ("HBC") in exchange for 35,831,668 shares of Sunburst IV stock in a transaction accounted for as a recapitalization of HBC. HBC was incorporated under the laws of the State of Nevada on March 19, 1999. It was created to provide live, daily, interactive programming for the internet.

The accompanying consolidated financial statements reflect the operations of the accounting acquirer, HollywoodBroadcasting.com, Inc. for all periods presented. Minimal operations attributable to Sunburst IV, the legal parent company, as well as income from the Prologic investment are included in operations for the period subsequent to the December 4, 2000 acquisition date.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived only minimal revenues from its activities to date.

Accounting Method

The Company records income and expenses on the accrual method.

Fiscal Year

The fiscal year of the Company is February 28. Prior to the December 4, 2000 acquisition of HBC, the fiscal year of the Company was March 31.

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Loss per share

Loss per share has been calculated based upon the weighted average shares outstanding. The shares issued to acquire HollywoodBroadcasting.com have been shown as outstanding for the same periods as the shares of HollywoodBroadcasting.com tendered in the exchange.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Capitalized Project Costs

Production costs that are specifically identifiable to a project are capitalized as incurred. Capitalized project costs are amortized using the individual-film-forecast-computation method which uses a ratio of current gross revenues divided by anticipated total gross revenues.

Unamortized project costs are evaluated on a specific project basis each reporting period. Project costs that exceed net realizable value are written down in the period of evaluation. If the evaluation changes within the same fiscal year, project costs may be written up to the extent of the original write down. If the evaluation occurs in a subsequent fiscal year, no write up is done.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over a period of five to seven years.

Inventory

Film stock inventory is valued at the lower of cost or fair market value. It consists mainly of footage of celebrities and notables and will be expensed as the images decrease in fair market value.

Long-Lived Assets

The Company assesses the realizability of the long-lived assets in accordance with SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets To Be Disposed of. SFAS No. 121 requires, among other things, that an entity review its long-lived assets including intangibles for impairment whenever changes in circumstances indicate that the carrying value of an asset may not be fully recoverable.

Consideration of Other Comprehensive Income Items

SFAS No. 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period ended February 28, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock-Based Compensation

SFAS No. 123 - Accounting for Stock-Based Compensation allows companies to choose whether to account for stock-based compensation under the method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25") or use the fair value method described in SFAS No. 123. The Company continues to follow the accounting measurement provisions of APB 25 and implements the disclosure provisions of SFAS 123.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 - Accounting for Income Taxes. Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

2. Stockholders' Equity

The Company is authorized to issue 10,000,000 shares of preferred stock. The Company's Board of Directors is authorized to divide the preferred stock into series and, with respect to each series, to determine the preferences and rights and the qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, the number of shares constituting the series and the designations of such series. The Board of Directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting rights of the holders of common stock which issuance could have certain anti-takeover effects.

3. Related Party Transactions

The President of the Company was a partner in the Los Angeles Film School ("LAFS"). LAFS had provided office space and administrative services for the Company through February 28, 2001. The Company had an informal arrangement to lease its corporate offices from LAFS for $45,000 per month through November 30, 2000, and thereafter at $3,083 per month on a month to month basis. Rent expense for the period was $408,314. Subsequent to the end of the fiscal year, the Company relocated its offices and is no longer utilizing the facilities at LAFS.

As of February 28, 2001, the Company had amounts due to LAFS totaling $741,056. Interest on the amount has been imputed at the applicable Federal AFR rates, which have ranged between 5 and 7 percent. As of February 28, 2001 the total accrued interest on these amounts totaled $26,300.

As of February 28, 2001, the Company has notes payable to stockholders totaling $548,191. The notes bear no interest and are due on demand.

As of February 28, 2001, HollywoodBroadcasting.com has notes payable to Sunburst Acquisitions IV, Inc. totaling $560,000. The notes bear no interest and are due on demand. The notes were eliminated in the offsetting consolidating adjustments.

As of February 28, 2001 the Company had notes payable to related entities in the amount of $100,500. Interest on these notes has been imputed at a rate of 6.09% and totaled $2,874.

4. Investment in Prologic Management Systems, Inc.

On February 16, 2001 the Company completed the sale of 2,859,972 shares of stock in Prologic Management Systems, Inc., an Arizona corporation ("Prologic"), to Prologic, or its designees, for a total sales price of $400,000, or approximately $0.1399 per share. The sale was completed pursuant to the terms of a Settlement Agreement and Release, dated January 26, 2001. This investment had been charged to operations in August of 2000 by Sunburst Acquisitions IV, Inc..

The sales price was paid $325,000 in cash at closing and $75,000 through Prologic's execution of a promissory note. The promissory note bears interest at the rate of 10% per annum and requires payments of $25,000 principal, interest, on each of April 12, 2001, July 12, 2001 and October 12, 2001. The April 12, 2001 payment has not been made.

The Settlement and Release between the Company and Prologic was executed in order to resolve and settle all claims between the parties relating to the StockPurchase and Merger Agreement dated July 8, 1999. It contains a mutual release of claims arising under or in connection with the Stock Purchase and Merger Agreement and the Voting Trust Agreement. This mutual release includes the parties themselves, as well as certain indemnified affiliates of each of the parties.

Pursuant to the terms of the Settlement Agreement and Release the Company sold 2,859,972 shares of 3,459,972 it had originally purchased, and retained ownership of the remaining 600,000 shares. Upon closing under the Settlement Agreement and Release, the Company also caused the share certificates which had been held pursuant to the Voting Trust Agreement to be returned to Prologic.

The 600,000 shares of Prologic common stock retained by the Company currently constitute "restricted securities" as defined by Rule 144 under the Securities Act of 1933. However, under the terms of the Settlement Agreement and Release, Prologic is obligated to file a registration statement for registration of such shares under the Securities Act of 1933 and reasonable best efforts to cause such registration statement to be declared effective. The fair value of the remaining Prologic shares cannot be estimated at this time. The carrying amount for the shares is zero.

5. Income Taxes

A deferred tax asset of $897,000 at February 28, 2001 relates to net operating losses and deductible temporary differences due to development stage costs. Management does not consider it more likely than not that the deferred tax asset will be realized. Therefore, a full valuation allowance has been established against the deferred tax asset. The valuation allowance increased by $695,020 from the prior year. The net operating losses will expire in 2020.

6. Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has limited operating history and will need to raise additional capital to fund its planned operations. It has current assets of $83,704 and current liabilities totaling $895,890 resulting in a current ratio of 0.09 as of February 28, 2001. The Company intends to reduce operating expenditures to a minimal amount and to investigate the potential acquisition of or combination with an operating entity for which the Company's status as a reporting company under the 1934 Exchange Act is deemed valuable. No such agreements are currently in place.

  Subsequent Events

On March 19, 2001, the Board of Directors of Sunburst Acquisitions IV, Inc. accepted the resignation of its president, and subsequently, Terry Fields was appointed CEO, President and Secretary.

On March 26, 2001 a former officer of HBC surrendered a total of 15,000,000 shares of common stock in the Company for cancellation.

On June 11, 2001, the Company was notified by the management of the Los Angeles Film School (LAFS) of its claim for reimbursement for $1,271,000 in expenses which LAFS asserts were incurred on behalf of HollywoodBroadcasting.com (HBC). Such amounts consist of office rent, equipment purchases, and computer lease obligations. The claim also alleges conflicts of interest by members of HBC management during the time that HBC's president was a partner in LAFS. The accompanying financial statements include $741,000 due and payable to LAFS. Management disputes the additional amount claimed by LAFS, ($530,000) and intends to vigorously defend HBC from liability as a result of this claim.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Tenure
Terry Fields	58	President and Secretary since May 2001; Director since January 2001

The director named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement, plan or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

Biographical Information of Directors and Executive Officers follows:

Terry Fields.

Mr. Fields is a self-employed Attorney-at-Law in the state of California. Mr. Fields was called to the bar on June 15, 1969, and he has been a director of a number of public companies.

Compliance with Section 16(a) of the Exchange Act

The Company's officers, directors and principal shareholders have each filed an Initial Statement of Beneficial Ownership of Securities on Form 3.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of February 28, 2001, the stock ownership of each executive officer and director of Sunburst Acquisitions, Inc., of all executive officers and directors as a group, and of each person known by Sunburst Acquisitions, Inc. to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any options, warrants or other rights to acquire additional securities of Sunburst Acquisitions, Inc., except as may be otherwise noted.

Name and Address	Number of Shares Owned Beneficially	% of Class Owned
Charles Malette 1550 35th Avenue West Vancouver, B.C. Canada, V6M1H2	16,500,000	36.74%
Terry Fields (1) No. 3 Poipu Drive Honolulu, HI 96825	0	**
All directors and executive officers ( 1 person)	0	**

(1) The person listed is an officer, a director, or both, of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Conflicts of Interest

None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officer's other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No. Document

2.1 Agreement for Share Exchange, dated as of August 15, 2000, between the Company and HollywoodBroadcasting.com, Inc., a Nevada corporation (incorporated by reference from Report on Form 8-K dated December 4, 2000, filed with the Securities and Exchange Commission on December 19, 2000).

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on December 29, 1997).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on December 29, 1997).

4.1 Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on December 29, 1997).

(b) The following reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending February 28, 2001:

1. Report on Form 8-K dated December 4, 2000, to report a change in control of registrant and to announce acquisition of HollywoodBroadcasting.com, Inc., a Nevada corporation, filed with the Securities and Exchange Commission on December 19, 2000.

  Report on Form 8-K/A dated December 4, 2000, to report a change in control of registrant and to announce the acquisition of HollywoodBroadcasting.com, Inc., a Nevada corporation. The initial report on Form 8-K (filed with the Securities and Exchange Commission on December 19, 2000) did not contain financial statements. On or about February 16, 2001, the Company filed an amended report on Form 8-K which included the audited financial statements of HollywoodBroadcasting.com, Inc., as well as unaudited pro forma financial statements.

  Report on Form 8-K/A dated December 4, 2000, to report the change in fiscal year (filed with the Securities and Exchange Commission on February 23, 2001.)

  Report on Form 8K dated February 16, 2001, to report a Settlement Agreement and Release with Prologic Management Systems, Inc., an Arizona corporation (filed with the Securities and Exchange Commission on March 2, 2001.)

SIGNATURE

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ TERRY FIELDS

Terry Fields (President and Director)

Date: June 13, 2001