Form 10KSB/A
period 2001-02-28
SUNBURST ACQUISITIONS IV INC
filed 2001-06-14
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

The Company was incorporated under the laws of the State of Colorado on August 27, 1997. It was formed to seek out and acquire business opportunities. In accordance with its business plan, the Company has engaged in two separate acquisition transactions which are described below. However, neither of these transactions has resulted in the acquisition of a viable operating business. As a result, as of the end of its fiscal year ending February 28, 2001, the Company remains in the development stage and is continuing to seek out business acquisition candidates.

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

Denver, Colorado May 22, 2001	Comiskey & Co. PROFESSIONAL CORPORATION
(Except for Note 7 which is dated June 13, 2001)	Certified Public Accountants & Consultants 789 Sherman Street, Suite 440, Denver, CO 80203

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