Form 10QSB
period 2001-05-31
SUNBURST ACQUISITIONS IV INC
filed 2001-07-16
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2001.

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

Registrant's telephone number, including area code (303) 321-0461

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,902,499 as of June 30, 2001.

Transitional Small Business Disclosure Format (Check one):

Yes ____ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending May 31, 2001 follow.

SUNBURST ACQUISITIONS IV, INC.

FINANCIAL STATEMENTS

Quarter ended May 31, 2001

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

BALANCE SHEET

May 31, 2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 3,085
Film Inventory	57,705
Notes receivable	75,000
Other current assets	2,504

Total current assets	138,294

PROPERTY AND EQUIPMENT
Furniture and fixtures	83,642
Equipment	89,250
Building Improvements	35,693
Less accumulated depreciation	(43,607)

164,978

OTHER ASSETS
Capitalized project costs	481,519

Total long-term assets	646,497

TOTAL ASSETS	$ 784,791

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 119,360
Accrued expenses	127,852
Notes payable - related parties	100,000
Notes payable to stockholders	548,191

Total current liabilities	895,403

LONG TERM LIABILITIES
Due to related party	741,056

Total long-term liabilities	741,056

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 20,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 29,902,499 shares issued and
outstanding	1,345,116
Deficit accumulated during the development
stage	(2,196,784)

(851,668)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 784,791

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(March 19, 1999)	For the three months
	to May 31,	ended May 31,
	2001	2001	2000

REVENUES	$ 208,235	$ -	$ -

EXPENSES
Selling, general and administrative	2,765,777	18,330	604,569

Total expenses	2,765,777	18,330	604,569

NET OPERATING LOSS	(2,557,542)	(18,330)	(604,569)

OTHER INCOME AND EXPENSE

Interest expense	(39,242)	(11,440)	-
Gain on sale of securities	400,000	-	-

NET LOSS	(2,196,784)	(29,770)	(604,569)

Accumulated deficit

Balance, beginning of period	-	(2,167,014)	(1,580,098)

Balance, end of period	$ (2,196,784)	$ (2,196,784)	$ (2,184,667)

NET LOSS PER SHARE	$ (0.07)	$ (NIL)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
AND COMMON STOCK
EQUIVALENTS OUTSTANDING	33,735,358	34,141,629	35,831,668

\The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception
	(March 19, 1999)	For the three months
	to May 31,	ended May 31,
	2001	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,196,784)	$ (29,770)	$ (604,569)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Gain on sale of securities	(400,000)	-	-
Depreciation	43,607	8,724	8,420
Increase in inventory	(57,705)	-	(57,500)
(Increase) decrease in other assets	(481,519)	1,123	(496,817)
(Increase) decrease in prepaid expense	-	-	(50,635)
(Increase) decrease in accounts receivable	(2,504)	(2,137)	-
Increase (decrease) in accrued expenses	127,852	11,440	(2,118)
Increase (decrease) in accounts payable	119,360	(11,427)	60,282

Net cash flows from operating activities	(2,847,693)	(22,047)	(1,142,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	325,000	-	-
Purchase of property and equipment	(208,585)	-	(154,325)

Net cash flows from investing activities	116,415	-	(154,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party debt	740,556	(500)	937,500
Proceeds from notes payable to stockholders	548,191	-	110,520
Proceeds from notes payable	100,500	-	-
Issuance of common stock	1,345,116	-	205,650

Net cash flows from financing activities	2,734,363	(500)	1,253,670

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	3,085	(22,547)	(43,592)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	25,632	59,984

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 3,085	$ 3,085	$ 16,392

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2001

  Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by Sunburst Acquisitions IV, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at February 28, 2001.

  Investment in Prologic Management Systems, Inc.

On February 16, 2001 the Company completed the sale of 2,859,972 shares of stock in Prologic Management Systems, Inc., an Arizona corporation ("Prologic"), to Prologic, or its designees, for a total sales price of $400,000, or approximately $0.1399 per share. The sale was completed pursuant to the terms of a Settlement Agreement and Release, dated January 26, 2001. This investment had been charged to operations in August 2000 by Sunburst Acquisitions IV, Inc.

The sales price was paid $325,000 in cash at closing and $75,000 through Prologic's execution of a promissory note. The promissory note bears interest at the rate of 10% per annum and requires payments of $25,000 principal, interest, on each of April 12, 2001, July 12, 2001 and October 12, 2001. The April 12, 2001 and July 12, 2001 payments have not been made.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATIONS

Liquidity and Capital Resources

The Company remains in the development stage. Since inception it has undergone two unsuccessful business combinations which have caused it to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the development stage. As of May 31, 2001, the Company has current assets of $138,294 and current liabilities of $895,403, resulting in a current ratio of 15.44.

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

The Company anticipates that some portion of the funds it will require for payment of on-going expenses may come from payments due under the promissory note it received from Prologic in conjunction with sale of Prologic shares. However, the $25,000 payments which were due on April 12, 2001 and July 12, 2001 pursuant to the terms of the promissory note have not yet been received by the Company. The Company is in discussions with Prologic regarding modification of the terms of payment under the promissory note but there is no assurance as to when or whether the Company is likely to receive any portion of the remaining $75,000 due from Prologic.

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

Other than the potential sources of funds described above, no specific commitments to provide additional funds have been made by management or other stockholders. Subsequent to the end of the quarter, the Company's board of directors authorized a private placement offering of up to 3,000,000 shares of common stock at a price of $0.03 per share. If the Company is successful in completing the private placement, it will result in the receipt of approximately $90,000 in working capital to be used for payment of current liabilities and for payment of on-going costs.

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

(b) No reports on Form 8-K were filed by the Company for the quarter ended May 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ TERRY FIELDS

Terry Fields

Principal Executive Officer and Director

Date: July 16, 2001