Form 10QSB
period 2001-08-31
SUNBURST ACQUISITIONS IV INC
filed 2001-10-22
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2001.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,902,499 as of August 31, 2001.

Transitional Small Business Disclosure Format (Check one):

Yes ____ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending August 31, 2001 follow.

SUNBURST ACQUISITIONS IV, INC.

FINANCIAL STATEMENTS

Quarter ended August 31, 2001

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

BALANCE SHEET

August 31, 2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 19,724
Notes receivable	75,000
Other current assets	4,027

Total current assets	98,751

OTHER ASSETS
Net assets of discontinued operations	698,354

Total long-term assets	698,354

TOTAL ASSETS	$ 797,105

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 302
Accrued expenses	5,944
Notes payable - related parties	100,000

Total current liabilities	106,246

LONG TERM LIABILITIES
Net liabilities of discontinued operations	1,542,503

Total long-term liabilities	1,542,503

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 20,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 29,902,499 shares issued and
outstanding	1,391,017
Deficit accumulated during the development
stage	(2,242,661)

(851,644)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 797,105

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(March 19, 1999)	For the six months		For the three months
	to August 31,	ended August 31,		ended August 31,
	2001	2001	2000	2001	2000

REVENUES	$ 208,235	$ -	$ -	$ -	$ -

EXPENSES
Selling, general and administrative	2,162,259	25,637	5,825	25,101	5,825

Total expenses	2,162,259	25,637	5,825	25,101	5,825

NET OPERATING LOSS	(1,954,024)	(25,637)	(5,825)	(25,101)	(5,825)

OTHER INCOME AND EXPENSE
Interest expense	(30,872)	(3,070)	-	(1,535)	-
Gain on sale of securities	400,000	-	-	-	-

NET LOSS FROM
CONTINUING OPERATIONS	(1,584,896)	(28,707)	(5,825)	(26,636)	(5,825)

DISCONTINUED OPERATIONS:
Loss from operations of
Hollywoodbroadcasting.com
to be disposed of (net of
income taxes of $0)	(657,765)	(46,940)	(610,825)	(19,241)	(6,256)

NET LOSS	(2,242,661)	(75,647)	(616,650)	(45,877)	(12,081)

Accumulated deficit
Balance, beginning of period	-	(2,167,014)	(1,580,098)	(2,196,784)	(2,184,667)

Balance, end of period	$ (2,242,661)	$ (2,242,661)	$ (2,196,748)	$ (2,242,661)	$ (2,196,748)

NET LOSS PER SHARE	$ (0.05)	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
AND COMMON STOCK
EQUIVALENTS OUTSTANDING	33,414,207	32,374,618	35,831,668	30,607,608	44,902,499

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

STATEMENTS OF CASH FLOWS
	For the period
	from inception
	(March 19, 1999)	For the six months
	to August 31,	ended August 31,
	2001	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,242,661)	$ (75,647)	$ (616,650)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Gain on sale of securities	(400,000)	-	-
Depreciation	52,332	17,449	8,420
Increase in inventory	(57,705)	-	(57,500)
(Increase) decrease in other assets	(481,519)	1,123	(496,817)
(Increase) decrease in prepaid expense	-	-	(49,694)
(Increase) decrease in accounts receivable	(4,394)	(4,027)	8,000
Increase (decrease) in accrued expenses	140,307	23,895	(1,513)
Increase (decrease) in accounts payable	119,196	(11,591)	53,733

Net cash flows from operating activities	(2,874,444)	(48,798)	(1,152,021)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	325,000	-	-
Purchase of property and equipment	(208,585)	-	(154,325)

Net cash flows from investing activities	116,415	-	(154,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Discontinued operations	(2,510)	(2,510)	-
Related party debt	740,556	(500)	937,500
Proceeds from notes payable to stockholders	548,191	-	110,520
Proceeds from notes payable	100,500	-	-
Issuance of common stock	1,391,016	45,900	208,650

Net cash flows from financing activities	2,777,753	42,890	1,256,670

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	19,724	(5,908)	(49,676)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	25,632	59,984

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 19,724	$ 19,724	$ 10,308

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2001

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

2. Investment in Prologic Management Systems, Inc.

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

The sales price paid was $325,000 in cash at closing and $75,000 through Prologic's execution of a promissory note. The promissory note bears interest at the rate of 10% per annum and requires payments of $25,000 principal, interest, on each of April 12, 2001, July 12, 2001 and October 12, 2001. The April 12, 2001, July 12, 2001, and October 12, 2001 payments have not been made.

3. Sale of Discontinued Operations

On September 28, 2001 the Company completed the sale of its wholly owned subsidiary Hollywoodbroadcasting.com for $1,000 in cash.

Operating results of Hollybroadcasting.com for the six months ended August 31, 2001 are shown separately in the accompanying income statement.

Assets and liabilities of Hollywoodbroadcasting.com sold consisted of the following:

Cash	$ 2,510
Accounts receivable	367
Inventories	57,705
Capitalized project costs	481,519
Property, plant, and equipment	156,253
Total assets	698,354
Accounts payable	118,893
Accrued expenses	134,364
Notes payable to stockholders	548,191
Due to related party	741,056
Total liabilities	1,542,504
Net liabilities disposed of	$ 844,150

Net liabilities sold, at their realizable values, have been separately classified in the accompanying balance sheet at August 31, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATIONS

Liquidity and Capital Resources

The Company remains in the development stage. Since inception it has undergone two unsuccessful business combinations which have caused it to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the development stage. As of August 31, 2001, the Company has total current assets of $98,751 and total liabilities of $106,246, resulting in a current ratio of 9.29.

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

The Company anticipates that some portion of the funds it will require for payment of on-going expenses may come from payments due under the promissory note it received from Prologic in conjunction with sale of Prologic shares. However, the $25,000 payments which were due on April 12, 2001, July 12, 2001 and October 12, 2001 pursuant to the terms of the promissory note have not yet been received by the Company. The Company is in discussions with Prologic regarding modification of the terms of payment under the promissory note but there is no assurance as to when or whether the Company is likely to receive any portion of the remaining $75,000 due from Prologic.

Another potential source of capital for the Company is the sale of all, or a portion, of its remaining 600,000 shares in Prologic. The market value of such shares is currently difficult to determine because the shares of Prologic are thinly traded and there is not a viable market for purchase and sale of any such shares. Thus, there is no assurance that the Company would be able to sell all, or any significant portion, of its Prologic shares if it elected to do so.

Other than the potential sources of funds described above, no specific commitments to provide additional funds have been made by management or other stockholders. During the second quarter the Company commenced a private placement offering of up to 3,000,000 shares at a price of $0.03 per share. A total of 1,530,000 of such shares were sold during the quarter, resulting in receipt by the Company of a total of $45,900 of gross proceeds. Subsequent to the end of the second quarter, the Company sold 250,000 additional shares and received additional offering proceeds totalling $7,500. The Company intends to use the offering proceeds both to pay current liabilities and as working capital to be applied to payment of on-going expenses.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the second quarter, the Company sold a total of 1,530,000 shares of its common stock in a private placement offering pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and the Rule 506 of Regulation D promulgated thereunder. The shares were offered and sold by the Company, acting through its officers and directors, and the offering was limited solely to accredited investors.

The total offering price of shares sold during the second quarter was $45,900, and no underwriting discounts or commissions were paid.

ITEM 5. OTHER INFORMATION.

On September 28, 2001, subsequent to the end of the second quarter, the Company completed the sale of its wholly-owned subsidiary, Hollywoodbroadcasting.com, Inc. ("HB.C") for $1,000 cash. A copy of the Stock Purchase Agreement is attached hereto as an exhibit.

The Company acquired HB.C on December 4, 2000 pursuant to an Agreement for Share Exchange. At the time of acquisition, HB.C was a development stage company which intended to engage in the development and production (or acquisition) of original entertainment and information programs for webcasting over the Internet. It was expected that revenues would be generated from sales of advertising and sponsorships, sales of programs and e-commerce transactions generated from its website.

Following the acquisition of HB.C, it became apparent that the sources of revenue which had been relied upon in developing the business model of HB.C were not available. As a result, the Company determined that there is not currently a viable market for production and sale of programming for webcasting over the Internet.

The Company's board of directors made the decision that it was in the best interests of the Company to dispose of HB.C on the best available terms, and to focus Company efforts on the process of seeking out potential opportunities in other unrelated areas of business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

10.1 STOCK PURCHASE AGREEMENT

(b) No reports on Form 8-K were filed by the Company for the quarter ended August 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ TERRY FIELDS

Terry Fields

Principal Executive Officer and Director

Date: October 22, 2001

EXHIBIT 10.1 STOCK PURCHASE AGREEMENT

STOCK PURCHASE AGREEMENT

THIS AGREEMENT made the 18th day of September, 2001.

BETWEEN:

HOLLYWOODBROADCASTING.COM., a company incorporated under the laws of Nevada, having an office and address at 6363 Sunset Boulevard, Suite 500, Hollywood, California 90028.

(the "Company")

WMDC INVESTMENTS LTD., a company incorporated under the laws of British Columbia, having an office and address at 2075 Comox Street, Suite 2201, Vancouver, British Columbia V6G 1S2.

(the "Buyer")

AND:

SUNBURST ACQUISITIONS IV, INC., a company incorporated under the laws of Colorado, having an office and address at 2082 Cherry Street, Denver, Colorado 80207.

(the "Seller")

WHEREAS:

A. Sunburst Acquisitions IV, Inc., the Seller, has agreed to sell 35,831,668 shares in the common stock of its wholly owned subsidiary, Hollywoodbroadcasting.com, a Nevada corporation, which represents 100 % of the 35,831,668 shares of the issued and outstanding shares in the common stock of the Company;

B. The parties hereto have reached the following agreement with respect to the sale by the Seller of such Common Stock to the Buyer.

NOW THEREFORE, for valuable consideration and upon the mutual covenants and promises contained herein, the parties hereto agree as follows:

1. Purchase Price and Terms of Payment. The Seller hereby agrees to sell to the Buyer all of the following shares of the common stock of the Company; and the Buyer, in reliance on the representations and warranties contained herein, and subject to the terms and conditions of this Agreement, shall purchase such shares from the Seller for the following purchase price and upon the following other terms and conditions:

a. The purchase price for 35,831,668 shares of the common stock of Hollywoodbroadcasting.com (the "Shares") shall be a total of One Thousand Dollars ($1,000) to the Seller in U.S. currency on or before Friday, September 28, 2001 (the "Closing Time").

b. All of such payments shall be made in cash to the Sellers at the Closing Time in U.S. dollars at which time the Shares will be validly transferred to Buyer

2. Irrevocable Agreement. Once executed by the parties, this Agreement will be irrevocable. The Seller will have the obligation to sell the Shares to the Buyer and the Buyer will have the obligation to purchase the Shares from the Seller strictly in accordance to this Agreement.

3. Representations and Warranties of the Seller. The Seller represents and warrants to the Buyer that:

a. The authorized capital of the Company is 200,000,000 shares of capital stock with a par value of $0.001. There are no outstanding shares of capital stock of the Company other than the amount disclosed of being 35,831,668 shares of the common stock of the Company; and Seller at the Closing Time shall have full and valid title to the Shares consisting of 35,831,668 shares of the common stock of the Company which will be delivered to the Buyer by the Seller hereunder, and there will be no existing impediment or encumbrance to the sale and transfer of such Shares to Buyer; and on delivery to the Buyer of the shares being sold hereby, all of such Shares shall be free and clear of all liens, encumbrances, charges or assessments of any kind; such Shares will be legally and validly issued and fully paid and non-assessable shares of the Company's common stock; and all such common stock has been issued under fully authorized resolutions of the Board of Directors of the Company.

b. The Company is a corporation duly organized and validly existing, under the laws of Nevada, and has all necessary corporate powers to own properties and carry on business, and is duly qualified to do business in the State of Nevada. All actions taken by Incorporators, directors and shareholders of Seller have been valid and in accordance with the laws of the State of Nevada.

c. None of such Shares sold pursuant to this Agreement are or will be subject to any voting trust or agreement. No person holds or has the right to receive any proxy or similar instrument with respect to such shares, except as provided in this Agreement, the Seller is not a party to any agreement which offers or grants to any person the right to purchase or acquire any of the securities to be issued pursuant to this Agreement. There is no applicable local, state or federal law, rule, regulation, or decree which would, as a result of the issuance of the Shares, impair, restrict or delay any voting rights with respect to the Shares.

d. No person has any right, agreement, or option present or future, contingent or absolute, or any right capable of becoming a right, agreement or option to require the Company to issue any Shares in its capital or to convert any securities of the Company or of any other company into Shares.

e. The Company may have liabilities, or obligations, whether accrued, absolute, contingent, or otherwise, and whether due or to become due, which the Company may not be aware of that are not reflected on the Company's financial statements.

f. The Company was a development stage corporation formed to engage in the business of developing and producing original entertainment and programming for a wide range of media, including domestic and foreign broadcast, cable and satellite television, home video and DVD sales and rental, and the Internet. To date, the Company has engaged in limited operations and the business of the Company has not generated any substantial revenues or profits, and has incurred substantial losses. As of the date hereof, the Company's liabilities exceeded its assets and is not a going concern.

g. The Company does not own any real estate or any interest in real estate.

h. The Company is not liable for any income, sales, withholding, real or personal property taxes to any governmental agencies whatsoever.

i. To the best of its knowledge, the Company has complied with, and is not in violation of any provision of laws or regulations of federal, state or local government authorities and agencies. There are no pending or threatened proceedings against the Company by any federal, state or local government, or any department, board, agency or other body thereof.

j. All issuances of the Company of the shares in the common stock in past transactions have been legally and validly effected, and all of such shares in the common stock are fully paid and non-assessable.

k. There are no outstanding subscriptions, options, warrants, convertible securities or rights or commitments of any nature in regard to the Company's authorized but unissued common stock.

l. The Company has no insurance or employee benefit plans whatsoever.

m. The Company has the right, power, and authority to enter into and perform its obligations under this Agreement.

n. The Buyer has received a copy of the audited financial statements of the Company as of February 28, 2001, and the related statements of income and retained earnings for the period then ended. The financial statements have been prepared in accordance with generally accepted accounting principles consistently followed by the Company throughout the periods indicated, and fairly present the financial position of the Company as of the date of the financial statements.

o. Since the date of the financial statements, there has not been any change in the financial condition or operations of the Company, except changes in the ordinary course of business, which changes have not in the aggregate been materially adverse.

p. The execution and delivery of this Agreement by the Company and the performance by the Company of its obligations hereunder will not cause, constitute, or conflict with or result in (i) any breach or violation or any of the provisions of or constitute a default under any license, indenture, mortgage, charter, instrument, articles of incorporation, bylaw, or other agreement or instrument to which the Company or its shareholders are a party, or by which they may be bound, nor will any consents or authorizations of any party other than those hereto by required, (ii) an event that would cause the Company to be liable to any party, or (iii) an event that would result in the creation or imposition or any lien, charge or encumbrance on any asset of the Company or upon the securities of the Company to be acquired by the Buyer.

q. The representations and warranties herein by the Seller shall be true and correct in all material respects on and as of the Closing Time hereof with the same force and effect as though said representations and warranties had been made on and as of the Closing Time.

4. Representations and Warranties of the Buyer. The Buyer represents and warrant to the Seller that:

a. The Buyer has the knowledge and experience necessary to evaluate the merits and risks associated with purchase of the Company's shares.

b. The Buyer has had the opportunity to ask questions and receive additional information from the Seller and/or the Company as deemed necessary to verify that the representations, warranties and covenants provided by Seller are true, and that the Buyer has received all the additional information it requested.

c. In making the decision to buy the Shares of the Company, Buyer has relied upon its own investigation and analysis of the business and financial condition of the Company rather than relying upon the representations, warranties and covenants provided herein by the Seller.

5. Covenants of the Seller. From the date of this Agreement to Closing Time, the Seller covenant the following:

a. The Seller will furnish Buyer with whatever corporate records and documents are available, such as Articles of Incorporation and Bylaws.

b. The Company will not enter into any contract or business transaction, merger or business combination, or incur any further debts or obligations without the express written consent of the Buyer.

c. The Company will not amend or change its Articles of Incorporation or Bylaws, or issue any further shares in the common stock of the Company without the express written consent of Buyer.

d. The Company will not issue any stock options, warrants or other rights or interests in or to its shares of the common stock.

e. The Seller will not encumber or mortgage any right or interest in its shares of the common stock being sold to the Buyer hereunder, and also they will not transfer any rights to such shares of the common stock to any third party whatsoever.

f. The Company will not declare any dividend in cash or stock, or any other benefit.

g. The Company will not institute any bonus, benefit, profit sharing, stock option, pension retirement plan or similar arrangement.

h. The Seller agrees to indemnify the Buyer against and to pay any loss, damage, expense or claim or other liability incurred or suffered by the Buyer by reason of the inaccuracy of any warranty or representation contained in this Agreement.

6. Access to Records. Between the date of this Agreement and the Closing Time, the Seller will afford any representative of the Buyer free and full access to all premises, properties, books, accounts and other records of the Company in order to provide Buyer full opportunity to make whatever investigations of the company as the Buyer shall desire. If any such investigation or inquiry gives the Buyer reason to believe that Seller may have breached any term or condition of this Agreement, the Buyer shall so advise the Seller in writing and this agreement will be terminated at the option of the Buyer.

7. General.

a. Expenses. Each party hereto shall pay such party's personal expenses and legal fees in connection with this transaction.

b. Revisions. The parties hereto by mutual agreement in writing may extend the time for the performance of any term or condition of this Agreement, extend the Closing Time of this Agreement, waive any inaccuracies in any representations contained herein, and waive the future performance of any obligation hereunder.

c. Binding Effect. This Agreement shall be binding upon and endure to the benefit of the respective parties hereto and any successors, heirs and assigns, provided that no rights hereunder can be assigned by any party hereto without the express written consent of the other parties.

d. Entire Agreement. This Agreement contains the entire agreement between the Seller and Buyer regarding this transaction, and supersedes all prior oral and written understandings and transactions related thereto.

e. Governing Law. This Agreement shall be governed by the laws of the State of Colorado.

IN WITNESS WHEREOF the parties hereto have caused this Agreement to be duly executed, all as of the day and year first above written.

HOLLYWOODBROADCASTING.COM

__________________________

Esther Zimmerman, Director

SUNBURST ACQUISITIONS IV, INC.

________________________

Terry Fields, President

WMDC INVESTMENTS, LTD.

______________________

William McLaws, President