Form 10QSB
period 2001-11-30
SUNBURST ACQUISITIONS IV INC
filed 2002-01-10
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2001.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,112,499 as of November 30, 2001.

Transitional Small Business Disclosure Format (Check one):

Yes ____ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending November 30, 2001 follow.

SUNBURST ACQUISITIONS IV, INC.

FINANCIAL STATEMENTS

Quarter ended November 30, 2001

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

BALANCE SHEET

November 30, 2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 2,749
Notes receivable	75,000
Other current assets	5,836

Total current assets	83,585

TOTAL ASSETS	$ 83,585

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 7,900
Accrued expenses	7,462
Notes payable - related parties	100,000

Total current liabilities	115,362

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 20,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 32,112,499 shares issued and
outstanding	1,411,417
Deficit accumulated during the development
stage	(1,443,194)

(31,777)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 83,585

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(March 19, 1999)	For the nine months		For the three months
	to November 30,	ended November 30,		ended November 30,
	2001	2001	2000	2001	2000

REVENUES	$ 208,235	$ -	$ -	$ -	$ -

EXPENSES
Selling, general and administrative	797,818	69,802	-	44,165	-

Total expenses	797,818	69,802	-	44,165	-

NET OPERATING LOSS	(589,583)	(69,802)	-	(44,165)	-

OTHER INCOME AND EXPENSE
Interest expense	(32,390)	(4,588)	-	(1,518)	-
Gain on sale of securities	400,000	-	-	-	-

NET LOSS FROM
CONTINUING OPERATIONS	(221,973)	(74,390)	-	(45,683)	-

DISCONTINUED OPERATIONS:
Loss from operations of Hollywoodbroadcasting.com
disposed of (net of income taxes of $0)	(2,066,371)	(46,940)	(2,019,431)	-	(619,870)
Gain on disposition of discontinued operations
(net of income taxes of $0)	845,150	845,150	-	845,150	-

	(1,221,221)	798,210	(2,019,431)	845,150	(619,870)

NET GAIN (LOSS)	(1,443,194)	723,820	(2,019,431)	799,467	(619,870)

Accumulated deficit
Balance, beginning of period	-	(2,167,014)	(154,650)	(2,242,661)	(1,554,211)

Balance, end of period	$ (1,443,194)	$ (1,443,194)	$ (2,174,081)	$ (1,443,194)	$ (2,174,081)

NET GAIN (LOSS) PER SHARE
Loss from continuing operations	$ (0.01)	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)
Loss from discontinued operations	(0.06)	(NIL)	(0.06)	(NIL)	(0.01)
Gain on disposal of discontinued operations	0.03	0.03	(NIL)	0.03	(NIL)
Net gain (loss)	$ (0.04)	$ 0.02	$ (0.06)	$ 0.03	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OF
COMMON STOCK AND COMMON STOCK
EQUIVALENTS OUTSTANDING	33,271,419	32,206,172	35,831,668	31,865,577	44,902,499

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception
	(March 19, 1999)	For the nine months
	to November 30,	ended November 30,
	2001	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$ (1,443,194)	$ 723,820	$ (2,019,431)
Adjustments to reconcile
net gain (loss) to net cash flows
from operating activities:
Gain on sale of securities	(400,000)	-	-
Depreciation	52,332	17,449	32,801
Increase in inventory	(57,705)	-	(57,705)
Increase in other assets	(483,028)	(386)	(485,523)
Decrease in prepaid expense	-	-	90,077
Increase in deferred revenue	-	-	20,000
Increase in accounts receivable	(6,203)	(5,836)	(3,971)
Increase in accrued expenses	141,825	25,413	89,706
Increase (decrease) in accounts payable	126,794	(3,993)	161,192

Net cash flows from operating activities	(2,069,179)	756,467	(2,172,854)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	325,000	-	-
Purchase of property and equipment	(208,585)	-	(159,258)

Net cash flows from investing activities	116,415	-	(159,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Discontinued operations	(846,150)	(846,150)	-
Proceeds of sale of discontinued operations	1,000	1,000	-
Related party debt	740,556	(500)	1,618,415
Proceeds from notes payable to stockholders	548,191	-	395,020
Proceeds from notes payable	100,500	-	270,000
Issuance of common stock	1,411,416	66,300	-

Net cash flows from financing activities	1,955,513	(779,350)	2,283,435

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	2,749	(22,883)	(48,677)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	25,632	59,984

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 2,749	$ 2,749	$ 11,307

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2001

1. Managements's Representation of Interim Financial Information

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

The sales price was paid $325,000 in cash at closing and $75,000 through Prologic's execution of a promissory note. The promissory note bears interest at the rate of 10% per annum and requires payments of $25,000 principal, interest, on each of April 12, 2001, July 12, 2001, and October 12, 2001. The April 12, 2001, July 12, 2001, and October 12, 2001 payments have not been made.

Sale of Discontinued Operations

On September 28, 2001, the Company completed the sale of its wholly owned subsidiary Hollywoodbroadcasting.com for $1,000 in cash.

Operating results of Hollywoodbroadcasting.com for the nine months ended November 30, 2001 are shown separately in the accompanying income statement.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion contains certain statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10-QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-QSB should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

The Company remains in the development stage. Since inception it has undergone two unsuccessful business combinations which have caused it to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the development stage. As of November 30, 2001, the Company has total current assets of $83,585 and total current liabilities of $115,362, resulting in a current ratio of 0.725.

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

Other than the potential sources of funds described above, no specific commitments to provide additional funds have been made by management or other stockholders. During the second quarter the Company commenced a private placement offering of up to 3,000,000 shares at a price of $0.03 per share. A total of 2,210,000 of such shares were sold during the second and third quarters, resulting in receipt by the Company of a total of $66,300 of gross proceeds. The Company has used and intends to continue to use the offering proceeds both to pay current liabilities and as working capital to be applied to payment of on-going expenses.

On June 11, 2001, the management of the Los Angeles Film School (LAFS) notified the Company of LAFS' claim for reimbursement in the amount of $1,271,000 in expenses which LAFS asserts were incurred on behalf of the Company's consolidated subsidiary, HollywoodBroadcasting.com, Inc. (HBC). The claim consisted of reimbursement for office rent, equipment purchases, and computer lease obligations. As of the date of the claim, HBC had recorded approximately $741,000 for these amounts, which was reflected in the consolidated financial statements of Sunburst IV. HBC management disputes the validity of the additional $530,000 in charges related to HBC. Since June 11, 2001, there have been no additional demands for payment by LAFS.

On September 28, 2001, the Company sold its entire investment in the stock of HBC to WMDC Investments Ltd. for total proceeds of $1,000. The company recorded a gain from the disposition of the subsidiary of $845,150, which consisted primarily of the excess of HBC's liabilities, a substantial portion of which was the obligation to the LAFS, over its existing assets at the date of sale. The disposition has been accounted for as a discontinued operation.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the third quarter, the Company sold a total of 680,000 shares of its common stock in a private placement offering pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. This was a continuation of the private placement offering which commenced in the second quarter of the fiscal year. The Company sold a total of 2,210,000 shares in the offering. The shares were offered and sold by the Company acting through its officers and directors, and the offering was limited solely to accredited investors.

The Company received $20,400 from sale of shares during the third quarter and total gross proceeds of $66,300 for the second and third quarters. No underwriting commissions or discounts were paid.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(b) No reports on Form 8-K were filed by the Company for the quarter ended November 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ TERRY FIELDS

Terry Fields

Principal Executive Officer and Director

Date: January 10, 2002