Form 10KSB
period 2002-02-28
SUNBURST ACQUISITIONS IV INC
filed 2002-05-20
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X__Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 2002.

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

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

State issuer's revenue for its most recent fiscal year: $ 0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $3,322,500 as of May 16, 2002.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,112,499 as of May 16, 2002.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

The Company was incorporated under the laws of the State of Colorado on August 27, 1997. It was formed to seek out and acquire business opportunities. In accordance with its business plan, the Company has engaged in two separate acquisition transactions which are described below. However, neither of these transactions has resulted in the acquisition of a viable operating business. As a result, as of the end of its fiscal year ending February 28, 2002, the Company remains in the development stage and is continuing to seek out business acquisition candidates.

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

In January, 2001, the Company entered into an agreement with Prologic to recover a portion of its investment. Pursuant to that agreement, on February 16, 2001, the Company completed the sale of 2,859,972 shares of stock in Prologic to Prologic, or its designees, for a total sales price of $400,000. The sales price was paid $325,000 in cash at closing and $75,000 through Prologic's execution of a promissory note. The promissory note bears interest at the rate of 10% per annum and requires payments of $25,000 principal, plus accrued interest, on each of April 12, 2001, July 12, 2001 and October 12, 2001. Thus far, no payments have been received by the Company.

The Company retained ownership of a total of 600,000 shares of Prologic, which it has subsequently sold. See "Plan of Operations" below. Such shares were "restricted securities" as defined in Rule 144 under the Securities Act of 1933. The terms of the agreement with Prologic required them to file a registration statement in order to register the Company's shares for resale. This registration statement was not filed, and the shares were sold in accordance with the provisions of Rule 144(k).

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

HB.C and other content providers relied upon the availability of the specified revenue streams as the platform for their business model. The Company was not able to generate significant revenues from any of the sources it relied upon in establishing its business model, and it is now apparent that the model was based on false assumptions. On September 28, 2001, the Company completed the sale of its wholly owned subsidiary Hollywoodbroadcasting.com for $1,000 in cash. The Company has begun the process of seeking out potential opportunities in other unrelated areas of business.

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

In regard to the last criterion listed above, the current standards for NASDAQ listing include, among other things, the requirements that the issuer of the securities that are sought to be listed have stockholders' equity of at least $5,000,000, or a market capitalization of at least $50,000,000, or net income in its latest fiscal year of not less than $750,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria. To the extent that the Company seeks potential NASDAQ listing, therefore, the range of business opportunities that are available for evaluation and potential acquisition by the Company would be significantly limited.

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

Distribution Agreement

On February 27, 2002, the Company signed a Distribution Agreement with 1357784 Ontario, Ltd. ("EPI") of Toronto, Ontario, Canada pursuant to which the Company was appointed as the exclusive worldwide distributor to the hydroponics industry of a digital electronic lighting ballast for HID and sodium lights. The ballasts are to be manufactured by Romlight International, Inc., which has offices in Christ Church Barbados, West Indies.

The ballast to be manufactured by Romlight International, Inc. is a new product which has been researched and developed over the last 4 years. The Company believes it offers many advantages over existing ballasts because it is smaller, dimmable and easy to install, and because it offers significant energy savings.

Subsequent to the end of the fiscal year the Company advanced a deposit in the amount of $50,000 CAD (approximately $32,100 US) which will be applied toward the purchase of the first 25,000 units by the Company. The initial purchase price per unit is $150 CAD.

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

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and, as of the end of its fiscal year ending February 28, 2002, no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An Annual Meeting of the Shareholders was held on December 10, 2001. The shareholders were asked to vote on the election of the Board of Directors to amend the Company's Articles of Incorporation to increase the authorized Common Stock from 100,000,000 to 200,000,000 shares, to ratify the appointment of the Company's auditors, and to vote to approve the Stock Option Plan approved by the Board of Directors and recommended for adoption. All matters were voted for.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is currently traded on the Over the Counter, Bulletin Board under the symbol "SBAQ." The following table sets forth the Company's high and low closing prices for the Company's common stock as reported on the Bulletin Board for the periods indicated.

Fiscal Year 2001	High	Low
First Quarter	$0.15	$0.04
Second Quarter	$0.11	$0.04
Third Quarter	$0.09	$0.035
Fourth Quarter	$0.12	$0.035

Fiscal Year 2002	High	Low
First Quarter	$0.32	$0.06
Second Quarter	$0.29	$0.17

The closing bid price of the Company's common stock as reported on the Over the Counter, Bulletin Board on May 15, 2002, was $0.18 per share. The prices presented are bid prices which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

As of May 1, 2002, there were approximately 172 stockholders of record of the Company's common stock.

There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements, " which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects "and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

The Company remains in the development stage. Since inception it has undergone two unsuccessful business combinations which have caused it to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the development stage. As of February 28, 2002, the Company has current assets of $83,231 and current liabilities of $117,478 resulting in a current ratio of 0.71.

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

The sales price was paid $325,000 in cash at closing and $75,000 through Prologic's execution of a promissory note. The promissory note bears interest at the rate of 10% per annum and requires payments of $25,000 each on both the principal and interest, as of April 12, 2001, July 12, 2001, and October 12, 2001. No payments have been made to date.

Subsequent to the end of the fiscal year, the Company netted $69,892.63 from the first quarter sale of all of its remaining 600,000 shares in Prologic.

On February 27, 2002, the Company signed an agreement with EPI, Ltd. of Toronto, Ontario, Canada, under which the Company will become the sole distributor worldwide to the Hydroponics Industry of a digital electronic lighting ballast for HID and sodium lights. Subsequent to the end of the fiscal year, a $50,000 deposit was advanced for the first order of 25,000 units by the Company. Sunburst has incorporated a wholly-owned subsidiary, Sunburst Digital, Inc. to be the operating entity in Canada.

Other than the potential for, and actual sources of, funds described above, no specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS

Index to Financial Statements - February 28, 2002

Report of Independent Accountants

Balance Sheet

Statements of Operations

Statements of Cash Flows

Statement of Stockholders' Deficit

Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of

Sunburst Acquisitions IV, Inc.

We have audited the accompanying balance sheet of Sunburst Acquisitions IV, Inc. (a development stage company) as of February 28, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year ended February 28, 2002, for the year ended February 28, 2001 and for the period from August 27, 1997 (inception) through February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisitions IV, Inc. as of February 28, 2002, and the results of its operations and cash flows for the year ended February 28, 2002, for the year ended February 28, 2001 and for the period from inception (August 27, 1997) to February 28, 2002 in conformity with accounting principles generally accepted in the United States.

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

Denver, Colorado March 19, 2002	Comiskey & Co. PROFESSIONAL CORPORATION
Certified Public Accountants & Consultants 789 Sherman Street, Suite 440, Denver, CO 80203

Sunburst Acquisitions IV, Inc.

(a Development Stage Company)

BALANCE SHEET

February 28, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 460
Notes receivable	75,000
Other current assets	7,771

Total current assets	83,231

TOTAL ASSETS	$ 83,231

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 8,514
Accrued interest	8,964
Notes payable - related parties	100,000

Total current liabilities	117,478

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 20,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 200,000,000 shares
authorized; 32,112,499 shares issued and outstanding	1,411,417
Deficit accumulated during the development stage	(1,445,664)

(34,247)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 83,231

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc.

(a Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(August 27, 1997)	For the year
	to February 28,	ended February 28,
	2002	2002	2001

REVENUES	$ 208,235	$ -	$ -

EXPENSES
Selling, general and administrative	798,786	70,770	-

Total expenses	798,786	70,770	-

NET OPERATING LOSS	(590,551)	(70,770)	-

OTHER INCOME AND EXPENSE
Interest expense	(33,892)	(6,090)	-
Gain on sale of securities	400,000	-	-

NET LOSS FROM
CONTINUING OPERATIONS	(224,443)	(76,860)	-

DISCONTINUED OPERATIONS:
Loss from operations of Hollywoodbroadcasting.com
disposed of (net of income taxes of $0)	(2,066,371)	(46,940)	(2,012,364)
Gain on disposition of discontinued operations
(net of income taxes of $0)	845,150	845,150	-

	(1,221,221)	798,210	(2,012,364)

NET INCOME (LOSS)	(1,445,664)	721,350	(2,012,364)

Accumulated deficit
Balance, beginning of period	-	(2,167,014)	(154,650)

Balance, end of period	$ (1,445,664)	$ (1,445,664)	$ (2,167,014)

NET INCOME (LOSS) PER SHARE
Loss from continuing operations	$ (0.01)	$ -	$ -
Loss from discontinued operations	(0.06)	-	(0.06)
Gain on disposal of discontinued operations	0.03	0.03	-
Net income (loss)	$ (0.04)	$ 0.02	$ (0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OF
COMMON STOCK AND COMMON STOCK
EQUIVALENTS OUTSTANDING	33,174,578	32,183,073	32,206,172

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception
	(August 27, 1997)	For the year
	to February 28,	ended February 28,
	2002	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$ (1,445,664)	$ 721,350	$ (2,012,364)
Adjustments to reconcile
net gain (loss) to net cash flows
from operating activities:
Gain on sale of securities	(400,000)	-	-
Depreciation	52,332	17,449	32,801
Discontinued operations	(846,150)	(846,150)	-
Increase in inventory	(57,705)	-	(57,705)
Increase in other assets	(483,028)	(386)	(478,265)
Decrease in prepaid expense	-	-	90,077
Increase in deferred revenue	-	-	20,000
Increase in accounts receivable	(8,138)	(7,771)	(3,971)
Increase in accrued expenses	143,327	26,915	89,706
Increase (decrease) in accounts payable	127,408	(3,379)	161,192

Net cash flows from operating activities	(2,917,618)	(91,972)	(2,158,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	325,000	-	-
Purchase of property and equipment	(208,585)	-	(159,258)

Net cash flows from investing activities	116,415	-	(159,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of sale of discontinued operations	1,000	1,000	-
Related party debt	740,556	(500)	1,618,415
Proceeds from notes payable to stockholders	548,191	-	395,020
Proceeds from notes payable	100,500	-	270,000
Issuance of common stock	1,411,416	66,300	-

Net cash flows from financing activities	2,801,663	66,800	2,283,435

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	460	(25,172)	(34,352)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	25,632	59,984

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 460	$ 460	$ 25,632

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc.

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the period from inception (August 27, 1997) to February 28, 2002

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	Number of		paid-in	development	stockholders'
	shares	Amount	capital	stage	equity

Common stock issued for cash
April 1999	15,000,000	$ 15,000	$ -	$ -	$ 15,000
May 1999	15,000,000	15,000	-		15,000
July 1999	2,500,000	2,500	22,500		25,000
August 1999	1,500,000	1,500	13,500		15,000
September 1999	136,667	137	81,863		82,000
October 1999	100,000	100	59,900		60,000
November 1999	376,667	377	225,623		226,000
December 1999	546,667	547	327,453		328,000
January 2000	521,667	522	312,478		313,000
February 2000	150,000	150	89,850		90,000

Net loss for the period ended
February 29, 2000	-	-	-	(536,237)	(536,237)

Balance, February 29, 2000	35,831,668	35,833	1,133,167	(536,237)	632,763

Recapitalization of
Hollywoodbroadcasting.com
December 4, 2000	9,070,831	1,309,283	(1,133,167)		176,116

Net loss for the year ended
February 28, 2001	-	-	-	(1,630,777)	(1,630,777)

Balance, February 28, 2001	44,902,499	1,345,116	-	(2,167,014)	(821,898)

Cancellation of shares
December 4, 2000	(15,000,000)				-

Common stock issued for cash
June 2001	235,000	7,050	-		7,050
July 2001	945,000	28,351	-		28,351
August 2001	350,000	10,500	-		10,500
September 2001	350,000	10,500	-		10,500
October 2001	330,000	9,900	-		9,900

Net gain for the year ended
February 28, 2002	-	-	-	721,350	721,350

Balance, February 28, 2001	32,112,499	$ 1,411,417	$ -	$ (1,445,664)	$ (34,247)

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc.

(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2002

1. Summary of Significant Accounting Policies

Development Stage Activities and Basis of Presentation

Sunburst Acquisitions IV, Inc. (a development stage company) (the "Company") was formed to seek out and acquire business opportunities. In August 1999, Sunburst IV invested $1,000,000 in Prologic Systems, Inc., an Arizona corporation in the software industry, in anticipation of a business combination with that company. The agreement to acquire Prologic was terminated prior to its consummation, and Sunburst IV charged off the investment to operations in March of 2000. Since that time, the Company has entered into an agreement with Prologic to recover a portion of its investment, and to date has received $325,000 in funds related thereto. (See Note 5).

In December 2000, the Company acquired all of the issued and outstanding common stock of HollywoodBroadcasting.com ("HBC") in exchange for 35,831,668 shares of Sunburst IV stock in a transaction accounted for as a recapitalization of HBC. HBC was incorporated under the laws of the State of Nevada on March 19, 1999. It was created to provide live, daily, interactive programming for the internet. On September 28, 2001, the Company completed the sale of its wholly owned subsidiary Hollywoodbroadcasting.com for $1,000 in cash. (See Note 8).

On February 27, 2002 the Company signed an agreement with 1357784 Ontario Ltd. ("EPI") to distribute 1000-watt ballast. (See Note 7).

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

Consideration of Other Comprehensive Income Items

SFAS No. 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period ended February 28, 2002, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

3. Related Party Transactions

As of February 28, 2002 the Company had notes payable to related entities in the amount of $100,000. Interest on these notes has been imputed at a rate of 6.09% and totaled $ 8,964.

  Income Taxes

A deferred tax asset of $578,000 at February 28, 2002 relates to net operating losses and deductible temporary differences due to development stage costs. Management does not consider it more likely than not that the deferred tax asset will be realized. Therefore, a full valuation allowance has been established against the deferred tax asset. The valuation allowance decreased by $319,000 from the prior year. This was the result of the utilization of $721,350 in net operating losses in the current period. The net operating losses will expire in 2020.

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

The sales price was paid $325,000 in cash at closing and $75,000 through Prologic's execution of a promissory note. The promissory note bears interest at the rate of 10% per annum and requires payments of $25,000 each on both the principal and interest, as of April 12, 2001, July 12, 2001, and October 12, 2001. No payments have been made to date.

As of February 28, 2002 the Company still owns 600,000 shares of the common stock of Prologic Management Systems, Inc. Their stock trades as "over the counter - big board" under the symbol PRLO. On February 28, 2002 PRLO closed trading at $0.15 per share. The investment in PRLO was written down to zero in a previous year, and consequently the amount is not included on the balance sheet.

6. Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has limited operating history and will need to raise additional capital to fund its planned operations. It has current assets of $83,231 and current liabilities totaling $117,478 resulting in a current ratio of 0.71 as of February 28, 2002. The Company intends to reduce operating expenditures to a minimal amount and to investigate the potential acquisition of or combination with an operating entity for which the Company's status as a reporting company under the 1934 Exchange Act is deemed valuable. No such agreements are currently in place.

7. Distribution Agreement

On February 27, 2002 the Company signed a distribution agreement with 1357784 Ontario Ltd. ("EPI"). EPI has a distribution agreement with Romlight International Inc. with offices at Stevmar House, Rockley, Christ Church Barbados, West Indies. Under this agreement Sunburst Acquisitions IV, Inc. will be the sole sub-distributor for the length of the contract.

The distribution agreement between Romlight and "EPI" was signed October 5, 2000. The initial purchase for the first year was 20,000 units of a Romlight ballast. Romlight has not been able to supply the ballast, and therefore the contract is to be considered to take effect in 2002 when Romlight can produce and deliver the ballast.

The initial price for the 1000-watt ballast is $150.00 per unit. The initial order is for 25,000 units for the balance of the year 2002, which will meet the obligation of minimal sales.

A good faith deposit of $50,000 Canadian Dollars will be wired on signing which will be part of the purchase price of the first 1000 units.

8. Sale of Discontinued Operations

On September 28, 2001, the Company completed the sale of its wholly owned subsidiary Hollywoodbroadcasting.com for $1,000 in cash.

Operating results of Hollywoodbroadcasting.com for the year ended February 28, 2002 are shown separately in the accompanying income statement as loss from discontinued operation.

Assets and liabilities of Hollywoodbroadcasting.com sold consisted of the following:

Cash	$2,510
Accounts receivable	367
Inventories	57,705
Capitalized project costs	481,519
Property, plant, and equipment	156,253
Total assets	698,354
Accounts payable	118,893
Accrued expenses	134,364
Notes payable to stockholders	548,191
Due to related party	741,056
Total liabilities	1,542,504
Net liabilities disposed of	$844,150

9. Subsequent Events

Stock Compensation Programs

On March 14, 2002, the Company's Board of Directors approved a Stock Compensation Program and a Incentive Stock Option Plan (the "Plans"). The maximum number of shares that may be purchased pursuant to the Plans is 6,000,000. Options granted under the Plans include incentive and nonqualified stock options, as well as actual shares of common stock, with vesting determined on the grant date, not to exceed ten years, and are exercisable over a ten-year maximum period at a price to approximate the fair market value of the common stock at the date of grant. As of the date of this report no shares of stock or options have been issued in connection with either of these plans.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Tenure
Terry Fields	58	President and Secretary since May 2001; Director since January 2001
Kelly Zastowny	37	Director since March 2002

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

Kelly Zastowny.

Since 1985 Mr. Zastowny has been involved in the hydroponics industry. His company, Western Water Farms ("WWF") is a major retailer and wholesaler of hydroponic equipment throughout North America, Europe and Australia. WWF produces unique liquid organic fertilizers, plastic molds, and other parts for the hydroponic industry.

Compliance with Section 16(a) of the Exchange Act

The Company's officers, directors and principal shareholders have each filed, or will file, an Annual of Changes in Beneficial Ownership of Securities on Form 5.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of February 28, 2002, the stock ownership of each executive officer and director of Sunburst Acquisitions, Inc., of all executive officers and directors as a group, and of each person known by Sunburst Acquisitions, Inc. to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any options, warrants or other rights to acquire additional securities of Sunburst Acquisitions, Inc., except as may be otherwise noted.

Name and Address	Number of Shares Owned Beneficially	% of Class Owned
Charles Malette 1550 35th Avenue West Vancouver, B.C. Canada, V6M1H2	16,500,000	51.38%
Terry Fields (1) No. 3 Poipu Drive Honolulu, HI 96825	0	0
Kelly Zastowny (1) 103 - 20120 64th Avenue Langley, BC V2Y 1M8	0	0
All directors and executive officers ( 2 persons)	0	0

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

Conflicts of Interest

None of the officers of the Company will devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

10.1 Distribution Agreement between EPI and Sunburst Acquisitions IV, Inc.

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending February 28, 2002.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ TERRY FIELDS

Terry Fields, President and Director

By: /S/ KELLY ZASTOWNY

Kelly Zastowny, Director

Date: May 20, 2002

Exhibit 10.1

Distribution Agreement

This Agreement is between:

1357784 Ontario, Ltd. ("EPI") and Sunburst Acquisitions IV, Inc.

Whereas EPI has a distribution agreement with Romlight International, Inc. with offices at Stevmar House, Rockley, Christ Church Barbados, West Indies.

Whereas under the distribution agreement EPI has the right to appoint a Sub-Distributor and EPI has received written approval from the manufacturer to appoint Sunburst Acquisitions IV, Inc., a Colorado company, as the sole sub-distributor for the length of the contract.

The conditions of the distribution agreement apply to the sub-distributor and to the manufacturer in its entirety.

The distribution agreement between Romlight and EPI was signed October 5, 2000. The initial purchase for the first year was 20,000 units of a Romlight ballast. Romlight has not been able to supply the ballast, and therefore the contract is to be considered to take effect in 2002 when Romlight can produce and deliver the ballast. (See Schedule C and paragraph 3.6 minimal sales).

The initial price for the 1000-watt ballast is $150.00 per unit. The initial order is for 25,000 units for the balance of the year 2002, which will meet the obligation of minimal sales.

A good faith deposit of $50,000 CAD will be wired on signing which will be part of the purchase price of the first 1000 units.

EPI will not appoint any other Sub-Distributor as long as Sunburst Acquisitions IV, Inc. fulfills the obligations of the contract. The agreement can be cancelled by mutual agreement.

________________________ ____________________________

EPI Sunburst Acquisitions IV, Inc.