Form 10QSB
period 2002-05-31
SUNBURST ACQUISITIONS IV INC
filed 2002-07-18
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2002.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,112,499 as of July 15, 2002.

Transitional Small Business Disclosure Format (Check one):

Yes ____ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending May 31, 2002 follow.

SUNBURST ACQUISITIONS IV, INC. and SUBSIDIARY

FINANCIAL STATEMENTS

Quarter ended May 31, 2002

INDEX TO FINANCIAL STATEMENTS:

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

BALANCE SHEET

May 31, 2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 94,226
Notes receivable	75,000
Other current assets	30,327

Total current assets	199,553

OTHER ASSETS
Deposits	65,597

TOTAL ASSETS	$ 265,150

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 9,054
Accrued interest	7,859
Stock subscriptions	162,146
Notes payable - related parties	67,000

Total current liabilities	246,059

LONG-TERM LIABILITIES
Customer deposits	1,678

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 20,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 200,000,000 shares
authorized; 33,112,499 shares issued and outstanding	1,472,417
Additional paid-in capital	31,000
Deficit accumulated during the development stage	(1,487,012)
Foreign exchange gain, unrealized	1,008

17,413

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 265,150

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(August 27, 1997)	For the three months
	to May 31,	ended May 31,
	2002	2002	2001

REVENUES	$ 208,235	$ -	$ -

EXPENSES
Selling, general and administrative	908,602	109,816	18,330

Total expenses	908,602	109,816	18,330

NET OPERATING LOSS	(700,367)	(109,816)	(18,330)

OTHER INCOME AND EXPENSE
Interest expense	(35,287)	(1,395)	(11,440)
Gain on sale of securities	469,863	69,863	-

NET LOSS FROM
CONTINUING OPERATIONS	(265,791)	(41,348)	(29,770)

DISCONTINUED OPERATIONS:
Loss from operations of HollywoodBroadcasting.com
disposed of (net of income taxes of $0)	(2,066,371)	-	-
Gain on disposition of discontinued operations
(net of income taxes of $0)	845,150	-	-

	(1,221,221)	-	-

NET LOSS	(1,487,012)	(41,348)	(29,770)

Accumulated deficit
Balance, beginning of period	-	(1,445,664)	(2,167,014)

Balance, end of period	$ (1,487,012)	$ (1,487,012)	$ (2,196,784)

Other comprehensive income
Unrealized foreign exchange gain	1,008	1,008	-

OTHER COMPREHENSIVE INCOME	1,008	1,008	-

TOTAL COMPREHENSIVE LOSS	$ (1,486,004)	$ (40,340)	$ (29,770)

TOTAL COMPREHENSIVE LOSS PER SHARE
Loss from continuing operations	$ (0.01)	$ -	$ -
Loss from discontinued operations	(0.06)	-	-
Gain on disposal of discontinued operations	0.03	-	-
Other comprehensive income	-	-	-
Total comprehensive loss	$ (0.04)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OF
COMMON STOCK AND COMMON STOCK	33,121,789	32,503,803	34,141,629
EQUIVALENTS OUTSTANDING

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception
	(March 19, 1999)	For the three months
	to May 31,	ended May 31,
	2002	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,487,012)	$ (41,348)	$ (29,770)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Gain on sale of securities	(469,863)	(69,863)	-
Foreign exchange gain, unrealized	1,008	1,008	-
Issuance of options	62,000	62,000	-
Depreciation	52,332	-	8,724
Discontinued operations	(846,150)	-	-
Increase in inventory	(57,705)	-	-
(Increase) decrease in other assets	(571,181)	(88,153)	1,123
(Increase) decrease in accounts receivable	(8,138)	-	(2,137)
Increase in stock subscriptions	162,146	162,146	-
Increase (decrease) in accrued expenses	142,222	(1,105)	11,440
Increase (decrease) in accounts payable	129,626	2,218	(11,427)

Net cash flows from operating activities	(2,890,715)	26,903	(22,047)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	394,863	69,863	-
Purchase of property and equipment	(208,585)	-	-

Net cash flows from investing activities	186,278	69,863	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of sale of discontinued operations	1,000	-	-
Related party debt	707,556	(33,000)	(500)
Proceeds from notes payable to stockholders	548,191	-	-
Proceeds from notes payable	100,500	-	-
Proceeds from exercise of options	30,000	30,000	-
Issuance of common stock	1,411,416	-	-

Net cash flows from financing activities	2,798,663	(3,000)	(500)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	94,226	93,766	(22,547)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	460	25,632

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 94,226	$ 94,226	$ 3,085

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

Notes to Financial Statements

May 31, 2002

1. Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by Sunburst Acquisitions IV, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at February 28, 2002.

2. Subsidiary Acquisition

On March 15, 2002, the Company acquired all of the outstanding shares in Sunburst Digital Inc., a newly formed Canadian corporation. The accompanying financial statements include all of the accounts of the Company and Sunburst Digital, consolidated.

3. Stock Compensation

On March 4, 2002, the Company issued 2,000,000 options under its Incentive Stock Option Plan. Compensation expense recognized for the quarter totaled $62,000. One million options were exercised at $0.03 per share on April 25, 2002.

4. Private Placement

The Company began accepting subscriptions for shares of common stock at $0.10 per share. As of May 31, 2002, the Company had received $162,146 as payment for approximately 1,621,460 shares of common stock. As of the date of this report, no shares have been issued.

5. Distributorship Agreement

The Company has been assigned a sub-distributorship pursuant to a contract between 1357784 Ontario Ltd. ("EPI") and Romlight International ("Romlight"), wherein the Company agrees to purchase from Romlight 20,000 units of a Romlight ballast. The Company has a deposit with EPI totaling approximately $65,600 at May 31, 2002 representing an initial down payment for the annual purchase commitment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements, " which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects "and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Plan of Operations

The Company remains in the development stage. Its plan of operations for the remainder of the current fiscal year is to seek to continue its efforts to develop a business related to the marketing, distribution and sale of digital electronic ballasts, through its wholly-owned Canadian subsidiary, Sunburst Digital, Inc.

The Company has been assigned a sub-distributorship pursuant to a contract between 1357784 Ontario Ltd ("EPI") and Romlight International, the manufacturer. The ballasts are produced in sizes ranging from 70 watts to 1000 watts, and under the sub-distributorship, theCompany is the sole distributor worldwide to the hydroponics industry. Under the terms of this sub-distributorship, the Company has an annual purchase commitment of 100,000 ballasts. Subject to the ability of the manufacturer to produce and deliver ballasts in a timely fashion, the Company currently projects that it will be able to sell substantially more than 100,000 ballasts on an annual basis.

Although potential customers have tested the ballast extensively, the Company cautions that it is a new product. In addition, the price of the ballast is higher than the "core and coil" ballast traditionally used. Therefore, although initial response from the Company's marketing efforts have been encouraging, acceptance of the product may be limited.

During the first quarter the Company placed an order for purchase of 25,000 ballasts and paid an initial deposit to EPI of approximately $65,600. Based upon information supplied by the manufacturer, delivery of these ballasts is scheduled to begin late in the second quarter with the balance to be delivered prior to the end of calendar year 2002.

The Company is in the process of contacting potential customers for purchase of the ballasts and intends to begin accepting purchase orders and deposits from customers as soon as the manufacturer sets a firm schedule for delivery of the completed products. In addition to seeking customers for purchase of the ballasts, the Company is also continuing to evaluate other energy efficient products for potential distribution and sale. The Company currently expects to begin receiving revenue from sale of ballasts during the third quarter of the fiscal year.

During the first quarter the Company commenced a private placement offering of up to 4,000,000 shares of its common stock, at a price of $0.10 per share. As of the end of the quarter the Company had received subscriptions totaling $162,146 under the terms of this private placement offering. It is currently anticipated that the private placement will be closed during the second quarter.

The Company plans to use the net proceeds from the private placement to pay on-going expenses related to compliance with its reporting obligations under the Securities Exchange Act of 1934 and to pay an additional deposit to EPI for purchase of ballasts. The Company believes that the net proceeds of the private placement together with existing cash on hand and revenues from sale of ballasts be sufficient to satisfy its cash needs for the remainder of the fiscal year.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(b) No reports on Form 8-K were filed by the Company for the quarter ended May 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ TERRY FIELDS

Terry Fields, President and Director

By: /S/ KELLY ZASTOWNY

Kelly Zastowny, Director

Date: July 18, 2002