Form 10QSB
period 2002-08-31
SUNBURST ACQUISITIONS IV INC
filed 2002-10-15
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2002.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,112,499 as of August 31, 2002.

Transitional Small Business Disclosure Format (Check one):

Yes ____ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending August 31, 2002 follow.

SUNBURST ACQUISITIONS IV, INC. and SUBSIDIARY

FINANCIAL STATEMENTS

Quarter ended August 31, 2002

INDEX TO FINANCIAL STATEMENTS:

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

BALANCE SHEET

August 31, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 21,962
Inventory	13,475
Notes receivable	75,000
Other current assets	12,242

Total current assets	122,679

OTHER ASSETS
Deposits	102,150

TOTAL ASSETS	$ 224,829

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 380
Accrued interest	9,010
Stock subscriptions	197,536
Notes payable - related parties	57,000

Total current liabilities	263,926

LONG-TERM LIABILITIES
Customer deposits	3,048

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 20,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 200,000,000 shares
authorized; 33,112,499 shares issued and outstanding	1,472,417
Additional paid-in capital	48,320
Deficit accumulated during the development stage	(1,550,463)
Foreign exchange loss, unrealized	(12,419)

(42,145)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 224,829

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(March 19, 1999)	For the six months		For the three months
	to August 31,	ended August 31,		ended August 31,
	2002	2002	2001	2002	2001

REVENUES	$ 208,235	$ -	$ -	$ -	$ -

EXPENSES
Selling, general and administrative	970,902	172,116	25,637	62,300	25,101

Total expenses	970,902	172,116	25,637	62,300	25,101

NET OPERATING LOSS	(762,667)	(172,116)	(25,637)	(62,300)	(25,101)

OTHER INCOME AND EXPENSE
Interest expense	(36,438)	(2,546)	(3,070)	(1,151)	(1,535)
Gain on sale of securities	469,863	69,863	-	-	-

NET LOSS FROM
CONTINUING OPERATIONS	(329,242)	(104,799)	(28,707)	(63,451)	(26,636)

DISCONTINUED OPERATIONS:
Loss from operations of Hollywoodbroadcasting.com
disposed of (net of income taxes of $0)	(2,066,371)	-	(46,940)	-	(19,241)
Gain on disposition of discontinued operations
(net of income taxes of $0)	845,150	-	-	-	-

NET LOSS	(1,550,463)	(104,799)	(75,647)	(63,451)	(45,877)

Accumulated deficit
Balance, beginning of period	-	(1,445,664)	(2,167,014)	(1,487,012)	(2,196,784)

Balance, end of period	$ (1,550,463)	$ (1,550,463)	$ (2,242,661)	$ (1,550,463)	$ (2,242,661)

NET LOSS PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

Other comprehensive income
Unrealized foreign exchange gain	(12,419)	(12,419)	-	(13,427)	-

OTHER COMPREHENSIVE INCOME	$ (12,419)	$ (12,419)	$ -	$ (13,427)	$ -

TOTAL COMPREHENSIVE LOSS	$ (1,562,882.26)	$ (117,218.26)	$ (75,647.00)	$ (76,877.88)	$ (45,877.00)

TOTAL COMPREHENSIVE LOSS PER SHARE
Loss from continuing operations	$ (0.01)	$ -	$ -	$ -	$ -
Loss from discontinued operations	(0.06)	-	-	-	-
Gain on disposal of discontinued operations	0.03	-	-	-	-
Other comprehensive income	-	-	-	-	-

Total comprehensive loss	$ (0.05)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OF
COMMON STOCK AND COMMON STOCK
EQUIVALENTS OUTSTANDING	33,121,115	32,808,151	32,374,618	33,112,499	30,607,608

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception
	(March 19, 1999)	For the six months
	to August 31,	ended August 31,
	2002	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,550,463)	$ (104,799)	$ (75,647)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Gain on sale of securities	(469,863)	(69,863)	-
Foreign exchange loss, unrealized	(12,419)	(12,419)	-
Issuance of options	79,320	79,320	-
Depreciation	52,332	-	17,449
Disontinued operations	(846,150)	-
Increase in inventory	(71,180)	(13,475)	-
(Increase) decrease in other assets	(589,649)	(106,621)	1,123
Increase in accounts receivable	(8,138)	-	(4,027)
Increase in stock subscriptions	197,536	197,536	-
Increase in accrued expenses	143,373	46	23,895
Increase (decrease) in accounts payable	122,322	(5,086)	(11,591)

Net cash flows from operating activities	(2,952,979)	(35,361)	(48,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	394,863	69,863	-
Purchase of property and equipment	(208,585)	-	-

Net cash flows from investing activities	186,278	69,863	-

CASH FLOWS FROM FINANCING ACTIVITIES
Discontinued operations	1,000	-	(2,510)
Related party debt	697,556	(43,000)	(500)
Proceeds from notes payable to stockholders	548,191	-	-
Proceeds from notes payable	100,500	-	-
Proceeds from exercise of options	30,000	30,000	-
Issuance of common stock	1,411,416	-	45,900

Net cash flows from financing activities	2,788,663	(13,000)	42,890

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	21,962	21,502	(5,908)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	460	25,632

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 21,962	$ 21,962	$ 19,724

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

Notes to Financial Statements

August 31, 2002

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

2. Stock Compensation

On June 5, 2002, the Company granted 100,000 options under its Incentive Stock Option Plan. Compensation expense recognized for the quarter totaled $17,320. These options were exercised at $0.03 per share on June 5, 2002. The shares were not issued until September 2002; therefore, the consideration of $3,000 is included in stock subscriptions at August 31, 2002.

3. Private Placement

The Company began accepting subscriptions for shares of common stock at $0.10 per share. As of August 31, 2002, the Company had received $194,536 as payment for approximately 1,945,360 shares of common stock. As of the date of this report, no shares have been issued.

4. Distributorship Agreement

The Company has been assigned a sub-distributorship pursuant to a contract between 1357784 Ontario Ltd. ("EPI") and Romlight International ("Romlight"), wherein the Company agrees to purchase from Romlight 25,000 units of a Romlight ballast. The Company has a deposit with EPI totaling approximately $102,000 ($159,200CND) at August 31, 2002 in which approximately $51,000 ($79,200CND) represents payments for the annual purchase commitment.

During the quarter the Company paid approximately $9,600 ($15,000CND) as a downpayment on 500 units of Romlight ballast and funded a $22,400 ($35,000CND) letter of credit to be paid when the 500 units of Romlight ballast are delivered. The Company also paid approximately $19,200 ($30,000CND) as a downpayment on a 600 watt Romlight ballast.

During the quarter the Company took delivery of 150 units of Romlight Ballast valued at $13,475 ($21,000CND).

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

Plan of Operations

The Company remains in the development stage. Its plan of operations for the remainder of the current fiscal year is to continue its efforts to develop a business related to the marketing, distribution and sale of digital electronic ballasts through its wholly-owned Canadian subsidiary, Sunburst Digital, Inc.

The Company has been assigned a sub-distributorship pursuant to a contract between 1357784 Ontario Ltd. ("EPI") and Romlight International, the manufacturer. The ballasts are produced in sizes ranging from 70 watts to 1000 watts, and under the sub-distributorship, the Company is the sole distributor worldwide to the hydroponics industry. Under the terms of this sub-distributorship, the Company has an annual purchase commitment of 100,000 ballasts subject to the ability of the manufacturer to produce and deliver ballasts in a timely fashion. As of the date of this report, the Manufacturer has not been able to deliver quantities requested.

Although potential customers have tested the ballast extensively, the Company cautions that it is a new product. In addition, the price of the ballast is higher than the "core and coil" ballast traditionally used. Therefore, although initial response from the Company's marketing efforts has been encouraging, acceptance of the product may be limited.

During the first quarter, the Company placed an order for purchase of 25,000 1000-watt ballasts and paid an initial deposit to EPI of approximately $65,600. Romlight has not been able to deliver the 1000-watt unit due to production and design difficulties. The delivery schedules prepared for Sunburst have not been kept. Romlight expects to begin delivery of 1000 units per month of the 1000-watt ballast in the first quarter of 2003.

The Company ordered 500 400-watt ballasts on June 8, 2002. A total of 150 of the units have been received. The balance of the order is scheduled for delivery by November 1, 2002. As soon as the entire order has been received, the Company intends to sell all of the units in one transaction to a single purchaser. In the event the additional units are delivered in a timely manner, the Company expects to sell all 500 units in November.

As a result of delivery difficulties encountered with the 1000-watt unit, the Company has placed an order for 5000 600-watt ballasts. This product is proven to be reliable and the design is complete. $20,000US has been advanced as a deposit on this order. A delivery schedule is expected by November 1, 2002. Delivery of units is expected to start in December 2002.

The quality of the product from 70 up to 600 watts has been consistent and has met management's performance expectations. As a result, the Company continues to contact potential customers. Offices are being set up in the UK, Eastern Europe, and Australia. Management is not accepting further deposits from customers until firm delivery schedules are finalized with the manufacturer.

To reduce risk, the Company intends to fund further orders with Romlight via a Letter of Credit to be exercised only when the product has been delivered, rather than making a cash deposit in advance.

The Company is looking at other energy efficient products and has begun negotiating to acquire a power bar, which is designed to reduce power consumption in homes and small businesses. The Company is completing its due diligence concerning the product.

It is currently anticipated that revenue from the sale of the ballasts will begin to be generated in November 2002.

A private placement of 1,945,360 shares at $0.10 has been completed. As of the date of this report, no shares have been issued.

The Company cancelled its agreement with Street Capital. The agreement was previously announced on May 6, 2002. Of the $40,000US advanced, $5,000US has been refunded.

The Company plans to use its cash on hand and the sale of product to pay on-going expenses related to compliance with reporting obligations under the Securities Exchange Act of 1934. However, there is no assurance that these funds will be sufficient to satisfy the Company's cash needs. Therefore, the Company is also continuing to seek further funding for working capital and for other business opportunities.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During the second quarter, the Company completed a private offering of a total of 1,945,360 shares at a price of $0.10 per share. All of the shares were sold to persons who are "accredited investors" as that term is defined in Regulation D u nder the Securities Act of 1933, and/or to persons who are non-U.S. persons as defined in Regulation S under the Securities Act of 1933. The shares were sold by the Company through its officers and directors, and no underwriting discounts or commissions were paid.

The total offering price of the securities sold was $194,536. The securities were sold in reliance upon exemptions from registration provided by Regulation S, Rule 505 of Regulation D, and Section 3(b) under the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed herewith:

99.1 CEO CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

99.2 CEO CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(b) No reports on Form 8-K were filed by the Company for the quarter ended August 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ TERRY FIELDS

Terry Fields, President and Director

By: /S/ KELLY ZASTOWNY

Kelly Zastowny, Director

Date: October 15, 2002

Exhibit 99.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry Fields, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sunburst Acquisitions IV, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002	/S/ TERRY FIELDS President and Director

Exhibit 99.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kelly Zastowny, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sunburst Acquisitions IV, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002	/S/ KELLY ZASTOWNY Director