Form 10QSB
period 2002-11-30
SUNBURST ACQUISITIONS IV INC
filed 2003-01-16
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2002.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

SUNBURST ACQUISITIONS IV, INC.

(Name of small business in its charter)

Colorado	0-23561	84-1431797
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

103 - 20120 64th Avenue Langley, B.C., Canada	V2Y 1M8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (604) 533-9301

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,457,597 as of November 30, 2002.

Transitional Small Business Disclosure Format (Check one):

Yes ____ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending November 30, 2002 follow.

SUNBURST ACQUISITIONS IV, INC. and SUBSIDIARY

FINANCIAL STATEMENTS

Quarter ended November 30, 2002

INDEX TO FINANCIAL STATEMENTS:

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

BALANCE SHEET

November 30, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 14,629
Investment	22,353
Accounts Receivable	41,849
Notes receivable	75,000
Other current assets	14,573

Total current assets	168,404

OTHER ASSETS
Deposits	83,152

TOTAL ASSETS	$ 251,556

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 17,234
Accrued interest	10,149
Notes payable - related parties	28,500

Total current liabilities	55,883

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 20,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 200,000,000 shares
authorized; 35,457,597 shares issued and outstanding	1,701,843
Additional paid-in capital	48,320
Deficit accumulated during the development stage	(1,541,496)
Foreign exchange loss, unrealized	(12,994)

195,673

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 251,556

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(March 19, 1999)	For the nine months		For the three months
	to November 30,	ended November 30,		ended November 30,
	2002	2002	2001	2002	2001

REVENUES	$ 250,779	$ 42,544	$ -	$ 42,544	$ -

EXPENSES
Cost of goods sold	27,526	27,526	-	27,526	-
Selling, general and administrative	975,813	177,027	69,802	4,911	44,165

Total expenses	1,003,339	204,553	69,802	32,437	44,165

NET OPERATING INCOME (LOSS)	(752,560)	(162,009)	(69,802)	10,107	(44,165)

OTHER INCOME AND EXPENSE
Interest expense	(37,578)	(3,686)	(4,588)	(1,140)	(1,518)
Gain on sale of securities	469,863	69,863	-	-	-

NET INCOME (LOSS) FROM
CONTINUING OPERATIONS	(320,275)	(95,832)	(74,390)	8,967	(45,683)

DISCONTINUED OPERATIONS:
Loss from operations of Hollywoodbroadcasting.com
disposed of (net of income taxes of $0)	(2,066,371)	-	(46,940)	-	-
Gain on disposition of discontinued operations (net of income taxes of $0)	845,150	-	845,150	-	845,150

NET INCOME (LOSS)	(1,541,496)	(95,832)	723,820	8,967	799,467

Accumulated deficit
Balance, beginning of period	-	(1,445,664)	(2,167,014)	(1,550,463)	(2,242,661)

Balance, end of period	$ (1,541,496)	$ (1,541,496)	$ (1,443,194)	$ (1,541,496)	$ (1,443,194)

NET INCOME (LOSS) PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

Other comprehensive income
Unrealized foreign exchange loss	$ (12,994)	$ (12,994)	$ -	$ (575)	$ -

OTHER COMPREHENSIVE INCOME	$ (12,994)	$ (12,994)	$ -	$ (575)	$ -

TOTAL COMPREHENSIVE INCOME (LOSS)	$ (1,554,490)	$ (108,826)	$ 723,820	$ 8,392	$ 799,467

TOTAL COMPREHENSIVE INCOME (LOSS) PER SHARE
Income (loss) from continuing operations	$ (0.01)	$ -	$ -	$ -	$ -
Loss from discontinued operations	(0.06)	-	-	-	-
Gain on disposal of discontinued operations	0.03	-	0.03	-	0.03
Other comprehensive income	-	-	-	-	-

Total comprehensive income (loss)	$ (0.05)	$ (0.00)	$ 0.02	$ 0.00	$ 0.03

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK
EQUIVALENTS OUTSTANDING	33,212,293	33,360,015	32,206,172	34,475,872	31,865,577

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception
	(March 19, 1999)	For the nine months
	to November 30,	ended November 30,
	2002	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,541,496)	$ (95,832)	$ 723,820
Adjustments to reconcile
net income (loss) to net cash flows
from operating activities:
Gain on sale of securities	(469,863)	(69,863)	-
Foreign exchange loss, unrealized	(12,994)	(12,994)	-
Issuance of options	79,320	79,320	-
Depreciation	52,332	-	17,449
Discontinued operations	(846,150)	-	-
Increase in inventory	(57,705)	-	-
Increase in other assets	(572,982)	(89,954)	(386)
Increase in accounts receivable	(49,987)	(41,849)	(5,836)
Increase in accrued expenses	144,512	1,185	25,413
Increase (decrease) in accounts payable	136,128	8,720	(3,993)

Net cash flows from operating activities	(3,138,885)	(221,267)	756,467

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	(22,353)	(22,353)	-
Proceeds from sale of securities	394,863	69,863	-
Purchase of property and equipment	(208,585)	-	-

Net cash flows from investing activities	163,925	47,510	-

CASH FLOWS FROM FINANCING ACTIVITIES
Discontinued operations	-	-	(846,150)
Proceeds of sale of discontinued operations	1,000	-	1,000
Related party debt	691,056	(49,500)	(500)
Proceeds from notes payable to stockholders	548,191	-	-
Proceeds from notes payable	100,500	-	-
Proceeds from exercise of options	33,000	33,000	-
Issuance of common stock	1,615,842	204,426	66,300

Net cash flows from financing activities	2,989,589	187,926	(779,350)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	14,629	14,169	(22,883)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	460	25,632

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 14,629	$ 14,629	$ 2,749

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

Notes to Financial Statements

November 30, 2002

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

2. Stock Compensation

On June 5, 2002, the Company granted 100,000 options under its Incentive Stock Option Plan. Compensation expense was recognized during that quarter totaling $17,320. These options were exercised at $0.03 per share on June 5, 2002. The shares related to these options were issued in the current quarter.

3. Private Placement

The Company began accepting subscriptions for shares of common stock at $0.10 per share. In the previous quarter, the Company had received $194,536 as payment for approximately 1,945,360 shares of common stock. No stock had been issued in the previous quarter. In the current quarter, the Company received $7,974 as payment for 79,738 shares of common stock. The Company also issued 220,000 shares of common stock in exchange for converting debt in the amount of $22,000. As of this quarter, all 2,245,098 shares of common stock have been issued.

4. Distributorship Agreement

The Company has been assigned a sub-distributorship pursuant to a contract between 1357784 Ontario Ltd. ("EPI") and Romlight International ("Romlight"), wherein the Company agrees to purchase from Romlight 25,000 units of a Romlight ballast. The Company has a deposit with EPI totaling approximately $83,000 ($130,200CND) at November 30, 2002 in which approximately $51,000 ($79,200CND) represents payments for the annual purchase commitment.

During the previous quarter, the Company paid approximately $9,600 ($15,000CND) as a downpayment on 500 units of Romlight ballast and funded a $22,400 ($35,000CND) letter of credit to be paid when the 500 units of Romlight ballast are delivered. The Company also paid approximately $19,200 ($30,000CND) as a downpayment on a 600 watt Romlight ballast.

During the previous quarter, the Company took delivery of 150 units of Romlight Ballast valued at $13,475 ($21,000CND).

During the current quarter, the Company sold ballast and recorded revenue and a receivable.

Subsequent to the end of the current quarter, the Company took delivery of the remaining 350 units of Romlight Ballast valued at $31,294 ($49,000CND).

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

Plan of Operations

The Company remains in the development stage. Its plan of operations for the remainder of the current fiscal year is to continue its efforts to develop a business related to the marketing, distribution and sale of digital electronic ballasts through its wholly owned Canadian subsidiary, Sunburst Digital, Inc.

The Company has been assigned a sub-distributorship pursuant to a contract between 1357784 Ontario Ltd. ("EPI") and Romlight International, the manufacturer. The ballasts are produced in sizes ranging from 70 watts to 1000 watts, and under the sub-distributorship, the Company is the sole distributor worldwide to the hydroponics industry. Under the terms of this sub-distributorship, the company has an annual purchase commitment of 100,000 ballasts subject to the ability of the manufacturer to produce and deliver ballasts in a timely fashion. Romlight has not been able to deliver the product, and as a result, the agreement is being re-negotiated by mutual agreement. A total of 150 40-watt ballasts were delivered to the Company prior to the end of the quarter, and the remaining 350 400-watt ballasts were delivered after the end of the quarter. The 150 units delivered during the quarter were sold by the Company during the quarter, thereby generating revenue of approximately $42,000. The Company believes that it will complete the sale of the remaining 350 units on or before February 15, 2003.

During the first quarter, the company placed an order for purchase of 25,000 1000-watt ballasts and paid an initial deposit to EPI of approximately $65,600. Romlight has not been able to deliver the 1000-watt unit due to production and design difficulties. The delivery schedules prepared for Sunburst have not been kept. As a result of delivery difficulties encountered with the 1000-watt unit, the Company has placed an order for 5000 600-watt ballasts. This product is proven to be reliable and the design is complete. $20,000 US has been advanced as a deposit on this order. Delivery is expected to start March 16, 2003, and be completed by June of 2003. The Company expects gross sales of $650,000 from the sale of 5000 units.

The agreement and payment schedule for the 600-watt ballast is currently being re-negotiated. It is expected that the funds advanced to date will remain as a deposit on the last 1000 units of the 5000 unit order. Management believes that the units can be sold and funds collected by the Company immediately upon delivery of the product. Therefore, the Company plans to pay for purchase of the ballasts within 10 days after delivery, using funds generated from sale of the units. As a result the Company will not require additional funds prior to receiving delivery of the order.

The Company continues to test all sizes of the ballast and, as part of its marketing efforts, has introduced the electronic ballast to a number of potential users. Management cautions that it is a new product and acceptance may be limited.

The quality of the product from 70 up to 600 watts has been consistent and has met management's performance expectations. As a result, the Company continues to contact potential customers. Offices have been set up in the UK and Eastern Europe, and Australia is being considered.

To reduce risk, the Company intends to fund further orders with Romlight via a Letter of Credit to be exercised only when the product has been delivered, rather than making a cash deposit in advance. Romlight has agreed to apply the $65,600US deposit, which was advanced for the 1000-watt order to the new 5000 600-watt order.

The Company continues to evaluate other energy-efficient products that could be marketed to the hydroponic industry.

During the second quarter, the Company sold a total of 1,945,360 shares at $0.10 per share in a private placement offering through which the Company received gross offering proceeds of $194,536. In the third quarter, the Company sold an additional 79,738 shares in its private offering and received additional gross offering proceeds of $7,974. It also issued 220,000 shares at $0.10 per share in satisfaction of debt. The shares for all of these transactions were issued in the third quarter. As a result, a total of 2,245,098 new shares were issued during the third quarter, increasing the number of issued and outstanding shares to 35,457,597. The Company had cash on hand of $14,629 as of November 30, 2002.

The Company plans to use its cash on hand and revenues from product sales to pay on-going expenses related to compliance with its reporting obligations under the Securities Exchange Act of 1934. However, there is no assurance that these funds will be sufficient to satisfy the Company's cash needs. Therefore, the Company is also continuing to seek further funding for working capital and for other business opportunities.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During the second quarter, the Company sold a total of 1,945,360 shares at a price of $0.10 per share in a private offering. The gross offering proceeds from shares sold during the second quarter was $194,536.

During the third quarter, the Company continued its private placement offering and sold an additional 79,738 shares at a price of $0.10 per share. As a result, during the third quarter, the Company received additional gross offering proceeds of $7,974.

All of the shares offered and sold for cash in both the second and third quarters were sold to persons who are "accredited investors" as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, and/or to persons who are non-U.S. persons as defined in Regulation S under the Securities Act of 1933. The shares were offered and sold by the Company, through its officers and directors, and no underwriting discounts or commissions were paid.

The shares were offered and sold in reliance upon exemptions from registration provided by Regulation S, Rule 505 of Regulation D and/or Section 3(b) under the Securities Act of 1933. The shares were offered and sold in a private offering, without any general advertisement or solicitation, and the Company received a signed subscription agreement from each subscriber which includes representations indicating that the subscriber is an "accredited investor," that the subscriber is purchasing the shares for investment and not with a view to distribution or resale, that the certificate(s) representing the shares will contain a restrictive legend indicating that the shares represented thereby are "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933, and that the subscriber has received all information and documents requested for purposes of evaluating the merits and risks of the investment.

In addition to selling shares for cash, in the third quarter the Company also issued a total of 220,000 shares at a price of $0.10 per share in satisfaction of $22,000 of debt. These shares were issued to a total of 3 persons in reliance upon exemptions from registration provided by Regulation S, Rule 505 of Regulation D and/or Section 3(b) under the Securities Act of 1933. The Company received a signed subscription agreement from each of the persons who received shares in satisfaction of debt. These subscription agreements include representations indicating that the subscriber is an "accredited investor," that the subscriber is acquiring the shares for investment and not with a view to distribution or resale, that the certificate(s) representing the shares will contain a restrictive legend indicating that the shares represented thereby are "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933, and that the subscriber has received all information and documents requested for purposes of evaluating the merits and risks of the investment.

The share certificates for all of the foregoing transactions were issued during the third quarter. As a result, a total of 2,245,098 new shares were issued during the third quarter as a result of private placement transactions completed during either the second or third quarters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed herewith:

99.1 CEO CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

99.2 CEO CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(b) No reports on Form 8-K were filed by the Company for the quarter ended November 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ TERRY FIELDS

Terry Fields, President and Director

By: /S/ KELLY ZASTOWNY

Kelly Zastowny, Director

Date: January 14, 2003

Exhibit 99.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry Fields, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Sunburst Acquisitions IV, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003	/S/ TERRY FIELDS President and Director

Exhibit 99.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kelly Zastowny, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Sunburst Acquisitions IV, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003	/S/ KELLY ZASTOWNY Director