Form 10KSB
period 2003-02-28
SUNBURST ACQUISITIONS IV INC
filed 2003-06-11
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X__Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 2003.

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

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

State issuer's revenue for its most recent fiscal year: $ 24,850.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $1,537,032 as of May 30, 2003.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,457,597 as of May 28, 2003.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

We were incorporated under the laws of the State of Colorado on August 27, 1997. We were formed to seek out and acquire business opportunities. In accordance with our business plan, we have engaged in two separate acquisition transactions which are described below. However, neither of these transactions has resulted in the acquisition of a viable operating business. As a result, as of the end of its fiscal year ending February 28, 2003, we remain in the development stage.

Rather than continuing our efforts to seek out and acquire a business opportunity, during the fiscal year ending February 28, 2003, we changed our focus. We elected to direct our efforts toward development of a business related to the marketing, distribution and sale of digital electronic ballasts, through our wholly-owned Canadian subsidiary, Sunburst Digital, Inc.

Prior Acquisitions

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

Current Business Activities

On February 27, 2002, we were assigned a sub-distributorship pursuant to a contract between 1357784 Ontario Ltd ("EPI") and Romlight International, Inc., a company based in Toronto, Ontario Canada. Pursuant to the sub-distributorship agreement, we became the exclusive worldwide distributor to the hydroponics industry of a digital electronic lighting ballast.

Romlight developed the ballast and is also currently the sole manufacturer. The Romlight product is a digital electronic ballast which may be produced in various sizes ranging from 70 watts to 1,000 watts, and which is designed to replace the traditional core and coil ballasts required to drive various types of lamp systems including High Density Discharge (HID) and Fluorescent lighting. At the core of the Romlight ballast system in the application and use of microprocessor technology and related component software.

The technology gives the ballast a number of unique features. It is a compact, modular and lightweight design which is intended to be easy to install. The light burns brighter and longer as compared to other traditional types of ballasts, it does not produce heat and it is able to be controlled by a dimmer. In addition, various test results of which we have been advised claim to demonstrate that the ballast can result in significant energy savings (ranging between 20-50%) as compared to traditional core and coil ballasts.

Although our sub-distributorship agreement with EPI was in place throughout the fiscal year and includes an annual purchase commitment of 100,000 units, our operating activities during the year were limited because of difficulties in obtaining delivery of finished product from the manufacturer. During the fiscal year ending February 28, 2003, we took delivery of a total of 500 400-watt ballasts. All of these ballasts have been sold and partial payments have been received subsequent to the end of the fiscal year generating gross revenues of approximately $75,000.

Subsequent to the end of the fiscal year, both the contract between EPI and Romlight International and our sub-distributorship agreement were cancelled. However, on April 2, 2003, our wholly-owned subsidiary, Sunburst Digital, Inc., signed an agreement directly with Romlight containing terms and conditions substantially identical to the terms of the sub-distributorship agreement. This new agreement includes an annual purchase commitment of 100,000 units which will become applicable as soon as Romlight is able to resolve its production difficulties and commit itself to a reliable delivery schedule for completed ballasts.

As a result of delivery difficulties with the 1000-watt ballasts, during the third quarter of the fiscal year, our initial order of 25,000 1,000-watt ballasts we renegotiated, and the initial order was reduced. We currently have an order pending with Romlight for purchase of 5,000 600-watt ballasts. This product is proven to be reliable and the design is complete. We have been advised by the manufacturer that delivery of this order will be completed before the end of the second quarter of the current fiscal year.

The agreement and payment schedule for the 600-watt ballast is currently being re-negotiated. Pursuant to the agreement signed by our subsidiary, all deposits which we had previously paid to EPI were transferred to Romlight and it is expected that these funds will remain as a deposit on the last 1000 units of the 5000 unit order. Management believes that we will be able to sell the units and collect payment immediately upon delivery of the product. Therefore, we plan to pay to pay for purchase of the ballasts within 10 days after delivery, using funds generated from sale of the units.

We plan to market and distribute the units through independent sales representatives who will be compensated through payment of commissions. Our contract with the manufacturer gives us exclusive rights to market the ballasts in British Columbia, Canada, and the exclusive rights to market the products on a worldwide basis to the hydroponics industry. It is anticipated that initial marketing efforts will be directed primarily toward the hydroponics industry.

Administrative Offices

The Company currently maintains a mailing address at 6279 - 202nd Street, Langley, BC V2Y 1N1. Its telephone number at that address is (604) 533-9572. The Company pays no rent or other fees for the use of this mailing address.

Employees

We currently have no employees and have no current plans to hire employees. Instead, we rely on members of management to handle all matters related to business development and business operations.

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

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and, as of the end of its fiscal year ending February 28, 2003, no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended February 28, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is currently traded on the Over the Counter, Bulletin Board under the symbol "SBAQ." The following table sets forth the Company's high and low closing prices for the Company's common stock as reported on the Bulletin Board for the periods indicated.

Fiscal Year 2001	High	Low
First Quarter	$0.15	$0.04
Second Quarter	$0.11	$0.04
Third Quarter	$0.09	$0.035
Fourth Quarter	$0.12	$0.035

Fiscal Year 2002	High	Low
First Quarter	$0.32	$0.06
Second Quarter	$0.29	$0.17
Third Quarter	$0.05	$0.031
Fourth Quarter	$0.065	$0.035

The closing bid price of the Company's common stock as reported on the Over the Counter, Bulletin Board on May 30, 2003, was $0.07 per share. The prices presented are bid prices which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

As of May 30, 2002, there were approximately 202 stockholders of record of the Company's common stock.

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

Liquidity and Capital Resources

We remain in the development stage. Since inception we have undergone two unsuccessful business combinations which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the development stage. As of February 28, 2003, we have total current assets of $56,426 and total current liabilities of $46,039.

During fiscal 2002, we sold a total of 2,025,098 shares at $0.10 per share in a private placement offering through which we received gross offering proceeds of $202,510. We also issued 220,000 shares at $0.10 per share in satisfaction of debt. The shares for all of these transactions were issued in the third quarter. As a result, a total of 2,245,098 new shares were issued during the year, increasing the number of issued and outstanding shares to 35,457,597. We had cash on hand of $9,577 as of February 28, 2003.

We plan to use our cash on hand and revenues from product sales to pay on-going expenses related to compliance with our reporting obligations under the Securities Exchange Act of 1934. We currently believe that we will be able to sell ballasts and collect payment from purchasers immediately upon delivery of the product. Therefore, we plan to pay to pay for purchase of the ballasts within 10 days after delivery, using funds generated from sale of the units. If we begin receiving regular deliveries of units from the manufacturer and are able to implement this plan, our current cash on hand combined with revenues from product sales will be adequate to satisfy our cash needs for the next twelve months. However, sine there is no assurance that these funds will be sufficient to satisfy our cash needs, we also intend to continue to seek additional funding for working capital needs.

Plan of Operations

We remain in the development stage. Our plan of operations for the fiscal year of 2003 is to continue our efforts to develop a business related to the marketing, distribution and sale of digital electronic ballasts through our wholly owned Canadian subsidiary, Sunburst Digital, Inc.

At the beginning of the previous fiscal year, we had had signed a sub-distributorship agreement with 1357784 Ontario Ltd ("EPI") pursuant to a contract between EPI and Romlight International, the manufacturer. However, both the contract between EPI and Romlight, and the sub-distributorship agreement have now been cancelled. Our subsidiary, Sunburst Digital, Inc. signed a agreement directly with Romlight on April 2, 2003. The terms and conditions of the new agreement are the same as those contained in our original agreement with EPI, and under the new agreement all deposits that we had previously paid to EPI have been forwarded to Romlight.

Also, under the terms of the new agreement with Romlight, we have an annual purchase commitment of 100,000 ballasts. However, this commitment is subject to the ability of the manufacturer to produce and deliver ballasts in a timely fashion because during the previous fiscal year, Romlight was not able to deliver the product. Under the new contract, our purchase annual purchase commitment will not commence until the first 5,000 ballasts have been received.

We have taken delivery of 500 400-watt ballasts, which have been sold. Partial payments have been received subsequent to the end of the prior fiscal year, thereby generating revenue of approximately $75,000.

An initial order of 25,000 1000-watt ballasts was place 1 year ago. Romlight was not able to complete the delivery of these units and, as a result, under the new agreement the initial order has been reduced to 5000 600-watt ballasts. Our cash deposit for purchase of these units has been increased to $87,500. Samples, and the first 200 units of our order for purchase of 5,000 units have been received. They are being checked for quality by the company before shipping to customers.

A definitive production schedule is expected from Romlight during early June, 2003. They have indicated that a ramp up of production is expected in June and we have been informed that the 5,000-unit order is expected to be completed by the end of August 2003. We currently expect to receive gross revenues of approximately $750,000 from the sale of 5,000 units.

We continue to test all sizes of the ballast and, as part of our marketing efforts, have made arrangements to have the electronic ballast introduced to a number of potential users. We caution, however, that the ballasts are a new product and that acceptance may be limited.

We believe that the quality of the product from 70 up to 600-watts is becoming more consistent, but do not intend to ship it to purchasers unless we are satisfied that it meets our performance expectations. We are continuing to initiate efforts to contact potential customers, and for that purpose, offices have been setup in the UK and in Eastern Europe.

We are also evaluating other energy-efficient products which have the potential to be marketed to the hydroponics industry.

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS

Index to Financial Statements - February 28, 2003

Report of Independent Accountants

Balance Sheet

Statements of Operations

Statements of Cash Flows

Statement of Stockholders' Equity

Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of

Sunburst Acquisitions IV, Inc.

We have audited the accompanying balance sheet of Sunburst Acquisitions IV, Inc. (a development stage company) as of February 28, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year ended February 28, 2003, for the year ended February 28, 2002, and for the period from inception (August 27, 1997) to February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisitions IV, Inc. as of February 28, 2003, and the results of its operations and cash flows for the year ended February 28, 2003, for the year ended February 28, 2002, and for the period from inception (August 27, 1997) to February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has sustained operating losses since its inception and has deficits in working capital and equity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters, which include a private placement of securities, are also described in Note 6. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Denver, Colorado May 27, 2003	Comiskey & Co. PROFESSIONAL CORPORATION
Certified Public Accountants & Consultants 789 Sherman Street, Suite 440, Denver, CO 80203

Sunburst Acquisitions IV, Inc. and Subsidiary

(a Development Stage Company)

BALANCE SHEET

February 28, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 9,577
Inventory	22,245
Accounts receivable, net allowance for doubtful account of $13,360	21,244
Notes receivable, net allowance for doubtful account of $75,000	-
Other current assets	3,360

Total current assets	56,426

OTHER ASSETS
Deposits	87,500

TOTAL ASSETS	$ 143,926

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 6,264
Accrued interest	11,275
Notes payable - related parties	28,500

Total current liabilities	46,039

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 20,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 200,000,000 shares
authorized; 35,457,597 shares issued and outstanding	1,701,843
Additional paid-in capital from stock options	48,320
Deficit accumulated during the development stage	(1,646,466)
Accumulated other comprehensive loss	(5,810)

97,887

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 143,926

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(a Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(August 27, 1997)	For the year
	to February 28,	ended February 28,
	2003	2003	2002

REVENUES	$ 232,815	$ 24,580	$ -

EXPENSES
Cost of goods sold	16,639	16,639	-
Selling, general and administrative	1,072,581	273,795	70,770

Total expenses	1,089,220	290,434	70,770

NET OPERATING LOSS	(856,405)	(265,854)	(70,770)

OTHER INCOME AND EXPENSE
Interest expense	(38,703)	(4,811)	(6,090)
Gain on sale of securities	469,863	69,863	-

NET LOSS FROM CONTINUING OPERATIONS	(425,245)	(200,802)	(76,860)

DISCONTINUED OPERATIONS
Loss from operations of HollywoodBroadcasting.com
disposed of (net of income taxes of $0)	(2,066,371)	-	(46,940)
Gain on disposition of discontinued operations (net of income taxes of $0)	845,150	-	845,150

NET INCOME (LOSS)	(1,646,466)	(200,802)	721,350

Accumulated deficit
Balance, beginning of period	-	(1,445,664)	(2,167,014)

Balance, end of period	$ (1,646,466)	$ (1,646,466)	$ (1,445,664)

NET LOSS PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)

Other comprehensive loss
Unrealized foreign exchange loss	$ (5,810)	$ (5,810)	$ -

OTHER COMPREHENSIVE LOSS	$ (5,810)	$ (5,810)	$ -

TOTAL COMPREHENSIVE INCOME (LOSS)	$ (1,652,276)	$ (206,612)	$ 721,350

TOTAL COMPREHENSIVE INCOME (LOSS) PER SHARE
Loss from continuing operations	$ (0.01)	$ (0.01)	$ -
Loss from discontinued operations	(0.06)	-	-
Gain on disposal of discontinued operations	0.03	-	0.03
Other comprehensive income	-	-	-

Total comprehensive income (loss)	$ (0.05)	$ (0.01)	$ 0.02

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
AND COMMON STOCK EQUIVALENTS OUTSTANDING	33,352,438	33,877,227	32,183,073

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception
	(August 27, 1997)	For the year
	to February 28,	ended February 28,
	2003	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,646,466)	$ (200,802)	$ 721,350
Adjustments to reconcile
net income (loss) to net cash flows
from operating activities:
Gain on sale of securities	(469,863)	(69,863)	-
Foreign exchange loss, unrealized	(5,810)	(5,810)	-
Issuance of options	79,320	79,320	-
Depreciation	52,332	-	17,449
Allowance for doubtful accounts	88,360	88,360	-
Discontinued operations	(846,150)	-	(846,150)
Increase in inventory	(79,950)	(22,245)	-
Increase in other assets	(566,117)	(83,089)	(386)
Increase in accounts receivable	(42,742)	(34,604)	(7,771)
Increase in accrued expenses	145,638	2,311	26,915
Increase (decrease) in accounts payable	125,158	(2,250)	(3,379)

Net cash flows from operating activities	(3,166,290)	(248,672)	(91,972)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	(22,353)	(22,353)	-
Maturity of investment	22,353	22,353	-
Proceeds from sale of securities	394,863	69,863	-
Purchase of property and equipment	(208,585)	-	-

Net cash flows from investing activities	186,278	69,863	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of sale of discontinued operations	1,000	-	1,000
Related party debt	691,056	(49,500)	(500)
Proceeds from notes payable to stockholders	548,191	-	-
Proceeds from notes payable	100,500	-	-
Proceeds from exercise of options	33,000	33,000	-
Issuance of common stock	1,615,842	204,426	66,300

Net cash flows from financing activities	2,989,589	187,926	66,800

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	9,577	9,117	(25,172)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	460	25,632

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 9,577	$ 9,577	$ 460

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc.

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				accumulated		Total
	Common stock		Additional	during the	Other	stockholders'
	Number of		paid-in	development	Comprehensive	equity
	shares	Amount	capital	stage	Loss	(deficit)
Common stock issued for cash:
April 1999	15,000,000	$ 15,000	$ -	$ -	$ -	$ 15,000
May 1999	15,000,000	15,000	-	-	-	15,000
July 1999	2,500,000	2,500	22,500	-	-	25,000
August 1999	1,500,000	1,500	13,500	-	-	15,000
September 1999	136,667	137	81,863	-	-	82,000
October 1999	100,000	100	59,900	-	-	60,000
November 1999	376,667	377	225,623	-	-	226,000
December 1999	546,667	547	327,453	-	-	328,000
January 2000	521,667	522	312,478	-	-	313,000
February 2000	150,000	150	89,850	-	-	90,000
					-
Net loss for the period ended					-
February 29, 2000	-	-	-	(536,237)	-	(536,237)

Balance, February 29, 2000	35,831,668	35,833	1,133,167	(536,237)	-	632,763

Recapitalization of
HollywoodBroadcasting.com
December 4, 2000	9,070,831	1,309,283	(1,133,167)	-	-	176,116

Net loss for the year ended
February 28, 2001	-	-	-	(1,630,777)	-	(1,630,777)

Balance, February 28, 2001	44,902,499	1,345,116	-	(2,167,014)	-	(821,898)

Cancellation of shares:
December 4, 2000	(15,000,000)	-	-	-	-	-

Common stock issued for cash:
June 2001	235,000	7,050	-	-	-	7,050
July 2001	945,000	28,351	-	-	-	28,351
August 2001	350,000	10,500	-	-	-	10,500
September 2001	350,000	10,500	-	-	-	10,500
October 2001	330,000	9,900	-	-	-	9,900

Net gain for the year ended
February 28, 2002	-	-	-	721,350	-	721,350

Balance, February 28, 2002	32,112,499	1,411,417	-	(1,445,664)	-	(34,247)

Common stock issued for cash:
April 2002	1,000,000	30,000	-	-	-	30,000
September 2002	1,082,098	110,126	-	-	-	110,126
November 2002	943,000	94,300	-	-	-	94,300

Common stock issued in exchange of debt:
September 2002	220,000	22,000	-	-	-	22,000

Options issued:
March 2002	-	31,000	31,000	-	-	62,000
June 2002	-	-	17,320	-	-	17,320

Options excercised:
September 2002	100,000	3,000	-	-	-	3,000

Foreign exchange translation adjustment	-	-	-	-	(5,810)	(5,810)

Net loss for the year ended
February 28, 2003	-	-	-	(200,802)	-	(200,802)

Balance, February 28, 2003	35,457,597	$ 1,701,843	$ 48,320	$ (1,646,466)	$ (5,810)	97,887

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc.

(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2003

1. Summary of Significant Accounting Policies

Development Stage Activities and Basis of Presentation

Sunburst Acquisitions IV, Inc. (a development stage company) (the "Company") was formed to seek out and acquire business opportunities. In August 1999, the Company invested $1,000,000 in Prologic Management Systems, Inc., an Arizona corporation in the software industry, in anticipation of a business combination with that company. The agreement to acquire Prologic was terminated prior to its consummation, and the Company charged off the investment to operations in March 2000. Since that time, the Company has entered into an agreement with Prologic to recover a portion of its investment and, to date, has received $325,000 in funds related thereto. (See Note 5).

In December 2000, the Company acquired all of the issued and outstanding common stock of HollywoodBroadcasting.com ("HBC") in exchange for 35,831,668 shares of the Company's stock in a transaction accounted for as a recapitalization of HBC. HBC was incorporated under the laws of the State of Nevada on March 19, 1999. It was created to provide live, daily, interactive programming for the internet. On September 28, 2001, the Company completed the sale of its wholly owned subsidiary HollywoodBroadcasting.com for $1,000 in cash. (See Note 8).

On February 27, 2002, the Company signed an agreement with 1357784 Ontario Ltd. ("EPI") to distribute 1000-watt ballasts. On January 23, 2003, the Company terminated its agreement with EPI and began an agreement with Romlight International, Inc. ("Romlight"), the manufacturer of the ballasts. (See Note 7). During the recent fiscal year, the Company has begun to receive ballasts under this agreement.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived only minimal revenues from its activities to date.

Accounting Method

The Company records income and expenses on the accrual method.

Fiscal Year

The fiscal year of the Company is February 28.

Principles of Consolidation

The accompanying financial statements include all of the accounts and activity of Sunburst Acquisitions IV, Inc., and its wholly-owned subsidiary, Sunburst Digital. All intercompany transactions have been eliminated in consolidation.

Accounts Receivable

The Company writes off accounts receivable as bad debts when they are determined to be uncollectible. Based on the Company's experience, this practice approximates treatment under GAAP. For certain notes and interest receivables, an allowance has been recorded to reflect the fair value of the assets.

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

Inventory

Inventory consists of ballasts. Inventory is stated at average cost.

Advertising Costs

Costs associated with advertising are expensed in the year incurred.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Loss per Share

Loss per share has been calculated based upon the weighted average shares outstanding.

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The Company has implemented FAS 144 for this fiscal year. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

No impairment was recorded in the fiscal year ending February 28, 2003.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items

SFAS No. 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period ended February 28, 2003, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock-Based Compensation

SFAS No. 123 - Accounting for Stock-Based Compensation allows companies to choose whether to account for stock-based compensation under the method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25") or use the fair value method described in SFAS No. 123. For purposes of options granted to employees, the Company continues to follow the accounting measurement provisions of APB 25 and implements the disclosure provisions of SFAS No. 123.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 -Accounting for Income Taxes. Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

2. Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of preferred stock. The Company's Board of Directors is authorized to divide the preferred stock into series, and with respect to each series, to determine the preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, and the number of shares constituting the series and the designations of such series. The Board of Directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting rights of the holders of common stock which issuance could have certain anti-takeover effects.

3. Related Party Transactions

As of February 28, 2003, the Company had notes payable to related entities in the amount of $28,500. Interest on these notes has been imputed at a rate of 6.09% and totaled $11,275 cumulatively at February 28, 2003.

4. Income Taxes

A deferred tax asset of $247,882 at February 28, 2003 relates to net operating losses and deductible temporary differences due to development stage costs. Management does not consider it likely that the deferred tax asset will be realized. Therefore, a full valuation allowance has been established against the deferred tax asset. The net operating losses will begin to expire in 2020.

5. Investment in Prologic Management Systems, Inc.

On February 16, 2001, the Company completed the sale of 2,859,972 shares of stock in Prologic Management Systems, Inc., an Arizona corporation ("Prologic"), to Prologic, or its designees, for a total sales price of $400,000, or approximately $0.1399 per share. The sale was completed pursuant to the terms of a Settlement Agreement and Release, dated January 26, 2001. This investment had been charged to operations in August 2000 by the Company.

The sales price was paid $325,000 in cash at closing and $75,000 through Prologic's execution of a promissory note. The promissory note bears interest at the rate of 10% per annum and requires payments of $25,000 each on both the principal and interest, as of April 12, 2001, July 12, 2001, and October 12, 2001. No payments have been made to date. The Company does not expect to receive payment from Prologic. In the current fiscal year, the Company accrued an allowance for doubtful accounts covering the $75,000 note and the corresponding interest in the amount of $13,360 to bad debt expense.

As of February 28, 2003, the Company still owns 600,000 shares of the common stock of Prologic Management Systems, Inc. Their stock trades as "over the counter - big board" under the symbol PRLO. On February 28, 2003, PRLO closed trading at $0.27 per share. The investment in PRLO was written down to zero in a previous year and, consequently, the amount is not included on the balance sheet.

6. Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has limited operating history and will need to raise additional capital to fund its planned operations. It has current assets of $56,426 and current liabilities totaling $46,039 resulting in a current ratio of 1.22 as of February 28, 2003. The Company intends to reduce operating losses through increased revenue by the selling of ballasts, as well as curtailing or deferring administrative costs to the fullest extent possible. In addition, the Company is conducting a private placement, (see note 10).

7. Distribution Agreement

On February 27, 2002, the Company signed a distribution agreement with EPI. EPI has a distribution agreement with Romlight, with offices at Stevmar House, Rockley, Christ Church Barbados, West Indies. Under this agreement, Sunburst Acquisitions IV, Inc. will be the sole sub-distributor for the length of the contract.

The distribution agreement between Romlight and EPI was signed October 5, 2000. The initial purchase for the first year was 20,000 units of a Romlight ballast. Romlight was not able to supply the ballasts in 2001 and, therefore, the contract took effect in 2002 when Romlight could produce and deliver the ballasts. During the current fiscal year, the Company took delivery of 500 ballasts valued at approximately $45,000 ($70,000CND). On January 23, 2003, the Company terminated its agreement with EPI and began an agreement with Romlight, the manufacturer of the ballasts. During the recent fiscal year, the Company has begun to deliver ballasts under this agreement.

A deposit of $87,500 ($130,200CND) was issued to Romlight through EPI pursuant to their agreement. The deposit will be applied to the last 1,000 ballasts and also gives the Company exclusive rights to sell Romlight Ballasts to the hydroponic market.

8. Sale of Discontinued Operations

On September 28, 2001, the Company completed the sale of its wholly owned subsidiary HollywoodBroadcasting.com for $1,000 in cash.

Operating results of HollywoodBroadcasting.com for the year ended February 28, 2002 are shown separately in the accompanying income statement as loss from discontinued operations.

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

9. Stock Compensation Programs

On March 14, 2002, the Company's Board of Directors approved a Stock Compensation Program and an Incentive Stock Option Plan (the "Plans"). The maximum number of shares that may be purchased pursuant to the Plans is 6,000,000. Options granted under the Plans include incentive and nonqualified stock options, as well as actual shares of common stock, with vesting determined on the grant date, not to exceed ten years, and are exercisable over a ten-year maximum period at a price to approximate the fair market value of the common stock at the date of grant.

On June 5, 2002, the Company granted 100,000 options under its Incentive Stock Option Plan. Compensation expense was recognized during that quarter totaling $17,320. These options were exercised at $0.03 per share on June 5, 2002. The shares related to these options were issued in September 2002.

10. Private Placement

The Company began accepting subscriptions for shares of common stock at $0.10 per share. In the current fiscal year, the Company had received $194,536 as payment for approximately 1,945,360 shares of common stock. The Company also received $7,974 as payment for 79,738 shares of common stock. The Company also issued 220,000 shares of common stock in exchange for converting debt in the amount of $22,000. As of the current fiscal year, all 2,245,098 shares of common stock have been issued.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Tenure
Terry Fields	59	President and Secretary since May 2001; Director since January 2001
Kelly Zastowny	38	Director since March 2002

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of February 28, 2003, the stock ownership of each executive officer and director of Sunburst Acquisitions, Inc., of all executive officers and directors as a group, and of each person known by Sunburst Acquisitions, Inc. to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any options, warrants or other rights to acquire additional securities of Sunburst Acquisitions, Inc., except as may be otherwise noted.

Name and Address	Number of Shares Owned Beneficially	% of Class Owned
Charles Malette 1550 35th Avenue West Vancouver, B.C. Canada, V6M1H2	13,500,000	38.07%
Terry Fields (1) No. 3 Poipu Drive Honolulu, HI 96825	0	0
Kelly Zastowny (1) 103 - 20120 64th Avenue Langley, BC V2Y 1M8	0	0
All directors and executive officers ( 2 persons)	0	0

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

10.1 Distribution Agreement between EPI and Sunburst Acquisitions IV, Inc.(incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on May 20, 2002).

10.2 Distribution Agreement by and between Romlight International, Inc. and Sunburst Digital, Inc.

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending February 28, 2003.

  Exhibits 99.1 and 99.2, CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

ITEM 14. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ TERRY FIELDS

Terry Fields, President and Director

By: /S/ KELLY ZASTOWNY

Kelly Zastowny, Director

Date: May 29, 2003

Exhibit 10.2 - Distribution Agreement by and between Romlight International, Inc. and Sunburst Digital, Inc.

DISTRIBUTION AGREEMENT

DISTRIBUTION AGREEMENT made as of the 2nd day of April 2003 by and between Romlight International Inc. with offices at The Towner Management Group, Second Street, Holetown, St. James, Barbados, West Indies. (the "Manufacturer"), and Sunburst Digital Inc. a public company incorporated under the company laws of British Columbia with offices at 300 m- 541 Howe St., Vancouver, BC (the "Distributor").

W I T N E S S E T H

WHEREAS, the Manufacturer designs and develops a wide range of energy savings lighting products; and

WHEREAS, Manufacturer desires to authorize Distributor to market and distribute and provide support services for the Products, as defined below, and Distributor wishes to so distribute the Products, in accordance with the terms and conditions set forth in this Agreement;

NOW, THEREFORE, in consideration of the foregoing, the parties, by their duly authorized representatives, hereby covenant and agree as follows:

The Preamble forms an integral part of this Agreement.

1. Definitions

1.1 "Intellectual Property Rights" means intellectual property or proprietary rights, including but not limited to copyright rights, patent rights (including patent applications and disclosures), rights of priority, and trade secret rights, recognized in any jurisdiction in the world.

"Product(s)" shall mean all of Manufacturer's energy savings lighting products, owned by or licensed for sale to Manufacturer, which are being commercially distributed, now or in the future.

"Confidential Information" refers to: (i) the specification and any related documentation or technical or design information related to the Products; (ii) and any other business or technical information of either of the Parties, including but not limited to any information relating to such Party's product plans, designs, costs, product prices and names, finances, marketing plans, business opportunities, personnel, research, development or know-how designated by a Party as "confidential" or "proprietary" or which, under the circumstances taken as a whole, would reasonably be deemed to be confidential; and (iv) the terms and conditions of this Agreement. Notwithstanding the foregoing, "Confidential Information" will not include information that: (i) is or becomes generally known or available by publication, commercial use or otherwise through no fault or breach of confidentiality undertakings of the receiving Party; (ii) is known to the receiving Party at the time of disclosure without violation of any confidentiality restriction, as demonstrated by prior tangible evidence, and without any restriction on the receiving Party's further use or disclosure; or (iii) is independently developed by the receiving Party, as demonstrated by reasonable prior tangible evidence furnished by the receiving Party.

"Hydroponic Market" shall mean retailers which -sell products only to hydroponic growers.

"Retrofit Market" shall mean the replacement of i) existing ballasts or ii) ballasts with fixture attached - with the Manufacturer'sProducts.

"Territory A" shall mean the province of British Columbia in Canada and England, Scotland, Ireland and Wales.

2. Appointment of Distributor; Restrictions

2.1 Subject to the terms and conditions set forth in this Agreement, Manufacturer hereby appoints Distributor as its exclusive distributor of Products for sale to the Retrofit Market in Territory A and as its exclusive distributor of Products for sale to the Hydroponic Market, worldwide, for the promotion and sale of the Products to end users.

2.1.1 However, the Manufacturer shall be entitled in any event to sell Products to (1) OEMs, (2) any party which incorporates Products in other products or (3) purchasers who private label Product - notwithstanding the fact that such purchasers (set forth in 1-3 of this subsection 2.1.1) distribute directly or indirectly to the Retrofit Market.

The Retrofit Market and the Hydroponic Market may hereafter be referred to as the Market(s).

2.2 Distributor is hereby authorized to enter into agreements with sub-distributors for the distribution, promotion and support of the Products by such third parties, all subject to the terms and conditions of this Agreement. All sub-distributors of Products shall be required to enter into a contract not less protective of Manufacturer's rights then contained herein.

2.4 So long as this Agreement is in effect Distributor will not market, sell, distribute the Product to the Retrofit Market, directly or indirectly, outside Territory A, nor shall Distributor be concerned or interested, either directly or indirectly, in the production, importation, marketing, sale or distributing of products to hydroponic growers or the Retofit Market , directly or indirectly, manufactured by third parties that compete with or are similar to the Products in any manner. Distributor shall promptly refer to Manufacturer all inquiries or orders for the Products to the Retrofit Market from customers located outsideTerritory A or from customers which do not relate to the Retrofit or Hydroponic Market unless Distributor has obtained Manufacturer's written consent to deal with such inquiries or orders. Finders Fees and Split Sales Commissions shall be paid in accordance with Schedule 2.4 attached hereto.

3. Delivery of Product; Price of Products; Remittance of Purchase Price; Minimal Sales;

3.1 Delivery of Product. Delivery of Product shall be FOB. Title for Products purchased thereunder will pass upon delivery. Distributor assumes risk of loss and damage of Products upon delivery.

3.2 Price of Product. The price of Products to Distributor shall be as set out on the Price List in the letter from Manufacturer to be delivered to Distributor contemporaneously with execution of this Agreement. Manufacturer is entitled to change price of each Product on Price List upon three months prior written notice to Distributor, provided, however, that in the event that Manufacturer's cost of a component or group of components for a Product increases by more than 20% since date of last Price List update the Manufacturer may increase the price of each such Product upon written notice.

All charges for transportation, rigging and drayage for the products will be paid by the Distributor. Distributor shall pay such charges and taxes when invoiced by Manufacturer or shall supply satisfactory tax exemption or resale certificates to Manufacturer.

3.3 Nothing in this Agreement shall be construed to limit the rights of Distributor to determine the prices or the terms at which Products may be resold.

3.4 Payment. Cash on delivery; and Twenty-Five (25%) percent upon submission of written order which deposit shall be applied against payment owing for equivalent of last product delivered.

3.5 Minimal Sales. Should the Distributor fail to order or take delivery of the minimum annual sales quota of Products for the Hydroponic Market or the Retrofit Market , as set out in the letter from Manufacturer to be delivered to Distributor contemporaneously with execution of this Agreement, then the Manufacturer shall be entitled to terminate this Agreement anytime upon written notice with respect to the particular market(s)(Hydroponic or Retrofit) for which minimum sales were not met and in any event, if minimum sales are not met and Manufacturer has not given notice of termination, the rights granted herein to the Distributor with respect to such market(s) shall no longer be exclusive.

In addition to the above, in the event that Distributor fails to order (for reason or reasons not associated with the supply capabilities of the Manufacturer) 20,000 units within six months of commencement of Year 1 (as defined in the said letter) then the rights granted herein to Distributor shall no longer be exclusive with respect to either of the said markets.

4. Warranty

4.1 Limited Warranty

All the MANUFACTURER's Products sold by MANUFACTURER to DISTRIBUTOR hereunder are SUBJECT ONLY TO THE WARRANTY ATTACHED HERETO AS APPENDIX A.

4.2 LIMITATION ON LIABILITY.

IN NO EVENT SHALL EITHER PARTY BE LIABLE IN RESPECT OF OR ARISING OUT OF THE PERFORMANCE AND/OR BREACH OF ITS OBLIGATIONS HEREUNDER FOR ANY INDIRECT, INCIDENTAL OR SPECIAL OR CONSEQUENTIAL DAMAGES, INCLUDING LOSS OF PROFITS, REVENUE, DATA OR USE, INCURRED BY THE OTHER PARTY WHETHER IN AN ACTION IN CONTRACT OR TORT, EVEN IF THAT PARTY OR ANY OTHER PERSON HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES.

4.3 IN ANY EVENT THE MANUFACTURER'S LIABILITY ARISING OUT OF THE SALE OR USE OF ANY OF THE MANUFACTURER'S PRODUCTS SHALL NOT EXEED THE AMOUNT RECEIVED BY MANUFACTURER FOR THOSE PRODUCTS

5. Promotion of the Products; Support; Reporting

5.1 Distributor shall use its best efforts to promote and sell and support the Products in accordance with the Manufacturer's reasonable marketing guidelines provided from time to time.

5.2 Distributor shall maintain offices in each Territory with sufficient staff to properly promote and support the Products.

5.2 As between Manufacturer and Distributor, Distributor shall be responsible for providing all support for all Products to sub-distributors and end users. Distributor shall set up a service network inTerritory A to provide appropriate support services to Product users.

5.3 Distributor shall conduct its business in compliance with all applicable laws in Territory A.

5.4 Distributor shall keep a full and proper record of its activities on behalf of Manufacturer (including books of account, customer lists, dealer and sales representative lists, correspondence, fault calls, etc.) and shall furnish Manufacturer and its representatives full and unimpeded access to such records, upon reasonable advance notice, from time to time. Distributor shall provide Manufacturer with such additional information regarding the promotion and sale of the Products, competing products, market conditions and Distributor' s activities in the Territories with respect to the Products, as Manufacturer may reasonably request.

5.5 Distributor shall promptly inform Manufacturer of any infringement that comes to its attention of any patents, copyrights, trademarks, service marks, trade names, trade secrets or other intellectual property rights of Manufacturer. Distributor further undertakes to assist Manufacturer, during the term of this Agreement, in taking such steps, as Manufacture may deem appropriate to protect such intellectual property rights. The cost or expense of any legal or other proceedings incident to the protection of Manufacturer's intellectual property rights shall be paid for by the Manufacturer; provided, however, that nothing herein shall be construed as obligating Manufacturer to commence any legal or other proceedings to take any other steps to protect its intellectual property rights as aforesaid.

5.6 Manufacturer will provide Distributor with access to Manufacturer's Product marketing material for purchase and use by Distributor. Prices for such material shall be set by Manufacturer, and may change from time to time.

6. Terms and Termination

6.1 This Agreement shall become effective on the date that it is signed by both parties hereto and, unless terminated as provided below, shall continue in full force and effect for five (5) years (the "Initial Term") and thereafter shall automatically be renewed for additional three one (1) year terms unless either party notifies the other in writing at least ninety (90) days prior to the scheduled termination (initial term or any subsequent one year term) of the Agreement of its election to not renew the Agreement.

6.2 Either Party shall be entitled to terminate this Agreement forthwith, by written notice, should the other party fail to comply with its obligations in this Agreement and does not remedy such non-compliance within thirty (30) days after receipt of notice from the other party that it intends to terminate this Agreement if such failure is not corrected.

6.3 Either party may terminate this Agreement forthwith, by notice, if the other party is declared insolvent or bankrupt, or makes an assignment for the benefit of creditors, or shall have a receiver or trustee appointed for its business or property or is dissolved or liquidated or otherwise ceases business, and such declaration or execution, or appointment is not cancelled within forty five (45) days.

6.4 Unless expressly stated otherwise, upon the termination, cancellation or expiration of this Agreement, neither party shall be responsible or liable to the other for consequential or incidental damages of any kind.

6.5 Effect of Termination or Expiration. Upon the termination of this Agreement for any reason whatsoever each party shall promptly return to the disclosing party, and/or erase or destroy all copies of any Confidential Information in the possession of such party or its subsidiaries. Upon such return, erasure and/or destruction, such party shall confirm in writing to the disclosing party that it has complied with its obligations under this section

6.6 Survival. Sections 1, 3.4, 4, 5.2-5.4, 6-11 of this Agreement shall survive the termination and/or expiration of this Agreement for any reason whatsoever.

7. Confidentiality; Employment of Other Party's Employees

7.1 No Unauthorized Use or Disclosure. Each party shall: (i) hold in confidence, and not disclose or reveal to any person or entity, any Confidential Information of the other party without the clear and express prior written consent of a duly authorized representative of such other party, except that a party receiving Confidential Information from the other party may reveal such information solely to its employees or contractors or consultants who require such disclosure to allow such receiving party to perform its obligations or exercise its rights under this Agreement and who agree in writing to refrain from making any unauthorized use or disclosure thereof; and (ii) not use any Confidential Information of the other party for any purpose at any time, other than for the purpose(s) of performing its obligations or exercising its rights under this Agreement. Each party shall protect the Confidential Information of the other party using at least the same degree of care it uses to protect its own proprietary and confidential information and materials of like importance, but in no event less care than a reasonably prudent business person would take in a like or similar situation. Each party shall return any Confidential Information of the other upon written request, except to the extent that doing so would undermine or interfere with the exercise by the receiving party of its rights under this Agreement.

7.2 Terms of Agreement.

Schedule 2.4

The purpose of this schedule is to provide a standardized reward system for authorized ROMlight International Inc. (RII) Agents and Distributors when they participate in the securing of business for RII that is outside of their assigned territory or market segment.

There are two categories of referral activity, namely Finder and Split Sale.

Finder Fees are paid when an authorized RII Agent or Distributor refers a potential sale to RII for RII to pursue the sale either directly or through an authorized Agent or Distributor. The referring Agent must introduce RII or the authorized Agent or Distributor to the potential client and ensure that a positive relationship is maintained over a two year period. A Finder Fee is paid to the Finder when an order is paid for by client. The Finder Fee is paid for all payments received within two years from the date of the initial referral.

Split Sale Commission is paid when a referring Agent or Distributor contributes more than ensuring that a positive relationship is maintained with client. The Split Sale Commission, which will be greater than 2 1/2%, is paid for two years from the date that the participating parties agree to the level of support to be provided by the referring agent, on all shipments paid for during the two year period. Split Sale Commission will be determined on a case by case basis by the parties.

Amount of Fees

2 1/2% of all sales by RII ( less prepaid freight, duties and taxes and returns), paid 30 days from receipt of payment by RII.

Finder Fee for OEM transactions will be determined on a customer by customer basis.

ROMlight International Inc. reserves the right to modify this schedule if some unforeseen condition dictates a unique solution for a specific customer.

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

Date: May 29, 2003	/S/ TERRY FIELDS President and Director

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

Date: May 29, 2003	/S/ KELLY ZASTOWNY Director