Form 10QSB
period 2003-05-31
SUNBURST ACQUISITIONS IV INC
filed 2003-07-11
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2003.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,457,597 as of May 31, 2003.

Transitional Small Business Disclosure Format (Check one):

Yes ____ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending May 31, 2003 follow.

SUNBURST ACQUISITIONS IV, INC. and SUBSIDIARY

FINANCIAL STATEMENTS

Quarter ended May 31, 2003

INDEX TO FINANCIAL STATEMENTS:

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

BALANCE SHEET

May 31, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 14,321
Accounts receivable, net allowance for doubtful account of $13,360	9,116
Notes receivable, net allowance for doubtful account of $75,000	-
Other current assets	3,646

Total current assets	27,083

OTHER ASSETS
Deposits on merchandise	176,703

TOTAL ASSETS	$ 203,786

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 7,431
Accrued interest	12,426
Notes payable - related parties	28,500

Total current liabilities	48,357

LONG-TERM LIABILITIES
Customer deposits	42,132

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 20,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 200,000,000 shares
authorized; 35,457,597 shares issued and outstanding	1,701,843
Additional paid-in capital from stock options	48,320
Deficit accumulated during the development stage	(1,642,666)
Accumulated other comprehensive income	5,800

113,297

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 203,786

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(August 27, 1997)	For the three months
	to May 31,	ended May 31,
	2003	2003	2002

REVENUES	$ 246,394	$ 13,579	$ -

EXPENSES
Cost of goods sold	27,425	10,786	-
Selling, general and administrative	1,070,423	(2,158)	109,816

Total expenses	1,097,848	8,628	109,816

NET OPERATING INCOME (LOSS)	(851,454)	4,951	(109,816)

OTHER INCOME AND EXPENSE
Interest expense	(39,854)	(1,151)	(1,395)
Gain on sale of securities	469,863	-	69,863

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(421,445)	3,800	(41,348)

DISCONTINUED OPERATIONS
Loss from operations of HollywoodBroadcasting.com
disposed of (net of income taxes of $0)	(2,066,371)	-	-
Gain on disposition of discontinued operations (net of income taxes of $0)	845,150	-	-

NET INCOME (LOSS)	(1,642,666)	3,800	(41,348)

Accumulated deficit
Balance, beginning of period	-	(1,646,466)	(1,445,664)

Balance, end of period	$ (1,642,666)	$ (1,642,666)	$ (1,487,012)

NET INCOME (LOSS) PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)

Other comprehensive income
Unrealized foreign exchange income	$ 5,800	$ 11,610	$ 1,008

OTHER COMPREHENSIVE INCOME	$ 5,800	$ 11,610	$ 1,008

TOTAL COMPREHENSIVE INCOME (LOSS)	$ (1,636,866)	$ 15,410	$ (40,340)

TOTAL COMPREHENSIVE INCOME (LOSS) PER SHARE
Loss from continuing operations	$ (0.01)	$ -	$ -
Loss from discontinued operations	(0.06)	-	-
Gain on disposal of discontinued operations	0.03	-	-
Other comprehensive income	-	-	-

Total comprehensive income (loss)	$ (0.05)	$ 0.00	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND
COMMON STOCK EQUIVALENTS OUTSTANDING	33,478,688	35,457,597	32,503,803

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception
	(August 27, 1997)	For the three months
	to May 31,	ended May 31,
	2003	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,642,666)	$ 3,800	$ (41,348)
Adjustments to reconcile
net income (loss) to net cash flows
from operating activities:
Gain on sale of securities	(469,863)	-	(69,863)
Foreign exchange loss, unrealized	5,800	11,610	1,008
Issuance of options	79,320	-	62,000
Depreciation	52,332	-	-
Allowance for doubtful accounts	88,360	-	-
Discontinued operations	(846,150)	-	-
(Increase) decrease in inventory	(57,705)	22,245	-
Decrease in other assets	(655,606)	(89,489)	(88,153)
(Increase) decrease in accounts receivable	(30,614)	12,128	-
Increase in stock subscriptions	-	-	162,146
Increase (decrease) in accrued expenses	146,789	1,151	(1,105)
Increase in customer deposits	42,132	42,132	-
Increase in accounts payable	126,325	1,167	2,218

Net cash flows from operating activities	(3,161,546)	4,744	26,903

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	(22,353)	-	-
Maturity of investment	22,353	-	-
Proceeds from sale of securities	394,863	-	69,863
Purchase of property and equipment	(208,585)	-	-

Net cash flows from investing activities	186,278	-	69,863

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of sale of discontinued operations	1,000	-	-
Related party debt	691,056	-	(33,000)
Proceeds from notes payable to stockholders	548,191	-	-
Proceeds from notes payable	100,500	-	-
Proceeds from exercise of options	33,000	-	30,000
Issuance of common stock	1,615,842	-	-

Net cash flows from financing activities	2,989,589	-	(3,000)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	14,321	4,744	93,766

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	9,577	460

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 14,321	$ 14,321	$ 94,226

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

Notes to Financial Statements

May 31, 2003

1. Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by Sunburst Acquisitions IV, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at February 28, 2003.

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

Liquidity and Capital Resources

We remain in the development stage. Since inception we have undergone two unsuccessful business combinations which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the development stage. As of May 31, 2003, we have total current assets of $27,083, total current liabilities of $48,357, and a deficit of $1,642,666 accumulated in the development stage.

During the first quarter of 2003 (March - May) there were no private placements or any changes to our issued capital. Our issued and outstanding shares remain at 35,457,597. We had cash on hand of $14,321 as of May 31, 2003.

We plan to use our cash on hand and revenues from product sales to pay on-going expenses related to compliance with our reporting obligations under the Securities Exchange Act of 1934. We currently believe that when the manufacturer (Romlight) commences regular delivery of the ballast we will be able to sell ballasts and collect payments from purchasers before delivery of the product. Therefore, we plan to pay for the purchase of the ballasts on delivery using funds generated from sale of the units. If we begin receiving regular deliveries of units from the manufacturer and are able to implement this plan, our current cash on hand combined with revenues from product sales will be adequate to satisfy our cash needs for the next twelve months. However, since there is no assurance that these funds will be sufficient to satisfy our cash needs, we also intend to continue to seek additional funding for working capital needs.

Management cautions that over the last year the manufacturer has not been able to deliver a quality product. However, 20 samples of the 600-watt ballast delivered the week of July 1st have passed our initial tests and we are optimistic that a quality product can be produced. Due to past problems, we plan to carry out further tests before shipping ballasts to our customers.

Plan of Operations

We remain in the development stage. Our plan of operations for the fiscal year of 2003 is to continue our efforts to develop a business related to the marketing, distribution and sale of digital electronic ballasts through our wholly owned Canadian subsidiary, Sunburst Digital, Inc.

At the beginning of the previous fiscal year, we had signed a sub-distributorship agreement with 1357784 Ontario Ltd ("EPI") pursuant to a contract between EPI and Romlight International, the manufacturer. However, both the contract between EPI and Romlight, and the sub-distributorship agreement have now been cancelled. Our subsidiary, Sunburst Digital, Inc. signed an agreement directly with Romlight on April 2, 2003. The terms and conditions of the new agreement are the same as those contained in our original agreement with EPI, and under the new agreement all deposits that we had previously paid to EPI have been forwarded to Romlight.

Also, under the terms of the new agreement with Romlight, we have an annual purchase commitment of 100,000 ballasts. However, this commitment is subject to the ability of the manufacturer to produce and deliver ballasts in a timely fashion. During the previous fiscal year, Romlight was not able to deliver the product. Under the new contract, our annual purchase commitment will not commence until the first 5,000 ballasts have been received. This is unlikely to happen before November 2003.

We did previously take delivery of 500 400-watt ballasts. However, some of our customers experienced problems with them, and as a result, we recalled all of the ballasts and sent all of them back to Romlight to be re-worked.

We also previously received 200 samples of the 600-watt ballasts. All were tested and due to a high failure rate of approximately 25% all have been sent back to Romlight to be checked and re-worked.

A further revised delivery schedule has been received from Romlight. They have indicated that a ramp up of production is expected in August and we have been informed that the 5,000-unit order is expected to be completed by the end of October 2003. We currently expect to receive gross revenues of approximately $750,000 from the sale of 5,000 units. We have received $42,132 as deposits from customers. Given Romlight's past history, there is no guarantee of delivery.

We continue to test all sizes of the ballast and, as part of our marketing efforts, have made arrangements to have the electronic ballast introduced to a number of potential users. We caution, however, that the ballasts are a new product and that acceptance may be limited.

We believe that the quality of the product from 70 up to 600-watts is becoming more consistent, but do not intend to ship it to purchasers unless we are satisfied that it meets our performance expectations. We are continuing to initiate efforts to contact potential customers, and for that purpose, offices have been set-up in the UK and in Eastern Europe. Once again, quality and timely delivery of the ballasts remain a problem. Romlight has recently received capital to fund our order. This we expect will help overcome delivery issues.

During the quarter we purchased 40 "Equalizers," a product that reduces electrical consumption in homes and businesses. All of the equalizers were sold generating $13,579.00 in revenue and a small profit.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed herewith:

(a) CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(b) Exhibits 99.1 and 99.2, CEO AND CFO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(c) No reports on Form 8-K were filed by the Company for the quarter ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ TERRY FIELDS

Terry Fields, President and Director

By: /S/ KELLY ZASTOWNY

Kelly Zastowny, Director

Date: July 11, 2003

CERTIFICATION

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry Fields, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sunburst Acquisitions IV, Inc.

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

Date: July 11, 2003	/S/ TERRY FIELDS President and Director

CERTIFICATION

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kelly Zastowny, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sunburst Acquisitions IV, Inc.

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

Date: July 11, 2003	/S/ KELLY ZASTOWNY Director

Exhibit 99.1

SUNBURST ACQUISITIONS IV, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sunburst Acquisitions IV, Inc. (the "Company") on Form 10-QSB for the period ending May 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Terry Fields, President and a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ TERRY FIELDS

Terry Fields, President and Director

Date: July 11, 2003

Exhibit 99.2

SUNBURST ACQUISITIONS IV, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sunburst Acquisitions IV, Inc. (the "Company") on Form 10-QSB for the period ending May 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kelly Zastowny, a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ KELLY ZASTOWNY

Kelly Zastowny, Director

Date: July 11, 2003