Form 10QSB
period 2003-08-31
SUNBURST ACQUISITIONS IV INC
filed 2003-10-08
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2003.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,457,597 as of August 31, 2003.

Transitional Small Business Disclosure Format (Check one):

    Yes ____ No X

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS AND EXHIBITS

       (a)       The unaudited financial statements of registrant as of and for the period ending August 31, 2003 follow.

SUNBURST ACQUISITIONS IV, INC. and SUBSIDIARY

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2003

INDEX TO FINANCIAL STATEMENTS:

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

BALANCE SHEET

August 31, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 11,294
Accounts receivable, net allowance for doubtful account of $13,360	9,025
Notes receivable, net allowance for doubtful account of $75,000	-
Other current assets	3,610

Total current assets	23,929

OTHER ASSETS
Deposits on merchandise	174,942

TOTAL ASSETS	$ 198,871

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 9,998
Accrued interest	13,577
Notes payable - related parties	28,500

Total current liabilities	52,075

LONG-TERM LIABILITIES
Customer deposits	41,712

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 20,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 200,000,000 shares
authorized; 35,457,597 shares issued and outstanding	1,701,843
Additional paid-in capital from stock options	48,320
Deficit accumulated during the development stage	(1,649,383)
Accumulated other comprehensive income	4,304

105,084

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 198,871

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

( A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(August 27, 1997)	For the six months		For the three months
	to August 31,	ended August 31,		ended August 31,
	2003	2003	2002	2003	2002

REVENUES	$ 246,394	$ 13,579	$ -	$ -	$ -

EXPENSES
Cost of goods sold	27,425	10,786	-	-	-
Selling, general and administrative	1,075,988	3,407	172,116	5,565	62,300

Total expenses	1,103,413	14,193	172,116	5,565	62,300

NET OPERATING LOSS	(857,019)	(614)	(172,116)	(5,565)	(62,300)

OTHER INCOME AND EXPENSE
Interest expense	(41,006)	(2,303)	(2,546)	(1,152)	(1,151)
Gain on sale of securities	469,863	-	69,863	-	-

NET LOSS FROM CONTINUING OPERATIONS	(428,162)	(2,917)	(104,799)	(6,717)	(63,451)

DISCONTINUED OPERATIONS
Loss from operations of HollywoodBroadcasting.com disposed of
(net of income taxes of $0)	(2,066,371)	-	-	-	-
Gain on disposition of discontinued operations (net of income taxes of $0)	845,150	-	-	-	-

NET LOSS	(1,649,383)	(2,917)	(104,799)	(6,717)	(63,451)

Accumulated deficit
Balance, beginning of period	-	(1,646,466)	(1,445,664)	(1,642,666)	(1,487,012)

Balance, end of period	$ (1,649,383)	$ (1,649,383)	$ (1,550,463)	$ (1,649,383)	$ (1,550,463)

NET LOSS PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

Other comprehensive income
Unrealized foreign exchange income (loss)	$ 4,304	$ 10,114	$ (12,419)	$ (1,496)	$ (13,427)

OTHER COMPREHENSIVE INCOME (LOSS)	$ 4,304	$ 10,114	$ (12,419)	$ (1,496)	$ (13,427)

TOTAL COMPREHENSIVE INCOME (LOSS)	$ (1,645,079)	$ 7,197	$ (117,218)	$ (8,213)	$ (76,878)

TOTAL COMPREHENSIVE INCOME (LOSS) PER SHARE
Loss from continuing operations	$ (0.01)	$ -	$ -	$ -	$ -
Loss from discontinued operations	(0.06)	-	-	-	-
Gain on disposal of discontinued operations	0.03	-	-	-	-
Other comprehensive income	-	-	-	-	-

Total comprehensive income (loss)	$ (0.05)	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND
COMMON STOCK EQUIVALENTS OUTSTANDING	33,590,654	35,457,597	32,808,151	35,457,597	33,112,499

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary
( A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception
	(August 27, 1997)	For the six months
	to August 31,	ended August 31,
	2003	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,649,383)	$ (2,917)	$ (104,799)
Adjustments to reconcile net income (loss) to
net cash flows from operating activities:
Gain on sale of securities	(469,863)	-	(69,863)
Foreign exchange income (loss), unrealized	4,304	10,114	(12,419)
Issuance of options	79,320	-	79,320
Depreciation	52,332	-	-
Allowance for doubtful accounts	88,360	-	-
Discontinued operations	(846,150)	-	-
(Increase) decrease in inventory	(57,705)	22,245	(13,475)
Increase in other assets	(653,809)	(87,692)	(106,621)
(Increase) decrease in accounts receivable	(30,523)	12,219	-
Increase in stock subscriptions	-	-	197,536
Increase in accrued expenses	147,940	2,302	46
Increase in customer deposits	41,712	41,712	-
Increase (decrease) in accounts payable	128,892	3,734	(5,086)

Net cash flows from operating activities	(3,164,573)	1,717	(35,361)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	(22,353)	-	-
Maturity of investment	22,353	-	-
Proceeds from sale of securities	394,863	-	69,863
Purchase of property and equipment	(208,585)	-	-

Net cash flows from investing activities	186,278	-	69,863

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of sale of discontinued operations	1,000	-	-
Related party debt	691,056	-	(43,000)
Proceeds from notes payable to stockholders	548,191	-	-
Proceeds from notes payable	100,500	-	-
Proceeds from exercise of options	33,000	-	30,000
Issuance of common stock	1,615,842	-	-

Net cash flows from financing activities	2,989,589	-	(13,000)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	11,294	1,717	21,502

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	9,577	460

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 11,294	$ 11,294	$ 21,962

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(A Development Stage Company)

Notes to Financial Statements

August 31, 2003

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

Liquidity and Capital Resources

We remain in the development stage. Since inception we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the development stage. As of August 31, 2003, we have total current assets of $23,929, total current liabilities of $52,075, and a deficit of $1,649,383 accumulated in the development stage.

During the 2nd quarter of 2003 (June - August) there were no private placements or any changes to our issued capital. Our issued and outstanding shares remain at 35,457,597. We had cash on hand of $11,294 as of August 31, 2003.

We plan to use our cash on hand to pay on-going expenses related to compliance with our reporting obligations under the Securities Exchange Act of 1934. In the event additional capital is needed, it is our intention to raise it by offering additional common stock for sale in a private placement offering.

The Company believes that if the manufacturer (Romlight) commences regular delivery of the ballast we will be able to sell ballasts and collect payments from purchasers before delivery of the product. Therefore, we plan to pay for the purchase of the ballasts on delivery using funds generated from sale of the units. If we begin receiving regular deliveries of units from the manufacturer and are able to implement this plan, our current cash on hand combined with revenues from product sales will be adequate to satisfy our cash needs for the next twelve months. However, since there is no assurance that product will be delivered, we may be required to continue to seek additional funding for working capital needs.

Management has been testing various sizes of the ballast since February of 2001. Initially there were problems with the quality of the ballast, which now have been overcome. All recent samples have been consistent and have met customer standards. The issue now is one of delivery. Romlight has not been able to raise funding so that production can be increased and ballasts delivered.

Plan of Operations

We remain in the development stage. Our current plan of operations for the fiscal year of 2003 is to develop a business related to the marketing, distribution and sale of digital electronic ballasts through our wholly owned Canadian subsidiary, Sunburst Digital, Inc. However, such operations cannot begin until we are able to obtain adequate assurances that the manufacturer is able to deliver product in accordance with agreed-upon delivery dates. Since delivery dates continue to remain uncertain, we are also actively looking at a number of other business opportunities.

At the beginning of the previous fiscal year, we had signed a sub-distributorship agreement with 1357784 Ontario Ltd. ("EPI") pursuant to a contract between EPI and Romlight International, the manufacturer. However, both the contract between EPI and Romlight, and the sub-distributorship agreement have now been cancelled. Our subsidiary, Sunburst Digital, Inc. signed an agreement directly with Romlight on April 2, 2003. The terms and conditions of the new agreement are the same as those contained in our original agreement with EPI, and under the new agreement all deposits that we had previously paid to EPI have been forwarded to Romlight.

Also, under the terms of the new agreement with Romlight, we have an annual purchase commitment of 100,000 ballasts. However, this commitment is subject to the ability of the manufacturer to produce and deliver ballasts in a timely fashion. During the previous fiscal year, Romlight was not able to deliver the product. Under the new contract, our annual purchase commitment will not commence until the first 5,000 ballasts have been received. Based upon current information provided by Romlight, this is unlikely to happen in 2003.

In a report from Romlight on October 7, 2003 the Company was informed that Romlight is taking steps to have the ballast produced "off-shore". No schedule has been received from Romlight. They have indicated that a ramp up of production is expected in early 2004.

We continue to test all sizes of the ballast. We caution, however, that the ballasts are a new product and that acceptance may be limited.

We believe that the quality of the product from 70 up to 600-watts is now consistent. We are not continuing to market the product, and will do no further marketing efforts until delivery is certain.

The Company continues to look at other energy-efficient products and look at other business opportunities.

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

ITEM 2.        CHANGES IN SECURITIES

None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed herewith:

        31.1         Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

        32.1         Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) No reports on Form 8-K were filed by the Company for the quarter ended August 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ TERRY FIELDS
Terry Fields, President and Director

By: /S/ KELLY ZASTOWNY
Kelly Zastowny, Director

Date: October 8, 2003

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

I, Terry Fields, certify that:

I have reviewed this quarterly report on Form 10-QSB of Sunburst Acquisitions IV, Inc.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

The company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a)       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)        Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)        Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)        Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.

Date: October 8, 2003	/S/ TERRY FIELDS President and Director

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

I, Kelly Zastowny, certify that:

I have reviewed this quarterly report on Form 10-QSB of Sunburst Acquisitions IV, Inc.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

The company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)        Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)        Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)        Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.

Date: October 8, 2003	/S/ KELLY ZASTOWNY Director

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report of Sunburst Acquisitions IV, Inc. (the "Company") on Form 10-QSB for the period ending August 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Terry Fields, President and a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ TERRY FIELDS
Terry Fields, President and Director

Date: October 8, 2003

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report of Sunburst Acquisitions IV, Inc. (the "Company") on Form 10-QSB for the period ending August 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kelly Zastowny, a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ KELLY ZASTOWNY
Kelly Zastowny, Director

Date: October 8, 2003