Form 10QSB
period 2003-11-30
SUNBURST ACQUISITIONS IV INC
filed 2004-01-14
CIK 1046672

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2003.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,457,597 as of November 30, 2003.

Transitional Small Business Disclosure Format (Check one):

Yes ____ No X

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS AND EXHIBITS

(a)         The unaudited financial statements of registrant as of and for the period ending November 30, 2003 follow.

SUNBURST ACQUISITIONS IV, INC. and SUBSIDIARY
(A Development Stage Company)
FINANCIAL STATEMENTS
November 30, 2003

INDEX TO FINANCIAL STATEMENTS:

Balance Sheet
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

Sunburst Acquisitions IV, Inc. and Subsidiary
(A Development Stage Company)
BALANCE SHEET
November 30, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 10,341
Accounts receivable, net allowance for doubtful account of $13,360	8,479
Notes receivable, net allowance for doubtful account of $75,000	-
Other current assets	3,854

Total current assets	22,674

OTHER ASSETS
Deposits on merchandise	186,769

TOTAL ASSETS	$ 209,443

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 14,518
Accrued interest	14,716
Notes payable - related parties	28,500

Total current liabilities	57,734

LONG-TERM LIABILITIES
Customer deposits	44,532

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 20,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 200,000,000 shares
authorized; 35,457,597 shares issued and outstanding	1,701,843
Additional paid-in capital from stock options	48,320
Deficit accumulated during the development stage	(1,657,168)
Accumulated other comprehensive income	14,182

107,177

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 209,443

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary
( A Development Stage Company)
STATEMENTS OF OPERATIONS
	For the period
	from inception
	(August 27, 1997)	For the nine months		For the three months
	to November 30,	ended November 30,		ended November 30,
	2003	2003	2002	2003	2002

REVENUES	$ 246,394	$ 13,579	$ 42,544	$ -	$ 42,544

EXPENSES
Cost of goods sold	27,425	10,786	27,526	-	27,526
Selling, general and administrative	1,082,635	10,054	177,027	6,647	4,911

Total expenses	1,110,060	20,840	204,553	6,647	32,437

NET OPERATING INCOME (LOSS)	(863,666)	(7,261)	(162,009)	(6,647)	10,107

OTHER INCOME AND EXPENSE
Interest expense	(42,144)	(3,441)	(3,686)	(1,138)	(1,140)
Gain on sale of securities	469,863	-	69,863	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(435,947)	(10,702)	(95,832)	(7,785)	8,967

DISCONTINUED OPERATIONS
Loss from operations of HollywoodBroadcasting.com disposed of (net of
income taxes of $0)	(2,066,371)	-	-	-	-
Gain on disposition of discontinued operations (net of income taxes of $0)	845,150	-	-	-	-

NET INCOME (LOSS)	(1,657,168)	(10,702)	(95,832)	(7,785)	8,967

Accumulated deficit
Balance, beginning of period	-	(1,646,466)	(1,445,664)	(1,649,383)	(1,550,463)

Balance, end of period	$ (1,657,168)	$ (1,657,168)	$ (1,541,496)	$ (1,657,168)	$ (1,541,496)

NET INCOME (LOSS) PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

Other comprehensive income
Unrealized foreign exchange income (loss)	$ 14,182	$ 19,992	$ (12,994)	$ 9,878	$ (575)

OTHER COMPREHENSIVE INCOME (LOSS)	$ 14,182	$ 19,992	$ (12,994)	$ 9,878	$ (575)

TOTAL COMPREHENSIVE INCOME (LOSS)	$ (1,642,986)	$ 9,290	$ (108,826)	$ 2,093	$ 8,392

TOTAL COMPREHENSIVE INCOME (LOSS) PER SHARE
Loss from continuing operations	$ (0.01)	$ -	$ -	$ -	$ -
Loss from discontinued operations	(0.06)	-	-	-	-
Gain on disposal of discontinued operations	0.03	-	-	-	-
Other comprehensive income	-	-	-	-	-

Total comprehensive income (loss) per share	$ (0.05)	$ 0.00	$ (0.00)	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND
COMMON STOCK EQUIVALENTS OUTSTANDING	33,689,603	35,457,597	33,360,015	35,457,597	34,475,872

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary
( A Development Stage Company)
STATEMENTS OF CASH FLOWS
	For the period
	from inception
	(August 27, 1997)	For the nine months
	to August 31,	ended November 30,
	2003	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,657,168)	$ (10,702)	$ (95,832)
Adjustments to reconcile net income (loss) to
net cash flows from operating activities:
Gain on sale of securities	(469,863)	-	(69,863)
Foreign exchange income (loss), unrealized	14,182	19,992	(12,994)
Issuance of options	79,320	-	79,320
Depreciation	52,332	-	-
Allowance for doubtful accounts	88,360	-	-
Discontinued operations	(846,150)	-	-
(Increase) decrease in inventory	(57,705)	22,245	-
Increase in other assets	(665,880)	(99,763)	(89,954)
(Increase) decrease in accounts receivable	(29,977)	12,765	(41,849)
Increase in stock subscriptions	-	-	-
Increase in accrued expenses	149,079	3,441	1,185
Increase in customer deposits	44,532	44,532	-
Increase in accounts payable	133,412	8,254	8,720

Net cash flows from operating activities	(3,165,526)	764	(221,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	(22,353)	-	(22,353)
Maturity of investment	22,353	-	-
Proceeds from sale of securities	394,863	-	69,863
Purchase of property and equipment	(208,585)	-	-

Net cash flows from investing activities	186,278	-	47,510

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of sale of discontinued operations	1,000	-	-
Related party debt	691,056	-	(49,500)
Proceeds from notes payable to stockholders	548,191	-	-
Proceeds from notes payable	100,500	-	-
Proceeds from exercise of options	33,000	-	33,000
Issuance of common stock	1,615,842	-	204,426

Net cash flows from financing activities	2,989,589	-	187,926

NET INCREASE IN CASH
AND CASH EQUIVALENTS	10,341	764	14,169

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	9,577	460

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 10,341	$ 10,341	$ 14,629

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2003

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

Liquidity and Capital Resources

We remain in the development stage. Since inception we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and which have resulted in the accumulation of a substantial deficit during the development state. As of November 30, 2003, we have total current assets of $22,674, total current liabilities of $57,734, and a deficit of $1,657,168 accumulated in the development stage.

During the 3rd quarter of 2003 (September - November) there were no private placements or any changes to our issued capital. Our issued and outstanding shares remain at 35,457,597. We had cash on hand of $10,341 as of November 30, 2003.

We plan to use our cash on hand to pay on-going expenses related to compliance with our reporting obligations under the Securities Exchange Act of 1934. In the event additional capital is needed, it is our intention to raise it by offering additional common stock for sale in a private placement offering.

The Company has been working with a manufacturer (Romlight) on an Electronic Ballast since February 1, 2002. A number of production samples have been delivered to the Company and tested. Initially there were problems with the quality of the product and problems delivering large numbers of ballasts.

Early in 2003 the quality of samples improved but Romlight has not been able to deliver the quantity required and as a result most of the marketing efforts by the Company have been wasted.

The Company had planned that if the manufacturer (Romlight) commenced regular delivery of the ballast, the Company would be able to sell ballasts and collect payments from purchasers before delivery of the product. Therefore, we planned to pay for the purchase of the ballasts on delivery using funds generated from sale of the units. If regular deliveries of units from the manufacturer are received and if we are able to implement this plan, our current cash on hand combined with revenues from product sales will be adequate to satisfy our cash needs for the next twelve months. However, since there is no assurance that product will be delivered, we may be required to continue to seek additional funding for working capital needs.

Plan of Operations

We remain in the development stage. Our current plan of operations for the fiscal year 2004 is to put any marketing and distribution plans for the digital electronic ballasts on hold. Although Romlight has indicated that they are now working with a Korean manufacturer, have received the funding needed to commence manufacturing operations, and will be able to deliver the product in the 2nd quarter of 2004, there are no assurances that this will happen. As a result, the Company has been actively looking at a number of new business opportunities.

At the beginning of 2002, we signed a sub-distributorship agreement with 1357784 Ontario Ltd. ("EPI") pursuant to a contract between EPI and Romlight International, the manufacturer. However, both the contract between EPI and Romlight, and the sub-distributorship agreement have now been cancelled. Our subsidiary, Sunburst Digital, Inc. signed an agreement directly with Romlight on April 2, 2003. The terms and conditions of the new agreement are the same as those contained in our original agreement with EPI, and under the new agreement all deposits that we had previously paid to EPI have been forwarded to Romlight.

Also, under the terms of the new agreement with Romlight, we have an annual purchase commitment of 100,000 ballasts. However, this commitment is subject to the ability of the manufacturer to produce and deliver ballasts in a timely fashion. During 2002 and 2003, Romlight was not able to deliver the product. Under the new contract, our annual purchase commitment will not commence until the First 5,000 ballasts have been received.

Although Romlight has indicated that a ramp-up of production is expected in early 2004 and that deliveries will be scheduled commencing in the 2nd quarter of 2004, no delivery schedule has been provided.

If the ballasts are produced and delivered, management cautions that it is a new product and that acceptance may be limited.

Because the Company cannot depend on Romlight to deliver a quality product, a number of new business opportunities are being looked at.

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

         31.2         Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the
Securities Exchange Act of 1934, as amended.

        32.1         Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2         Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

        (c)         No reports on Form 8-K were filed by the Company for the quarter ended November 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ TERRY FIELDS
Terry Fields, President and Director

Date: January 14, 2004

By: /S/ KELLY ZASTOWNY
Kelly Zastowny, Director

Date: January 14, 2004