Form 10KSB
period 2004-02-29
SUNBURST ACQUISITIONS IV INC
filed 2004-06-14
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

SUNBURST ACQUISITIONS IV, INC.

(Exact name of registrant as specified in its charter)

Colorado	0-23561	84-1431797
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

103 - 20120 64th Avenue Langley, B.C., Canada	V2Y 1M8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 533-9572

Securities to be registered under Section 12(b) of the Act:

Title of each class
N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

State issuer's revenue for its most recent fiscal year: $ 13,580.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $4,770,443 as of May 24, 2004.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,107,597 as of May 24, 2004.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

We were incorporated under the laws of the State of Colorado on August 27, 1997. We were formed to seek out and acquire business opportunities. In accordance with our business plan, we have engaged in two separate acquisition transactions which are described below. However, neither of these transactions has resulted in the acquisition of a viable operating business. As a result, as of the end of its fiscal year ending February 29, 2004, we remain in the development stage.

We have focused over the past two years on development of a business related to the marketing, distribution and sale of digital electronic ballasts, through our wholly-owned Canadian subsidiary, Sunburst Digital, Inc. However, due to problems with quality and delivery of the ballasts from the manufacturer, we have also sought other opportunities. On May 25, 2004, subsequent to the end of the fiscal year, we completed a share exchange transaction with Sierra Minerals and Mining, Inc., a Nevada corporation ("Sierra"), pursuant to which Sierra became our wholly-owned subsidiary. Through our new subsidiary, we now intend to seek to develop several mining properties in Mexico.

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

Under the subdistributorship agreement with EPI, we had a annual purchase commitment of 100,000 units. However, because of difficulties in obtaining delivery of finished product from the manufacturer, during the fiscal year ending February 28, 2003, we took delivery of a total of only 500 400-watt ballasts. During the current fiscal year, both the contract between EPI and Romlight International and our sub-distributorship agreement were cancelled, and on April 2, 2003, our wholly-owned subsidiary, Sunburst Digital, Inc., signed an agreement directly with Romlight containing terms and conditions substantially identical to the terms of the sub-distributorship agreement. This new agreement also includes an annual purchase commitment of 100,000 units, but it only becomes applicable when Romlight is able to resolve its production difficulties and commit itself to a reliable delivery schedule for completed ballasts.

As a result of continuing problems with both quality and delivery of the product, as of the end of the fiscal end, all purchase orders were on hold. However, subsequent to the end of the fiscal year, we have been advised that Romlight has made arrangements for manufacture of the 600-watt ballast in Korea, and on May 1, 2004, a total of 28 new samples were received from the new manufacturer. It is our intention to do significant testing of the new samples prior to making any new purchase orders.

In the event we do elect to order and take delivery of ballasts from the Korean manufacturer, we plan to market and distribute the units through independent sales representatives who will be compensated through payment of commissions. Our contract with the manufacturer gives us exclusive rights to market the ballasts in British Columbia, Canada, and the exclusive rights to market the products on a worldwide basis to the hydroponics industry. It is anticipated that initial marketing efforts will be directed primarily toward the hydroponics industry.

Subsequent Event

As indicated above, on May 25, 2004, subsequent to the end of the fiscal year, we completed a share exchange transaction with Sierra Minerals and Mining, Inc., a Nevada corporation, pursuant to which Sierra became our wholly-owned subsidiary. Sierra is a party to a Joint Venture Agreement (the "JV Agreement"), dated April 26, 2004 and amended on June 1, 2004, by and between Sierra and Minera Rio Tinto S.A. de C.V., a Mexican company ("MRT"), pursuant to which Sierra and MRT have agreed to explore and, if feasible, develop certain mining properties which MRT has the option to acquire. The properties are located in the state of Chihuahua, Mexico and its intended that the joint venture will be owned 60% by Sierra and 40% by MRT.

Sierra has a number of financial obligations under the terms of the JV Agreement . It is our intention to seek to raise capital through the offer and sale of our securities in order to assist Sierra in satisfying its financial obligations to the joint venture. There is no assurance that we will be able of raise sufficient capital to allow Sierra to satisfy is financial obligations to the joint venture.

Employees

We currently have no employees and have no current plans to hire employees. Instead, we rely on members of management to handle all matters related to business development and business operations.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 541 Howe Street, Suite 300, Vancouver, BC, Canada BC V6C 2C2.. Its telephone number at that address is (604) 684-1755. The Company pays no rent for use of this mailing address, and does not anticipate the need for maintaining a separate office until it has completed a business combination transaction.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and, as of the end of its fiscal year ending February 29, 2004, no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended February 29, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is currently traded on the Over the Counter, Bulletin Board under the symbol "SBAQ." The following table sets forth the Company's high and low closing prices for the Company's common stock as reported on the Bulletin Board for the periods indicated.

Fiscal Year Ending February 28, 2003	High	Low
First Quarter	$0.32	$0.06
Second Quarter	$0.29	$0.17
Third Quarter	$0.05	$0.031
Fourth Quarter	$0.065	$0.035

Fiscal Year Ending February 29, 2004	High	Low
First Quarter	$0.09	$0.041
Second Quarter	$0.08	$0.05
Third Quarter	$0.11	$0.041
Fourth Quarter	$0.26	$0.045

The prices presented are bid prices which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

As of May 24, 2004, there were approximately 188 stockholders of record of the Company's common stock.

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

Liquidity and Capital Resources

We remain in the development stage. Since inception we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the development stage. As of February 29, 2004, we have total current assets of $36,763 and total current liabilities of $80,693.

During the fiscal year ending February 29, 2004, the Company received $30,000 and issued a convertible debenture, which bears interest at 8% per annum and is convertible to stock at $0.02. No new shares were issued. The issued and outstanding shares remain at 35,457,597 as of February 29, 2004. We had cash on hand of $22,077 as of February 29, 2004.

We plan to use our cash on hand to pay on-going expenses related to compliance with our reporting obligations under the Securities Exchange Act of 1934. If Romlight is able to begin making regular deliveries of a sufficient number of ballasts, we believe that our plan to pay for purchase of the ballasts within 10 days after delivery, using funds generated from sale of the units, will generate working capital. If we begin receiving regular deliveries of units from the manufacturer and are able to implement this plan, our current cash on hand combined with revenues from product sales will be adequate to satisfy our cash needs for the next twelve months.

On May 25,2004, subsequent to the end of the fiscal year, we completed a share exchange transaction with Sierra Minerals and Mining, Inc., a Nevada corporation. Sierra is a party to a Joint Venture Agreement with Minera Rio Tinto S.A. de C.V., a Mexican company ("MRT"), pursuant to which Sierra and MRT have agreed to explore and, if feasible, develop certain mining properties which MRT has the option to acquire. The properties are located in the state of Chihuahua, Mexico. Under the terms of the Joint Venture Agreement, Sierra has a number of financial obligations which the Company has agreed to help it meet.

The Company intends to seek to raise the necessary capital to through the private placement offering and sale of its securities. Since there is no assurance that funds from ballast sales will be sufficient to satisfy our cash needs, we also intend to continue to seek additional funding for working capital purposes.

Plan of Operations

We remain in the development stage. Our plan of operations for the next twelve months is to continue our efforts to develop a business related to the marketing, distribution and sale of digital electronic ballasts through our wholly owned Canadian subsidiary, Sunburst Digital, Inc. In addition, we will seek to raise the necessary capital to finance the joint venture obligations of Sierra Minerals and Mining.

In February, 2002, we signed a sub-distributorship agreement with 1357784 Ontario Ltd ("EPI") pursuant to a contract between EPI and Romlight International, the manufacturer. However, both the contract between EPI and Romlight, and the sub-distributorship agreement were cancelled in January, 2003. Our subsidiary, Sunburst Digital, Inc. signed an agreement directly with Romlight on April 2, 2003. The terms and conditions of the new agreement are the same as those contained in our original agreement with EPI, and under the new agreement all deposits that we have previously paid to EPI have been forwarded to Romlight.

Under the terms of the new agreement with Romlight, we have an annual purchase commitment of 100,000 ballasts. However, this commitment is subject to the ability of the manufacturer to produce and deliver ballasts in a timely fashion. Thus, our annual purchase commitment will not commence until the first 5,000 ballasts have been received. During the fiscal year ending February, 2004, Romlight was not able to manufacture and deliver the product and, as a result, we did not purchase any ballasts.

We have been advised by Romlight that it has entered into an agreement with a Korean manufacturer for production of the ballasts. On May 2, 2004, subsequent to the end of the fiscal year, we received for testing 28 new samples of a 600-watt ballast manufactured in Korea. In the event the ballasts are determined to meet appropriate quality control standards, it is expected that large quantities can be delivered. However, until we have completed adequate testing, we do not intend to place any purchase orders.

The development and delivery of ballasts is still uncertain, and as a result, as of the end of the fiscal year, we have classified the deposit held by Romlight as impaired, and it has been written off.

As a result of continuing uncertainties relating to development and delivery of ballasts, we have continued to seek new opportunities. As described above, on May 25, 2004, subsequent to the end of the fiscal year, we completed a share exchange with the shareholders of Sierra Minerals and Mining, Inc. "Sierra", a Nevada corporation.

Sierra, and its joint venture partner, Minera Rio Tinto S.A. de C.V. a Mexcian company ("MRT"), have the option to acquire a number of mining properties located in the state of Chihuahua, Mexico. The first property being considered is "Cienguita"which is located in the state of Chihuahua, Mexico. Through Sierra, we are completing a report on this property and, through a private placement offering of our securities, plan to attempt to raise the required funding of US $1,500,000 to put the property back into production at an estimated rate of production of approximately 20,000 oz of gold per year. Previous drilling indicates that there are reserves of 100,000 oz of gold and the potential for expansion.

There is no guarantee that the funds can be raised or that the targeted production rate of 20,000 ounces of gold per year can be achieved.

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Sunburst Acquisitions IV, Inc.

We have audited the accompanying consolidated balance sheet of Sunburst Acquisitions IV, Inc. and subsidiary (a development stage company) as of February 29, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended February 29, 2004, for the year ended February 28, 2003, and for the period from inception (August 27, 1997) to February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisitions IV, Inc. as of February 29, 2004, and the results of its consolidated operations, cash flows and changes in stockholders' equity for the year ended February 29, 2004, for the year ended February 28, 2003, and for the period from inception (August 27, 1997) to February 29, 2004, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado May 24, 2004	PROFESSIONAL CORPORATION

Sunburst Acquisitions IV, Inc. and Subsidiary

(a Development Stage Company)

BALANCE SHEET

February 29, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 22,077
Accounts receivable	8,206
Other current assets	6,480

Total current assets	36,763

OTHER ASSETS
Investment in Sierra	57,500

TOTAL ASSETS	$ 94,263

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 6,338
Accrued interest	15,855
Convertible debenture	30,000
Notes payable - related parties	28,500

Total current liabilities	80,693

LONG-TERM LIABILITIES
Customer deposits	44,809

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value; 20,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 200,000,000 shares
authorized; 35,457,597 shares issued and outstanding	1,701,843
Additional paid-in capital from stock options	194,375
Additional paid-in capital	16
Stock subscriptions	67,025
Deficit accumulated during the development stage	(2,003,427)
Accumulated other comprehensive income	8,929

(31,239)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 94,263

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the period
	from inception
	(August 27, 1997)	For the year	For the year
	to February 29,	ended February 29,	ended February 28,
	2004	2004	2003

REVENUES	$ 246,395	$ 13,580	$ 24,580

EXPENSES
Cost of goods sold	24,721	8,082	16,639
Selling, general and administrative	1,430,460	357,879	273,795

Total expenses	1,455,181	365,961	290,434

NET OPERATING LOSS	(1,208,786)	(352,381)	(265,854)

OTHER INCOME AND EXPENSE
Interest expense	(43,283)	(4,580)	(4,811)
Gain on sale of securities	469,863	-	69,863

NET LOSS FROM CONTINUING OPERATIONS	(782,206)	(356,961)	(200,802)

DISCONTINUED OPERATIONS
Loss from operations of HollywoodBroadcasting.com
disposed of (net of income taxes of $0)	(2,066,371)	-	-
Gain on disposition of discontinued operations (net of income taxes of $0)	845,150	-	-

NET INCOME (LOSS)	(2,003,427)	(356,961)	(200,802)

Accumulated deficit
Balance, beginning of period	-	(1,646,466)	(1,445,664)

Balance, end of period	$ (2,003,427)	$ (2,003,427)	$ (1,646,466)

NET LOSS PER SHARE	$ (0.02)	$ (0.01)	$ (0.01)

Other comprehensive income (loss)
Unrealized foreign exchange income (loss)	$ 8,929	$ 14,739	$ (5,810)

OTHER COMPREHENSIVE INCOME (LOSS)	$ 8,929	$ 14,739	$ (5,810)

TOTAL COMPREHENSIVE INCOME (LOSS)	$ (1,994,498)	$ (342,222)	$ (206,612)

TOTAL COMPREHENSIVE INCOME (LOSS) PER SHARE
Loss from continuing operations	$ (0.02)	$ (0.01)	$ (0.01)
Loss from discontinued operations	(0.06)	-	-
Gain on disposal of discontinued operations	0.03	-	-
Other comprehensive income	-	-	-

Total comprehensive income (loss)	$ (0.05)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND
COMMON STOCK EQUIVALENTS OUTSTANDING	33,778,590	35,457,597	33,877,227

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the period
	from inception	For the year	For the year
	(August 27, 1997)	ended	ended
	to February 29,	February 29,	February 28,
	2004	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,003,427)	$ (356,961)	$ (200,802)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Gain on sale of securities	(469,863)	-	(69,863)
Foreign exchange income (loss), unrealized	8,929	14,739	(5,810)
Issuance of options	225,375	146,055	79,320
Depreciation	52,332	-	-
Allowance for doubtful accounts	88,360	-	88,360
Discontinued operations	(846,150)	-	-
(Increase) decrease in inventory	(57,705)	22,245	(22,245)
(Increase) decrease in other assets	(481,737)	84,380	(83,089)
(Increase) decrease in accounts receivable	(29,704)	13,038	(34,604)
Increase in accrued expenses	150,218	4,580	2,311
Increase in customer deposits	44,809	44,809	-
Increase (decrease) in accounts payable	125,232	74	(2,250)

Net cash flows from operating activities	(3,193,331)	(27,041)	(248,672)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	(22,353)	-	(22,353)
Maturity of investment	22,353	-	22,353
Proceeds from sale of securities	394,863	-	69,863
Purchase of property and equipment	(208,585)	-	-

Net cash flows from investing activities	186,278	-	69,863

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of sale of discontinued operations	1,000	-	-
Related party debt	691,056	-	(49,500)
Proceeds from notes payable to stockholders	548,191	-	-
Proceeds from notes payable	100,500	-	-
Proceeds from convertible debenture	30,000	30,000	-
Proceeds from exercise of options	33,000	-	33,000
Stock subscriptions	67,025	67,025	-
Paid-in capital	16	16	-
Issuance of note receivable	(57,500)	(57,500)	-
Issuance of common stock	1,615,842	-	204,426

Net cash flows from financing activities	3,029,130	39,541	187,926

NET INCREASE IN CASH
AND CASH EQUIVALENTS	22,077	12,500	9,117

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	9,577	460

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 22,077	$ 22,077	$ 9,577

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc.

(a Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Deficit
					accumulated
	Common stock		Additional		during the	Other	Total
	Number of		paid-in	Stock	development	comprehensive	stockholders'
	shares	Amount	capital	subscriptions	stage	income (loss)	equity (deficit)
Common stock issued for cash:
April 1999	15,000,000	$ 15,000	$ -	$ -	$ -	$ -	$ 15,000
May 1999	15,000,000	15,000	-	-	-	-	15,000
July 1999	2,500,000	2,500	22,500	-	-	-	25,000
August 1999	1,500,000	1,500	13,500	-	-	-	15,000
September 1999	136,667	137	81,863	-	-	-	82,000
October 1999	100,000	100	59,900	-	-	-	60,000
November 1999	376,667	377	225,623	-	-	-	226,000
December 1999	546,667	547	327,453	-	-	-	328,000
January 2000	521,667	522	312,478	-	-	-	313,000
February 2000	150,000	150	89,850	-	-	-	90,000
						-
Net loss for the period ended						-
February 29, 2000	-	-	-	-	(536,237)	-	(536,237)

Balance, February 29, 2000	35,831,668	35,833	1,133,167	-	(536,237)	-	632,763

Recapitalization of
HollywoodBroadcasting.com
December 4, 2000	9,070,831	1,309,283	(1,133,167)	-	-	-	176,116

Net loss for the year ended
February 28, 2001	-	-	-	-	(1,630,777)	-	(1,630,777)

Balance, February 28, 2001	44,902,499	1,345,116	-	-	(2,167,014)	-	(821,898)

Cancellation of shares:
December 4, 2000	(15,000,000)	-	-	-	-	-	-

Common stock issued for cash:
June 2001	235,000	7,050	-	-	-	-	7,050
July 2001	945,000	28,351	-	-	-	-	28,351
August 2001	350,000	10,500	-	-	-	-	10,500
September 2001	350,000	10,500	-	-	-	-	10,500
October 2001	330,000	9,900	-	-	-	-	9,900

Net gain for the year ended
February 28, 2002	-	-	-	-	721,350	-	721,350

Balance, February 28, 2002	32,112,499	1,411,417	-	-	(1,445,664)	-	(34,247)

Common stock issued for cash:
September 2002	1,082,098	110,126	-	-	-	-	110,126
November 2002	943,000	94,300	-	-	-	-	94,300

Common stock issued in exchange of debt:
September 2002	220,000	22,000	-	-	-	-	22,000

Options issued:
March 2002	-	31,000	31,000	-	-	-	62,000
June 2002	-	-	17,320	-	-	-	17,320

Options excercised:
April 2002	1,000,000	30,000	-	-	-	-	30,000
September 2002	100,000	3,000	-	-	-	-	3,000

Foreign exchange translation adjustment	-	-	-	-	-	(5,810)	(5,810)

Net loss for the year ended
February 28, 2003	-	-	-	-	(200,802)	-	(200,802)

Balance, February 28, 2003	35,457,597	1,701,843	48,320	-	(1,646,466)	(5,810)	97,887

Capital contribution	-	-	16	-	-	-	16

Stock subscriptions	-	-	-	67,025	-	-	67,025

Options issued:
March 2003	-	-	146,055	-	-	-	146,055

Foreign exchange translation adjustment	-	-	-	-	-	14,739	14,739

Net loss for the year ended
February 29, 2004	-	-	-	-	(602,206)	-	(602,206)

	35,457,597	$ 1,701,843	$ 194,391	$ 67,025	$ (2,248,672)	$ 8,929	$ (276,484)

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions IV, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2004

1. Summary of Significant Accounting Policies

Development Stage Activities and Basis of Presentation

Sunburst Acquisitions IV, Inc. (a development stage company) (the "Company") was formed to seek out and acquire business opportunities. In August 1999, the Company invested $1,000,000 in Prologic Management Systems, Inc. ("Prologic"), an Arizona corporation in the software industry, in anticipation of a business combination with that company. The agreement to acquire Prologic was terminated prior to its consummation, and the Company charged off the investment to operations in March 2000. Since that time, the Company has entered into an agreement with Prologic to recover a portion of its investment and, to date, has received $325,000 in funds related thereto. (See Note 5).

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

1. Summary of Significant Accounting Policies (continued)

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

See Note 7 for discussion of evaluation of deposit on merchandise and subsequent impairment write-down for the fiscal year ending February 29, 2004.

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

1. Summary of Significant Accounting Policies (continued)

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

During the year ended February 29, 2004, the Company issued 3,900,000 options under its Incentive Stock Option Plan. Compensation expense recognized for the year totaled $146,055. The average fair value was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:  risk free interest rate of 6.0% and 199% volatility, no assumed dividends, and an expected life of between five and ten years.

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

3. Related Party Transactions

As of February 29, 2004, the Company had notes payable to related entities in the amount of $28,500. Interest on these notes has been imputed at a rate of 6.09% and totaled $15,855 cumulatively at February 29, 2004.

4. Income Taxes

A deferred tax asset of $337,000 at February 29, 2004 relates to net operating losses and deductible temporary differences due to development stage costs. Management does not consider it likely that the deferred tax asset will be realized. Therefore, a full valuation allowance has been established against the deferred tax asset. The net operating losses will begin to expire in 2020.

5. Investment in Prologic Management Systems, Inc.

On February 16, 2001, the Company completed the sale of 2,859,972 shares of stock in Prologic Management Systems, Inc. ("Prologic"), an Arizona corporation, to Prologic, or its designees, for a total sales price of $400,000, or approximately $0.1399 per share. The sale was completed pursuant to the terms of a Settlement Agreement and Release, dated January 26, 2001. This investment had been charged to operations in August 2000 by the Company.

The sales price was paid $325,000 in cash at closing and $75,000 through Prologic's execution of a promissory note. The promissory note bears interest at the rate of 10% per annum and requires payments of $25,000 each on both the principal and interest, as of April 12, 2001, July 12, 2001, and October 12, 2001. No payments have been made to date. The Company does not expect to receive payment from Prologic. The Company has accrued an allowance for doubtful accounts covering the $75,000 note and the corresponding interest in the amount of $13,360.

In February 2004, all assets of Prologic were taken under foreclosure in bankruptcy. The Company has removed the note and interest and related allowance from its balance sheet.

6. Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. It has current assets of $36,763 and current liabilities totaling $80,693 resulting in a current ratio of 0.46 as of February 29, 2004. Liquidity was achieved through the exercise of options and through the issuance of a convertible debenture, and not from operations. The Company has a cumulative loss from continuing operations of approximately $782,000 at February 29, 2004, $558,000 of which was earned within the past two fiscal years. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company intends to reduce its cumulative loss from continuing operations through the attainment of profitable operations, either through its existing product lines which include ballasts (see Note 7) or potential cash flow from its new investment in a Mexican mining joint venture (see Note 13). In addition, the Company has conducted a private placement of convertible debt and equity (see Notes 11 and 12), which has generated sufficient liquidity to satisfy the initial cash requirements of its planned mining joint venture.

7. Distribution Agreement

On February 27, 2002, the Company signed a distribution agreement with EPI. EPI has a distribution agreement with Romlight, with offices at Stevmar House, Rockley, Christ Church Barbados, West Indies. Under this agreement, Sunburst Acquisitions IV, Inc. will be the sole sub-distributor for the length of the contract.

The distribution agreement between Romlight and EPI was signed October 5, 2000. The initial purchase for the first year was 20,000 units of a Romlight ballast. Romlight was not able to supply the ballasts in 2001 and, therefore, the contract took effect in 2002 when Romlight could produce and deliver the ballasts. During the last fiscal year, the Company took delivery of 500 ballasts valued at approximately $45,000 ($70,000CND). On January 23, 2003, the Company terminated its agreement with EPI and began an agreement with Romlight, the manufacturer of the ballasts. During the fiscal year ended February 29, 2004, the Company received samples of 600-watt ballast produced for Romlight by a Korean manufacturer, but did not sell any of the product due to quality concerns.

7. Distribution Agreement (continued)

A deposit of $183,454 ($245,920CND) was issued to Romlight through EPI pursuant to their agreement. The deposit will be applied to the last 1,000 ballasts and also gives the Company exclusive rights to sell Romlight Ballasts to the hydroponic market. Management has performed an impairment assessment on this long term assets and determined that, due to quality controls issues, the asset is impaired and has written off the entire deposit.

8. Sale of Discontinued Operations

On September 28, 2001, the Company completed the sale of its wholly owned subsidiary HollywoodBroadcasting.com for $1,000 in cash.

Operating results of HollywoodBroadcasting.com during the inception to date period are shown separately in the accompanying income statement as loss from discontinued operations.

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

On March 1, 2003, the Company granted 3,900,000 options under its Incentive Stock Option Plan, which vested immediately. Compensation expense was recognized for the fiscal year totaling $146,055 for these options. These options are exercisable at prices between $0.02 and $0.03 per share. One million options vested immediately; the remaining options vested 50% as of the date of grant and the remaining 50% on the one year anniversary of the date of grant.

Subsequent to year end, 1,000,000 options were exercised at $0.02 per share.

9. Stock Compensation Programs (continued)

The options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at February 28, 2002	-	$ -
Granted	2,100,000	0.03
Cancelled	-	-
Exercised	(1,100,000)	0.03
Outstanding at February 28, 2003	1,000,000	0.03
Granted	3,900,000	0.026
Cancelled	-	-
Exercised	-	-
Outstanding at February 29, 2004	4,900,000	$ 0.027

The following table summarizes options outstanding at February 29, 2004:

Range	Outstanding Number	Wtd. Ave. Life	Wtd. Ave. Price	Exercisable
$0.02 - $0.03	4,900,000	6.76	$0.027	2,950,000

10. Investment in Sierra Minerals and Mining, Inc.

As of February 29, 2004, in anticipation of the consummation of the share exchange agreement more fully described in Footnote 13, the Company had invested $57,500 in Sierra Minerals and Mining, Inc., a Nevada corporation ("Sierra.") An additional $167,500 was invested in Sierra after year end.

11. Convertible Debenture

On January 15, 2004, the Company secured financing in the form of a convertible debenture. The loan is convertible into common stock at any time during the following one year period. The conversion of principal and accrued interest (8% per annum) shall be at the rate of $0.02 per share.

12. Private Placement

The Company began accepting subscriptions for shares of common stock at $0.02 per share during the current fiscal year. At year end, the Company had received $67,025 as payment for approximately 3,351,250 shares of common stock, which amount is shown as common stock subscribed in the stockholders' equity section of the balance sheet. Subsequent to year end, the Company completed the private placement and issued 3,650,000 shares of common stock for total proceeds of $73,000.

13. Subsequent Events

Subsequent to year end, the Company began accepting subscriptions for shares of common stock at $0.10 per Unit. Each Unit consists of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.20 per share at any time during the twelve months following the date of issuance. The Company raised a total of $196,286 through the sale of Units.

On May 25, 2004, the Company completed a share exchange with the shareholders of Sierra (See Note 10) pursuant to the terms of the Share Exchange Agreement dated May 3, 2004. In the exchange, the Company issued 43,000,000 shares of common stock representing approximately 51.7% of the Company's then-outstanding shares to Sierra's shareholders in exchange for all of the shares of Sierra capital stock. As a result, Sierra became a wholly owned subsidiary of the Company.

Sierra is a party to a Joint Venture Agreement with Minera Rio Tinto S.A. de C.V., a Mexican company ("MRT") pursuant to which Sierra and MRT have agreed to explore and develop, if feasible, certain mining properties in the state of Chihuahua, Mexico.

Effective May 3, 2004, Sierra loaned a total of (US)$167,500 to MRT pursuant to an unsecured promissory note payable due August 31, 2004 with interest at 8%.

The joint venture agreement between Sierra and MRT requires Sierra to invest cash totaling $1,000,000 by June 30, 2004, and to secure a $2,000,000 line of credit for the joint venture within sixty days of signing the joint venture agreement. The $1,000,000 investment will be reduced by $57,500 and $167,500 previously advanced, plus accrued interest, upon commencement of the joint venture. MRT will contribute the properties. The joint venture is to be owned 60% by Sierra and 40% by MRT.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

ITEM 8A. CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of February 29, 2004, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended February 29, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Tenure
Terry Fields	60	President and Secretary since May 2001; Director since January 2001
Kelly Zastowny	39	Director since March 2002

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

Kelly Zastowny.

Since 1985 Mr. Zastowny has been involved in the hydroponics industry. His company, Western Water Farms ("WWF") is a major retailer and wholesaler of hydroponic equipment throughout North America, Europe and Australia. WWF produces unique liquid organic fertilizers, plastic molds, and other parts for the hydroponic industry. Compliance with Section 16(a) of the Exchange Act

The Company's officers, directors and principal shareholders have each filed an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5.

ITEM 10. EXECUTIVE COMPENSATION.

No officer or director received any cash remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive cash compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." In March, 2002, the Company adopted a Stock Compensation Plan for the benefit of directors, officers, employees, consultants and advisors. On or about March 1, 2003, the Board granted Terry Fields, the Company's President an option to acquire a total of up to 600,000 shares at an exercise price of $0.03 per share. The option is valid for a period of 10 years from the date of its grant. On March 1, 2003, the Board also granted options to four other persons who are not officers or directors of the Company, giving such persons the right to acquire a total of up to 3,300,000 shares at an exercise price of between $0.02 and $0.03 per share. Such options are all valid for periods of between 5 and 10 years from the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of February 29, 2004, the stock ownership of each executive officer and director of Sunburst Acquisitions, Inc., of all executive officers and directors as a group, and of each person known by Sunburst Acquisitions, Inc. to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any options, warrants or other rights to acquire additional securities of Sunburst Acquisitions, Inc., except as may be otherwise noted.

Name and Address	Number of Shares Owned Beneficially	% of Class Owned
Charles Malette 1550 35th Avenue West Vancouver, B.C. Canada, V6M1H2	13,500,000	38.07%
Terry Fields (1) No. 3 Poipu Drive Honolulu, HI 96825	600,000 (2)	1.69%
Kelly Zastowny (1) 103 - 20120 64th Avenue Langley, BC V2Y 1M8	0	0
Paul Kessler 6363 Sunset Boulevard, 5th Fl. Hollywood, CA 90028	6,525,000 (3)	18.40%
All directors and executive officers (2 persons)	600,000	1.699%

(1) The person listed is an officer, a director, or both, of the Company.

(2) Includes 600,000 shares of Common Stock which Mr. Fields has an option to acquire for a purchase price of $0.03 per share at any time on or before February 28, 2013.

(3) Includes (i) 2,000,000 shares of the Company's Common Stock which Mr. Kessler has an option to acquire for a purchase price of $0.03 per share at any time on or before February 25, 2007, and (ii) 1,500,000 shares of the Company's Common Stock which may be acquired by Bristol Capital, LLC pursuant to a convertible debenture dated January 16, 2004, which shares are deemed to be beneficially owned by Paul Kessler as an authorized signatory of Bristol Capital, LLC who has voting and investment control over the shares owned by Bristol Capital, LLC. The outstanding principal amount of the debenture and, at the option of the Company, the accrued interest on the debenture is convertible into shares of the Company's Common Stock at the rate of $0.02 per share. Pursuant to the terms of the stock option agreement, Mr. Kessler may not exercise the option if the result of such exercise would cause Mr. Kessler and his affiliates to beneficially own a number of shares of the Company's Common Stock which would exceed 4.9% of the Company's outstanding Common Stock. Pursuant to the terms of the debenture, Bristol Capital, LLC may not effect a conversion of the debenture if the result of such conversion would cause Bristol Capital, LLC and its affiliates to beneficially own a number of shares of the Company's Common Stock which would exceed 4.9% of the Company's outstanding Common Stock.

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

10.2 Distribution Agreement by and between Romlight International, Inc. and Sunburst Digital, Inc. (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on June 11, 2003).

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending February 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Comiskey & Co., P.C. for audit of the Company's annual financial statements were $5,000 for for the fiscal year ended February 29, 2004, and $3,824 for the fiscal year ended February 28, 2003. The aggregate fees billed by Comiskey & Co. for review of the Company's financial statements included in its quarterly reports on Form 10QSB were $1,315 during the period ended February 2, 2004, and $ 7,639 during the period ended February 28, 2003.

Audit-Related Fees

Comiskey & Co., P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending February 29, 2004 or February 28, 2004.

Tax Fees

The aggregate fees billed by Comiskey & Co. P.C. for tax compliance, advice and planning were $ 3,800 for the fiscal year ended February 29, 2004 and $ 3,917 for the fiscal year ended February 28, 2003.

All Other Fees

Comiskey & Co. P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended February 29, 2004 and February 28, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ TERRY FIELDS
Terry Fields, President and Director

Date: June 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ TERRY FIELDS
Terry Fields, President and Director

By: /S/ KELLY ZASTOWNY
Kelly Zastowny, Director

Date: June 14, 2004