Form 10QSB
period 2004-05-31
SUNBURST ACQUISITIONS IV INC
filed 2004-07-23
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2004

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

SUNBURST ACQUISITIONS IV, INC.

(Name of small business in its charter)

Colorado	0-23561	84-1431797
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

541 Howe Street, Suite 300 Vancouver, B.C., Canada	V6C 2C2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (604) 684-1755

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 83,107,597 as of July 19, 2004.

Transitional Small Business Disclosure Format (Check one):

Yes __ No X

SUNBURST ACQUISITIONS IV, INC.

Consolidated Financial Statements

Quarter Ended May 31, 2004

(Unaudited)

Index to Financial Statements

Balance Sheet

Statements of Operations

Statements of Cash Flows

Notes to Consolidated Financial Statements

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

Consolidated Balance Sheet

May 31

(Unaudited)

2004

Assets

Current
Cash	$33,687
Accounts receivable	8,068
Deposit for exploration expenditures (note 2)	227,500
Other current assets	6,842

Total Assets	$276,097

Liabilities

Current
Accounts payable and accrued liabilities	$29,561
Convertible debenture	30,000
Notes payable to related parties	28,500
Total Current Liabilities	88,061

Customer Deposits	44,056

Total Liabilities	$132,117

Stockholders' Equity

Capital Stock
Authorized
20,000,000 Preferred stock with no par value
200,000,000 Common stock with no par value
Issued
83,107,597 Common stock issued and outstanding	2,224,843
Additional Paid-In Capital from Stock Options	194,375
Additional Paid-In Capital	16
Stock Subscriptions	199,135
Deficit Accumulated During the Development Stage	(2,482,042)
Accumulated Other Comprehensive Income	7,653

Total Stockholders’ Equity	143,980

Total Liabilities and Stockholders’ Equity	$276,097

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the period
	from inception	For the three months ended
	(August 27, 1997)	May 31, Months ended
	to May 31, 2004	2004	2003

Revenues	$246,395	$0	$13,579

Expenses
Cost of goods sold	24,721	0	10,786
Selling, general and administrative	1,479,075	48,615	(2,158)
Total Expenses	1,503,796	48,615	8,628

Net Operating Income (Loss)	(1,257,401)	(48,615)	4,951
Other Income and Expense
Interest expense	(43,283)	0	(1,151)
Gain on sale of securities	469,863	0	0
Acquisition of resource properties	(430,000)	(430,000)	0

Net Income (Loss) from Continuing Operations	(1,260,821)	(478,615)	3,800
Discontinued Operations
Loss on disposal of HollywoodBroadcasting.com	(2,066,371)	0	0
Gain on disposition of discontinued operations	845,150	0	0

Net Income (Loss)	(2,482,042)	(478,615)	3,800

Accumulated Deficit, Beginning of Period	0	(2,003,427)	(1,646,466)

Accumulated Deficit, End of Period	$(2,482,042)	$(2,482,042)	$(1,642,666)

Other Comprehensive Income (Loss)
Unrealized foreign exchange income (loss)	$7,653	$(1,276)	$11,610
Total Comprehensive Income (Loss)	$(2,474,389)	$(479,891)	$15,410

Total Income (Loss) Per Share
Loss from continuing operations	$(0.03)	$(0.01)	$0.00
Loss from discontinued operations	$(0.06)	$0.00	$0.00
Gain on disposal of discontinued operations	$0.02	$0.00	$0.00

Total Income (Loss)	$(0.07)	$(0.01)	$0.00

Weighted Average Number of
Common Stock Outstanding	36,620,097	37,782,597	35,457,597

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

For the period
from inception	For the three months ended
(August 27, 1997)	May 31, Months ended
to May 31, 2004	2004	2003

Operating Activities
Net income (loss)	$(2,482,042)	$(478,615)	$3,800
Adjustments to reconcile net income (loss)
to net cash flows
Acquisition of resource properties	430,000	430,000	0
Gain on sale of securities	(469,863)	0	0
Foreign exchange loss, unrealized	7,653	(1,276)	11,610
Issuance of options	225,375	0	0
Depreciation	52,332	0	0
Allowance for doubtful accounts	88,360	0	0
Discontinued operations	(846,150)	0	0
(Increase) decrease in inventory	(57,705)	0	22,245
Decrease in other assets	(482,099)	(362)	(89,489)
(Increase) decrease in accounts receivable	(29,566)	138	12,128
Increase (decrease) in accrued expenses	150,218	0	1,151
Increase in customer deposits	44,056	(753)	42,132
Increase in accounts payable	132,600	7,368	1,167
Net Cash Flows from Operating Activities	(3,236,831)	(43,500)	4,744
Cash Flows from Investing Activities
Deposit for exploration expenditures	(227,500)	(170,000)	0
Purchase of investment	(22,353)	0	0
Maturity of investment	22,353	0	0
Proceeds from sale of securities	394,863	0	0
Purchase of property and equipment	(208,585)	0	0
Net Cash Flows from Investing Activities	(41,222)	(170,000)	0
Cash Flows from Financing Activities
Proceeds of sale of discontinued operations	1,000	0	0
Related party debt	691,056	0	0
Proceeds from notes payable to stockholders	548,191	0	0
Proceeds from notes payable	100,500	0	0
Proceeds from convertible debenture	30,000	0	0
Paid-in capital	16	0	0
Stock subscriptions	199,135	199,135	0
Proceeds from exercise of options	53,000	20,000	0
Issuance of common stock	1,688,842	5,975	0
Net Cash Flows from Financing Activities	3,311,740	225,110	0
Net Increase in Cash and Cash Equivalents	33,687	11,610	4,744
Cash and Cash Equivalents, Beginning of Period	0	22,077	9,577
Cash and Cash Equivalents, End of Period	$33,687	$33,687	$14,321

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Month Quarter Ended May 31, 2004

(Unaudited)

1.

MANAGEMENT’S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed as par to the Company’s February 29, 2004 Form 10KSB.

In the opinion of the Company’s management, these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at May 31, 2004 and the results of operations and the statement of cash flows for the three months ended May 31, 2004.  The results of operations for the three months ended May 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

2.

ACQUISITION OF SIERRA MINERALS AND MINING, INC.

During the quarter ending May 31, 2004, the Company completed a share exchange with the shareholders of Sierra Minerals and Mining, Inc. (“Sierra”).  Pursuant to the terms of the share exchange agreement, the Company issued 43,000,000 shares of its common stock in exchange for all of the outstanding shares of Sierra.  As a result, Sierra became a wholly owned subsidiary of the Company.  The common shares were valued at $0.01 per share which represents a 50% discount to the cash issue price of recent private placements of 3,650,000 shares at $0.02 per share.  Finder’s fees of 6,000,000 options to purchase the same number of shares in the Company at $0.01 per share are payable to non-related parties in connection with this share exchange.  The options have not yet been issued.  Sierra is a company incorporated in the state of Nevada that was incorporated just prior to the share exchange with the Company.  Sierra had no activities or operations other than having an option to acquire an interest in a property in Mexico, as noted below.  Due to the uncertainty of the future revenue to be generated from this property the cost of the acquisition of $430,000 has been charged to operations for the quarter ending May 31, 2004.

Sierra is a party to a joint venture agreement with Minera Rio Tinto S.A. de C.V., a Mexican company (“MRT”) pursuant to which Sierra and MRT have agreed to explore and develop, if feasible, certain mining properties in the state of Chihuahua, Mexico.  During the period the Company, loaned a total of $170,000 to MRT pursuant to an unsecured promissory note payable due August 31, 2004 with interest at 8% per annum (the Company had previously advanced $57,500 during the year ended February 29, 2004 under similar terms) to be applied to the $1,000,000 requirement investment as stated below.

The joint venture agreement between Sierra and MRT requires Sierra to invest cash totalling $1,000,000 by June 30, 2004, and to secure a $2,000,000 line of credit for the joint venture within sixty days of signing the joint venture agreement.  The $1,000,000 investment will be reduced by $57,500 and $170,000 previously advanced, plus accrued interest, upon commencement of the joint venture.  MRT will contribute the properties.  The joint venture is to be owned 60% by Sierra and 40% by MRT, however, should Sierra fail to secure the line of credit, its interest shall be reduced to 30% and the interest of MRT shall be increased to 70%.  The Company is in default of the agreement, as it did not fulfil its required investment of $1,000,000 by June 30, 2004 and did not secure a line of credit for $2,000,000.  The Company is currently looking for an extension on the agreement.

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three-Month Quarter Ended May 31, 2004

(Unaudited)

3.

COMMON STOCK

	Number
	of Shares	Amount

Balance, February 29, 2004	35,457,597	$1,701,843

Issued during the period
Pursuant to private placements	3,650,000	73,000
Pursuant to exercise of stock options	1,000,000	20,000
Pursuant to acquisition of Sierra (note 2)	43,000,000	430,000

Balance, May 31, 2004	83,107,597	$2,224,843

During the quarter the Company completed a private placement of 3,650,000 common shares for total proceeds of $73,000.  At February 28, 2004, the Company had received $67,025 of these proceeds and during the quarter ended May 31, 2004 received the remaining $5,975 to complete the private placement.

Also during the quarter the Company began accepting subscriptions for shares of common stock at $0.10 per unit.  Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.20 per share at any time during the twelve months following the date of issuance.  At May 31, 2004, the Company raised a total of $199,135 through the sale of these units.  No shares or warrants have been issued to date in connection with these private placements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as “forward looking statements, “ which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects  “and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement.  Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

We remain in the development stage.  Since inception we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and which have resulted in the accumulation of a substantial deficit during the development stage.  As of May 31, 2004, we have total current assets of $276,097, total current liabilities of $88,061, and a deficit of $ (2,482,042) accumulated in the development stage.

During the 1st quarter of 2004 (March – May) the Company received $73,000 in proceeds from a private placement offering of its common stock at $0.10 per share.  We also received subscriptions of $199,135 from a private placement offering of units at $0.10 per unit.  Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock at $0.20 per share at any time during the twelve months following the date of issuance of the warrants.  As of May 31, 2004, the unit offering remained open and no shares or warrants had been issued.  We had cash on hand of $33,687 as of May 31, 2004.

We plan to use any cash on hand to pay on-going expenses related to compliance with our reporting obligations under the Securities Exchange Act of 1934.  In the event additional capital is needed, it is our intention to raise it by offering additional common stock for sale in a private placement offering.

The Company has been working with a manufacturer (Romlight) on an Electronic Ballast since February 1, 2002.  A number of production samples have been delivered to the Company and tested.  Initially there were problems with the quality of the product and problems delivering large numbers of ballasts.

Early in 2003 the quality of samples improved but Romlight has not been able to deliver the quantity required and as a result most of the marketing efforts by the Company have been wasted.  Since future deliveries of ballasts remain uncertain, as of the end of its fiscal year (February 29, 2004), the Company classified its deposit with Romlight as impaired and wrote it off.

On May 25, 2004, we completed a share exchange transaction with Sierra Minerals and Mining, Inc.   Sierra is a company incorporated in the state of Nevada that was incorporated just prior to the share exchange with the Company.  Sierra had no activities or operations other than having an option interest in a property in Mexico, as noted below.  Due to the uncertainty of the future revenue to be generated from this property the cost of the acquisition of $430,000 has been charged to operations for the quarter ending May 31, 2004.  Sierra is a party to a joint Venture Agreement with Mineral Rio Tinto S.A. de C.V., a Mexican company (“MRT”), pursuant to which Sierra and MRT have agreed to explore and, if feasible, develop certain mining properties, which MRT has the option to acquire.  The properties are located in the state of Chihuahua, Mexico.  Under the terms of the Joint Venture Agreement, Sierra has a number of financial obligations, which the Company has agreed to help it meet, specifically the investment of $1,000,000 cash in the joint venture and securing a line-of-credit of $2,000,000.

The Company intends to seek the necessary capital either through a private placement offering of its securities or through debt financing.  We also intend to continue to seek additional funding for working capital purposes.  Should the Company be unable to raise the necessary funds for the Sierra project the joint venture agreement may be terminated by MRT.

Plan of Operations

We remain in the development stage.  Our current plan of operations for the balance fiscal year 2005 is to put any marketing distribution plans for the digital electronic ballasts on hold.

The Company plans to focus on the development of mining properties in Mexico.  To that end the Company completed a share exchange with Sierra Minerals and Mining, Inc. (“Sierra”) a Nevada corporation.

Sierra, and its joint venture partner, Minera Rio Tinto S.A. de C.V., a Mexican company (“MRT”), have the option to acquire a number of mining properties located in the state of Chihuahua, Mexico.  The first property being considered is “Cienguita” which is located in the state of Chihuahua, Mexico.  Through Sierra, we are completing a report on this property and, either through a private placement offering of our securities or through debt financing, plan to attempt to raise the required funding of US $1,500,00 to put the property back into production at an estimated rate of production of approximately 20,000 oz of gold per year.  Previous drilling indicates that there are reserves of 100,000 oz of gold and the potential for expansion.

At the date of this report, Sierra is in default on its payments for “Cieneguita” under the terms of its Joint Venture Agreement with Minera Rio Tinto S.A. de C.V., and the Company is continuing with its efforts to raise the required funding to permit Sierra to satisfy its joint venture obligations.  Although Company management believes that the necessary funding will be obtained, there is no guarantee that the funds can be raised or that the targeted production rate of 20,000 ounces of gold per year can be achieved.

The Company is actively seeking funding for the project.

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

PART II - OTHER INFORMATION

ITEM 2.

CHANGES IN SECURITIES.

During the quarter ended May 31, 2004, the Company completed a private placement offering of 3,650,000 shares of common stock at a price of $0.02 per share.  All such shares were issued for cash in transactions which were made in reliance upon exemptions from registration under the Securities Act of 1933.  The gross offering proceeds received from the sale of such shares was $73,000, and the Company paid no underwriting discounts or commissions.  In addition, during the quarter ended May 31, 2004, the Company received subscriptions in the amount of $199,135 from a private placement offering of units at $0.10 per unit.  Each unit consists of one share of common stock and one warrant to purchase an additional share of stock at the price of $0.20 per share at any time within twelve months from the date of issuance of the warrant.   As of May 31, 2004, the unit offering remained open.

A total of 361,095 units ($36,109.50) were offered and sold in reliance upon the intrastate offering exemption from registration provided by Section 3(a)(11) of the Securities Act of 1933. All the shares of common stock and all remaining units were offered and sold in reliance upon the safe harbor provisions of Regulation S, adopted under the Securities Act of 1933, for offers and sales that occurred outside the United States.  As of May 31, 2004, no share certificates or warrants certificates had been issued in conjunction with either of these private placement offerings.

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

(c)

No reports on Form 8-K were filed by the Company for the quarter ended May 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ TERRY FIELDS

Terry Fields, President and Director

Date:  July 23, 2004

By: /S/ MARIO AYUB

Mario Ayub, Director

Date: July 23, 2004