Form 10QSB/A
period 2004-05-31
SUNBURST ACQUISITIONS IV INC
filed 2004-08-09
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

Consolidated Balance Sheet

May 31

(Unaudited)

2004

Assets

Current
Cash	$33,687
Accounts receivable	8,068
Other current assets	6,842

Total Assets	$48,597

Liabilities

Current
Accounts payable and accrued liabilities	$42,949
Convertible debenture	30,000
Notes payable to related parties	28,500
Total Current Liabilities	101,449

Customer Deposits	44,056

Total Liabilities	$145,505

Stockholders' Deficit

Capital Stock
Authorized
20,000,000 Preferred stock with no par value
200,000,000 Common stock with no par value
Issued
83,107,597 Common stock issued and outstanding	2,224,843
Additional Paid-In Capital from Stock Options	194,375
Additional Paid-In Capital	16
Stock Subscriptions	199,135
Deficit Accumulated During the Development Stage	(2,722,930)
Accumulated Other Comprehensive Income	7,653

Total Stockholders’ Deficit	(96,908)

Total Liabilities and Stockholders’ Deficit	$48,597

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the period
	from inception	For the three months ended
	(August 27, 1997)	May 31, Months ended
	to May 31, 2004	2004	2003

Revenues	$246,395	$0	$13,579

Expenses
Cost of goods sold	24,721	0	10,786
Selling, general and administrative	1,492,463	62,003	(2,158)
Total Expenses	1,517,184	62,003	8,628

Net Operating Income (Loss)	(1,270,789)	(62,003)	4,951
Other Income and Expense
Interest expense	(43,283)	0	(1,151)
Gain on sale of securities	469,863	0	0
Deposit for mineral properties	(227,500)	(227,500)	0
Acquisition of resource properties	(430,000)	(430,000)	0

Net Income (Loss) from Continuing Operations	(1,501,709)	(719,503)	3,800
Discontinued Operations
Loss on disposal of HollywoodBroadcasting.com	(2,066,371)	0	0
Gain on disposition of discontinued operations	845,150	0	0

Net Income (Loss)	(2,722,930)	(719,503)	3,800

Accumulated Deficit, Beginning of Period	0	(2,003,427)	(1,646,466)

Accumulated Deficit, End of Period	$(2,722,930)	$(2,722,930)	$(1,642,666)

Other Comprehensive Income (Loss)
Unrealized foreign exchange income (loss)	$7,653	$(1,276)	$11,610
Total Comprehensive Income (Loss)	$(2,715,277)	$(720,779)	$15,410

Total Income (Loss) Per Share
Loss from continuing operations	$(0.04)	$(0.02)	$0.00
Loss from discontinued operations	$(0.06)	$0.00	$0.00
Gain on disposal of discontinued operations	$0.02	$0.00	$0.00

Total Income (Loss)	$(0.08)	$(0.02)	$0.00

Weighted Average Number of
Common Stock Outstanding	36,620,097	37,782,597	35,457,597

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

For the period
from inception	For the three months ended
(August 27, 1997)	May 31, Months ended
to May 31, 2004	2004	2003

Operating Activities
Net income (loss)	$(2,722,930)	$(719,503)	$3,800
Adjustments to reconcile net income (loss)
to net cash flows
Write-off of deposit for exploration expenditures	0	57,500
Acquisition of resource properties	430,000	430,000	0
Gain on sale of securities	(469,863)	0	0
Foreign exchange loss, unrealized	7,653	(1,276)	11,610
Issuance of options	225,375	0	0
Depreciation	52,332	0	0
Allowance for doubtful accounts	88,360	0	0
Discontinued operations	(846,150)	0	0
(Increase) decrease in inventory	(57,705)	0	22,245
Decrease in other assets	(482,099)	(362)	(89,489)
(Increase) decrease in accounts receivable	(29,566)	138	12,128
Increase (decrease) in accrued expenses	163,606	13,388	1,151
Increase in customer deposits	44,056	(753)	42,132
Increase in accounts payable	132,600	7,368	1,167
Net Cash Flows from Operating Activities	(3,464,331)	(213,500)	4,744
Cash Flows from Investing Activities
Purchase of investment	(22,353)	0	0
Maturity of investment	22,353	0	0
Proceeds from sale of securities	394,863	0	0
Purchase of property and equipment	(208,585)	0	0
Net Cash Flows from Investing Activities	186,278	0	0
Cash Flows from Financing Activities
Proceeds of sale of discontinued operations	1,000	0	0
Related party debt	691,056	0	0
Proceeds from notes payable to stockholders	548,191	0	0
Proceeds from notes payable	100,500	0	0
Proceeds from convertible debenture	30,000	0	0
Paid-in capital	16	0	0
Stock subscriptions	199,135	199,135	0
Proceeds from exercise of options	53,000	20,000	0
Issuance of common stock	1,688,842	5,975	0
Net Cash Flows from Financing Activities	3,311,740	225,110	0
Net Increase in Cash and Cash Equivalents	33,687	11,610	4,744
Cash and Cash Equivalents, Beginning of Period	0	22,077	9,577
Cash and Cash Equivalents, End of Period	$33,687	$33,687	$14,321

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

2.

ACQUISITION OF SIERRA MINERALS AND MINING, INC.

During the quarter ending May 31, 2004, the Company completed a share exchange with the shareholders of Sierra Minerals and Mining, Inc. (“Sierra”).  Pursuant to the terms of the share exchange agreement, the Company issued 43,000,000 shares of its common stock in exchange for all of the outstanding shares of Sierra.  As a result, Sierra became a wholly owned subsidiary of the Company.  The common shares were valued at $0.01 per share which represents a 50% discount to the cash issue price of recent private placements of 3,650,000 shares at $0.02 per share.  Finder’s fees of 6,000,000 options to purchase the same number of shares in the Company at $0.01 per share are payable to non-related parties in connection with this share exchange.  The options have not yet been issued.  Sierra is a company incorporated in the state of Nevada that was incorporated just prior to the share exchange with the Company.  Sierra had no activities, other than minor organizational charges, and no operations other than having an option to acquire an interest in a property in Mexico (as noted below).  Due to the uncertainty of the future revenue to be generated from this property the cost of the acquisition of $430,000 has been charged to operations for the quarter ending May 31, 2004.

Sierra is a party to a joint venture agreement with Minera Rio Tinto S.A. de C.V. (“MRT”), a Mexican company, pursuant to which Sierra and MRT have agreed to explore and develop, if feasible, certain mining properties in the state of Chihuahua, Mexico.  During the period, the Company loaned on behalf of Sierra, a total of $227,500 to MRT.  Of this amount, $167,500 is pursuant to an unsecured promissory note payable due August 31, 2004 with interest at 8% per annum.  In addition, at February 28, 2004, the Company had loaned $57,500 pursuant to an unsecured promissory note payable, due April 9, 2004 at a rate of 8%.  The remaining funds of $2,500 have no terms and are non-interest bearing.  The amounts loaned are not recoverable.  Should Sierra fail to complete the terms of the option agreement as discussed below, Sierra will lose all right to the loaned amount.  As such, the Company wrote off the $57,500 previously advanced at February 28, 2004, as well as the $170,000 loaned to MRT during the first quarter ended May 31, 2004, for a total charge to operations of $227,500.

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three-Month Quarter Ended May 31, 2004

(Unaudited)

2.

ACQUISITION OF SIERRA MINERALS AND MINING, INC. (Continued)

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

During the period from inception of Sierra (March 19, 2004) to June 30, 2004, MRT and Sierra shared a common director and were therefore acting as related parties.

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

Liquidity and Capital Resources

We remain in the development stage.  Since inception we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and which have resulted in the accumulation of a substantial deficit during the development stage.  As of May 31, 2004, we have total current assets of $48,597, total current liabilities of $101,449, and a deficit of $ (2,722,930) accumulated in the development stage.

During the 4th quarter of the fiscal year ending February 29, 2004 and the 1st quarter of 2005 (March – May), the Company received $73,000 in proceeds from a private placement offering of its common stock at $0.10 per share.  We also received subscriptions of $199,135 from a private placement offering of units at $0.10 per unit.  Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock at $0.20 per share at any time during the twelve months following the date of issuance of the warrants.  As of May 31, 2004, the unit offering remained open and no shares or warrants had been issued.  We had cash on hand of $33,687 as of May 31, 2004.

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

On May 25, 2004, we completed a share exchange transaction with Sierra Minerals and Mining, Inc.   Sierra is a company incorporated in the state of Nevada that was incorporated just prior to the share exchange with the Company.  Sierra had no activities other than minor organizational charges, and no operations other than having an option to acquire an interest in a property in Mexico.  Due to the uncertainty of the future revenue to be generated from this property the cost of the acquisition of $430,000 and deposits of $227,500 have been charged to operations for the quarter ending May 31, 2004.  Sierra is a party to a joint Venture Agreement with Mineral Rio Tinto S.A. de C.V., a Mexican company (“MRT”), pursuant to which Sierra and MRT have agreed to explore and, if feasible, develop certain mining properties, which MRT has the option to acquire.  The properties are located in the state of Chihuahua, Mexico.  Under the terms of the Joint Venture Agreement, Sierra has a number of financial obligations, which the Company has agreed to help it meet. These include the investment of $1,000,000 cash in the joint venture and securing a line-of-credit of $2,000,000.

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

Sierra, and its joint venture partner, Minera Rio Tinto S.A. de C.V., a Mexican company (“MRT”), have the option to acquire a number of mining properties located in the state of Chihuahua, Mexico.  The first property being considered is “Cienguita” which is located in the state of Chihuahua, Mexico.  Through Sierra, we are completing a report on this property and, either through a private placement offering of our securities or through debt financing, plan to attempt to raise the required funding of US $1,500,000 to put the property back into production at an estimated rate of production of approximately 20,000 oz of gold per year.  Previous drilling indicates that there are reserves of 100,000 oz of gold and the potential for expansion.

At the date of this report, Sierra is in default on its payments for “Cieneguita” under the terms of its Joint Venture Agreement with Minera Rio Tinto S.A. de C.V., and is seeking an extension. The Company is continuing with its efforts to raise the required funding to permit Sierra to satisfy its joint venture obligations.  Although Company management believes that the necessary funding will be obtained, there is no guarantee that the funds can be raised or that the targeted production rate of 20,000 ounces of gold per year can be achieved.

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

PART II - OTHER INFORMATION

ITEM 2.

CHANGES IN SECURITIES.

During the fourth quarter of the fiscal year ending February 29, 2004, and the quarter ended May 31, 2004, the Company completed a private placement offering of 3,650,000 shares of common stock at a price of $0.02 per share.  All such shares were issued for cash in transactions which were made in reliance upon exemptions from registration under the Securities Act of 1933.  The gross offering proceeds received from the sale of such shares was $73,000, and the Company paid no underwriting discounts or commissions.  In addition, during the quarter ended May 31, 2004, the Company received subscriptions in the amount of $199,135 from a private placement offering of units at $0.10 per unit.  Each unit consists of one share of common stock and one warrant to purchase an additional share of stock at the price of $0.20 per share at any time within twelve months from the date of issuance of the warrant.   As of May 31, 2004, the unit offering remained open.

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

Date:  August 9, 2004

By: /S/ MARIO AYUB

Mario Ayub, Director

Date: August 9, 2004