Form 10QSB
period 2004-08-31
SUNBURST ACQUISITIONS IV INC
filed 2004-10-27
CIK 1046672

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                          For the quarter ended August 31, 2004

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the transition period from ____ to _____


                        SUNBURST ACQUISITIONS IV, INC.
                    (Name of small business in its charter)



		Colorado			0-23561                 84-1431797
	(State or other jurisdiction 	(Commission File Number)       (IRS Employer
								     Identification Number)
	of incorporation)

       541 Howe Street, Suite 300
        Vancouver, B.C., Canada          V6C 2C2

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (604) 684-1755

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 886,894,312 as of October 15, 2004.

Transitional Small Business Disclosure Format (Check one):
Yes __ No X

      SUNBURST ACQUISITIONS IV, INC.

      CONSOLIDATED FINANCIAL STATEMENTS
       SIX-MONTHS ENDED AUGUST 31, 2004
      (UNAUDITED)






INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet                  	3

Consolidated Statements of Operations       	4

Consolidated Statements of Cash Flows   	5

Notes to Consolidated Financial Statements	6

SUNBURST ACQUISITIONS IV, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AUGUST 31
(UNAUDITED)

------------------------------------------------------------------
                                                              2004
------------------------------------------------------------------

ASSETS

CURRENT
  Cash                                                     $365,955
  Accounts receivable                                         8,378
  Other current assets                                        6,983
------------------------------------------------------------------
TOTAL ASSETS                                               $381,316
------------------------------------------------------------------
LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                  $80,619
  Convertible debentures (note 3)                           581,250
  Notes payable to related parties                           28,500
------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                   690,369

CUSTOMER DEPOSITS                                            45,747
------------------------------------------------------------------
TOTAL LIABILITIES                                           736,116
------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)

CAPITAL STOCK
  AUTHORIZED
    20,000,000 Preferred stock with no par value
    200,000,000 Common stock with no par value
  ISSUED
    86,618,692 Common stock issued and outstanding        2,435,978
ADDITIONAL PAID-IN CAPITAL FROM STOCK OPTIONS               194,375
ADDITIONAL PAID-IN CAPITAL                                       16
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE        (2,991,662)
ACCUMULATED OTHER COMPREHENSIVE INCOME                        6,493
------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                (354,800)
------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $381,316
------------------------------------------------------------------


See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------
						   Period Ended
                                                  from Inception
                                                (August 27, 1997) Three Months Ended August 31,Six Months Ended August 31,
                                                to August 31, 2004          2004          2003         2004         2003
-----------------------------------------------------------------------------------------------------------------------
REVENUES                                                  $246,395            $0            $0           $0      $13,579
-----------------------------------------------------------------------------------------------------------------------
EXPENSES
   Cost of goods sold                                       24,721             0             0            0       10,786
   Selling, general and administrative                   1,593,278       114,203         5,565      162,818        3,407
-----------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                           1,617,999       114,203         5,565      162,818       14,193
-----------------------------------------------------------------------------------------------------------------------
NET OPERATING LOSS                                     (1,371,604)     (114,203)       (5,565)    (162,818)        (614)
OTHER INCOME AND EXPENSE
   Interest expense                                      (186,200)     (142,917)       (1,152)    (142,917)      (2,303)
   Gain on sale of securities                              469,863             0             0            0            0
   Acquisition of resource properties (note 2)           (682,500)      (25,000)             0    (682,500)            0
-----------------------------------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                    (1,770,441)     (282,120)       (6,717)    (988,235)      (2,917)
DISCONTINUED OPERATIONS
  Loss on disposal
    HollywoodBroadcasting.com                          (2,066,371)             0             0            0            0
  Gain on disposition of discontinued operations           845,150             0             0            0            0
-----------------------------------------------------------------------------------------------------------------------
NET LOSS                                               (2,991,662)     (282,120)       (6,717)    (988,235)      (2,917)
ACCUMULATED DEFICIT, BEGINNING OF PERIOD                         0   (2,482,042)   (1,642,666)  (2,003,427)  (1,646,466)
-----------------------------------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT, END OF PERIOD                     (2,991,662)   (2,764,162)   (1,649,383)  (2,991,662)  (1,649,383)
-----------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS)
   Unrealized foreign exchange income (loss)                 6,493       (1,160)       (1,496)      (2,436)       10,114
-----------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE LOSS                              $(2,985,169)    $(283,280)      $(8,213)   $(990,671)       $7,197
-----------------------------------------------------------------------------------------------------------------------
TOTAL LOSS PER SHARE
   Loss from continuing operations                        $ (0.02)      $ (0.00)      $ (0.00)     $ (0.02)     $ (0.00)
   Loss from discontinued operations                        (0.02)        (0.00)        (0.00)       (0.00)       (0.00)
   Gain on disposal of discontinued operations                0.01        (0.00)        (0.00)       (0.00)       (0.00)
-----------------------------------------------------------------------------------------------------------------------
TOTAL LOSS                                                $ (0.03)      $ (0.00)      $ (0.00)     $ (0.02)     $ (0.00)
-----------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK OUTSTANDING                              86,618,692    84,578,702    35,457,597   61,555,963   35,457,597
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


------------------------------------------------------------------------------------------------
				     Period from Inception
                                       (August 27, 1997)              Six Months Ended August 31,
                                       to August 31, 2004                 2004         2003
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                                       $(2,991,662) $(988,235)$(2,917)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH FLOWS
   Write-off of deposit for exploration expenditures                        0     57,500       0
   Acquisition of resource properties (note 2)                        430,000    430,000       0
   Accrued interest on Convertible Debentures                         142,917    142,917       0
   Gain on sale of securities                                       (469,863)          0       0
   Foreign exchange loss, unrealized                                    6,493    (2,436)  10,114
   Issuance of options                                                225,375          0       0
   Depreciation                                                        52,332          0       0
   Allowance for doubtful accounts                                     88,360          0       0
   Discontinued operations                                          (846,150)          0       0
   (Increase) decrease in inventory                                  (57,705)          0  22,245
   Decrease in other assets                                         (482,240)      (503)(87,692)
   (Increase) decrease in accounts receivable                        (29,876)      (172)  12,128
   Increase (decrease) in accrued expenses                            150,218          0   2,302
   Increase in customer deposits                                       45,747        938  41,712
   Increase in accounts payable                                       183,658     58,426   3,734
------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                          (3,552,396)  (301,565)   1,717
------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Purchase of investment                                           (22,353)          0       0
    Maturity of investment                                             22,353          0       0
    Proceeds from sale of securities                                  394,863          0       0
    Purchase of property and equipment                              (208,585)          0       0
------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       186,278          0       0
------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Proceeds of sale of discontinued operations                          1,000          0       0
   Related party debt                                                 691,056          0       0
   Proceeds from notes payable to stockholders                        548,191          0       0
   Proceeds from notes payable                                        100,500          0       0
   Proceeds from convertible debenture                                438,333    408,333       0
   Paid-in capital                                                         16          0       0
   Stock subscriptions                                                196,135    196,135       0
   Proceeds from exercise of options                                   68,000     35,000       0
   Issuance of common stock                                         1,688,842      5,975       0
------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                               3,732,073    645,443       0
------------------------------------------------------------------------------------------------
INFLOW OF CASH AND CASH EQUIVALENTS                                   365,955    343,878   1,717
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              0     22,077   9,577
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $365,955   $365,955 $11,294
------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX-MONTH ENDED AUGUST 31, 2004
(UNAUDITED)

-------------------------------------------------------------------------------

   1. MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

   These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as par to the Company's February 29, 2004 Form 10KSB.

   In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at August 31, 2004 and the results of operations for the three-months and six-months ended August 31, 2004, and the statement of cash flows for the six-months ended August 31, 2004. The results of operations for the three months ended August 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

2. ACQUISITION OF SIERRA MINERALS AND MINING, INC.

   During  the  quarter  ending  May  31,  2004,  the Company completed a share exchange with the shareholders of Sierra Minerals and Mining, Inc. ("Sierra"). Pursuant to the terms of the share exchange agreement, the Company issued 43,000,000 shares of its common stock in exchange for all of the outstanding shares of Sierra. As a result, Sierra became a wholly owned subsidiary of the Company. The common shares were valued at $0.01 per share which represents a 50% discount to the cash issue price of recent private placements of 3,650,000 shares at $0.02 per share. Finder's fees of 6,000,000 options to purchase the same number of shares in the Company at $0.01 per share are payable to non-related parties in connection with this share exchange. The options have not yet been issued. Sierra is a company incorporated in the state of Nevada that was incorporated just prior to the share exchange with the Company. Sierra had no activities or operations other than having an option to acquire an interest in a property in Mexico, as noted below. Due to the uncertainty of the future revenue to be generated from this property the cost of the acquisition of $430,000 has been charged to operations for the quarter ending May 31, 2004.

   Sierra is a party to a joint venture agreement with Minera Rio Tinto S.A. de C.V., a Mexican company ("MRT") pursuant to which Sierra and MRT have agreed to explore and develop, if feasible, certain mining properties in the state of Chihuahua, Mexico. During the period the Company, loaned a total of $195,000 to MRT pursuant to an unsecured promissory note payable due August 31, 2004 with interest at 8% per annum (the Company had previously advanced $57,500 during the year ended February 29, 2004 under similar terms) to be applied to the $1,000,000 requirement investment as stated below.

   The joint venture agreement between Sierra and MRT requires Sierra to invest cash totalling $1,000,000 by June 30, 2004, and to secure a $2,000,000 line of credit for the joint venture within sixty days of signing the joint venture agreement. The $1,000,000 investment will be reduced by $57,500 and $195,000 previously advanced, plus accrued interest, upon commencement of the joint venture. MRT will contribute the properties. The joint venture is to be owned 60% by Sierra and 40% by MRT, however, should Sierra fail to secure the line of credit, its interest shall be reduced to 30% and the interest of MRT shall be increased to 70%.

   The Company is in default of the agreement, as it did not fulfil its required investment of $1,000,000 by June 30, 2004 and did not secure a line of credit for $2,000,000. On October 1, 2004, the Company has signed an extension to provide the required investment of $1,000,000 by November 10, 2004. The Company will also have until November 30, 2004, to secure the $2,000,000 line of credit.

SUNBURST ACQUISITIONS IV, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX-MONTH ENDED AUGUST 31, 2004
(UNAUDITED)

-------------------------------------------------------------------------------

3. CONVERTIBLE DEBENTURES

   On August 25, 2004, the company entered into a Securities Purchase Agreement (the "Agreement"), with Bristol Investment Fund, Ltd., Alpha Capital AG and Stonestreet LP (the "Purchasers"). Pursuant to the Agreement, the Purchasers agreed to purchase up to $1,350,000 in face amount of Secured Convertible Debentures (the "Debentures") from the company. The Debentures will not bear interest but will be issued at a 35% premium to the Purchaser's Subscription amount. Accordingly, the cash purchase price for the full $1,350,000 face amount of the Debentures will be $1,000,000. The Debentures will be due and payable in full one year from the date of issuance.

   The Purchasers have the right to convert the full face amount of the Debentures to common stock of the company at a price of $0.10 per share.
    The conversion price is subject to adjustment in the event the market price of the company's common stock falls below $0.10 per share for 10 days during any 20 consecutive day period. Under the Agreement, the Purchasers will also receive Warrants and Additional Investment Rights to purchase shares of the company's common stock. The Warrants are exercisable at a price of $0.12 per share for a period of 5 years and give the holders the right to purchase the same number of shares as the total number of shares issuable upon conversion of the Debentures. The Additional Investment Rights are exercisable at a price of $0.10 per share and give the holders the right to purchase the same number of shares as the total number of shares issuable upon conversion of the Debentures. The Additional Investment Rights will generally be exercisable for a period of six months following the effective date of a registration statement (the "Registration Statement") to be filed for purposes of registering the common stock underlying the Debentures, the Warrants and the Additional Investment Rights. The company is obligated to file the Registration Statement within 30 days after the initial closing under the Agreement.

   On August 30, 2004, the Company received Debentures Principal proceeds of $551,250 of which $142,917 has been charged as interest. The cash purchase price of the Debentures received was $408,333 less finder fees and commissions of $60,833 for net proceeds of $347,500.

4. COMMON STOCK

----------------------------------------------------------------
                                               NUMBER
                                             OF SHARES   AMOUNT
----------------------------------------------------------------

Balance, February 29, 2004                   35,457,597$1,701,843

Issued during the period
   Pursuant to private placements             3,650,000    73,000
   Pursuant to exercise of stock options      1,000,000    20,000
   Pursuant to acquisition of Sierra (note 2)43,000,000   430,000

Balance, May 31, 2004                        83,107,597$2,224,843


SUNBURST ACQUISITIONS IV, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX-MONTH ENDED AUGUST 31, 2004
(UNAUDITED)



4. COMMON STOCK (CONTINUED)


----------------------------------------------------------------
					  NUMBER
                                        OF SHARES    AMOUNT
----------------------------------------------------------------

Issued during the period
   Pursuant to private placements        2,011,095   196,135
   Pursuant to exercise of stock options 1,500,000    15,000

Balance, August 31, 2004                86,618,692$2,435,978

   During the quarter ended May 31, 2004, the Company completed a private placement of 3,650,000 common shares for total proceeds of $73,000. At February 28, 2004, the Company had received $67,025 of these proceeds and during the quarter ended May 31, 2004 received the remaining $5,975 to complete the private placement.

   During the quarter ended August 31, 2004, the Company completed a private placement of 2,011,095 units at $0.10 per unit. Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.20 per share at any time during the twelve months following the date of issuance. At May 31, 2004, the Company raised a total of $196,135 through the sale of these units.

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

LIQUIDITY AND CAPITAL RESOURCES

We remain in the development stage. Since inception we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and which have resulted in the accumulation of a substantial deficit during the development stage. As of August 31, 2004, we have total current assets of $381,316, total current liabilities of $690,369, and a deficit of $ (2,991,662) accumulated in the development stage.

We had cash on hand of $365,955 as of August 31, 2004 primarily as a result of our receipt of net proceeds from two private placement securities offerings and after advancing a total of $252,500 to a joint venture in which our wholly-
owned subsidiary, Sierra Minerals and Mining, Inc., is a party.   Subsequent to
the end of the quarter, on September 1, 2004, we advanced an additional $230,000 to the same joint venture.

During the quarter ended August 31, 2004, the Company completed a private placement offering of units which it had commenced during the previous quarter. As of May 31, 2004, the Company had received subscriptions for a total of 1,991,350 units at $0.10 per unit. During the quarter ended August 31, 2004,
the Company received subscriptions for an additional 19,745 units.   Each unit
sold in this offering consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.20 per share at any time during the twelve months following the date of issuance. We received a total of $196,135 in net proceeds from this offering.

During the current quarter we also received net proceeds of $347,500 from the offer and sale of Secured Convertible Debentures pursuant to a Securities Purchase Agreement dated August 25, 2004.


The Securities Purchase Agreement dated August 25, 2004, is between the Company and Bristol Investment Fund, Ltd., Alpha Capital AG and Stonestreet LP (the "Purchasers"). Pursuant to the Securities Purchase Agreement, the Purchasers agreed to purchase up to $1,350,000 in face amount of Secured Convertible Debentures (the "Debentures") from the company. The Debentures will not bear interest but will be issued at a 35% premium to the Purchaser's Subscription amount.

Accordingly, the cash purchase price for the full $1,350,000 face amount of the
Debentures will be $1,000,000.   The Debentures will be due and payable in full
one year from the date of issuance.

On August 30, 2004, the Company received net proceeds of $347,500 as a result
of the initial closing under the Securities Purchase Agreement.   At the
initial closing, the Purchasers paid $408,333 for purchase of Secured Convertible Debentures issued by the Company in the face amount of $551,250. Finders fees, commissions and other offering expenses totaling $60,833 were paid out of the gross offering proceeds, which resulted in net proceeds to the Company of $347,500.

As previously reported, on May 25, 2004, we completed a share exchange transaction with Sierra Minerals and Mining, Inc, a Nevada corporation. Sierra is a party to a joint Venture Agreement with Mineral Rio Tinto S.A. de C.V., a Mexican company ("MRT"), pursuant to which Sierra and MRT have agreed to explore and, if feasible, develop certain mining properties, which MRT has the option to acquire. The properties are located in the state of Chihuahua,
Mexico.   Due to the uncertainty of the future revenue to be generated from this property the cost of the acquisition of $430,000 and deposits of $252,500 have been charged to operations for the quarter ending August 31, 2004.

Pursuant to the terms of the Joint Venture Agreement between Sierra and MRT, Sierra was required to invest cash totalling $1,000,000 into the joint venture by June 30, 2004, and was also required to secure a $2,000,000 line of credit for the joint venture within sixty days of signing the joint venture agreement. At the time of completion of its share exchange with Sierra, the Company agreed to assist Sierra in meeting its financial obligations under the Joint Venture Agreement.

As of August 31, 2004, Sierra was in default under the terms of the joint venture agreement as a result of its failure to satisfy its financial obligations. As of that date, (and as of September 1, 2004, when it invested the additional $230,000 it received from the Company as of that date) it had not obtained the required $2,000,000 line of credit and it had not invested $1,000,000 in cash. However, on October 1, 2004, subsequent to the end of the current quarter, Sierra signed an extension agreement pursuant to which the deadline for investment of an additional $517,500 (the balance of the original $1,000,000 commitment after applying the $482,500 invested to date) and to obtain the required $2,000,000 line of credit would be extended to November 30, 2004.

The Company plans to continue with its efforts to assist Sierra in satisfying
its financial obligations to the joint venture.   We intend to advance
additional funds to Sierra out of any net proceeds we receive as a result of subsequent closings under the Securities Purchase Agreement. We may also seek to raise additional capital through other private placement offering or through debt financing. We also intend to continue seeking potential sources for the $2,000,000 line of credit.

PLAN OF OPERATIONS

We remain in the development stage. Our current plan of operations for the balance fiscal year 2005 is to focus on the development of mining properties in Mexico through our subsidiary, Sierra.

Sierra, and its joint venture partner, Minera Rio Tinto S.A. de C.V., a Mexican company ("MRT"), have the option to acquire a number of mining properties located in the state of Chihuahua, Mexico. The first property being considered is "Cienguita" which is located in the state of Chihuahua, Mexico. Through Sierra, we are completing a report on this property and plan to attempt to raise the funding required to put this property back into production at an estimated rate of production of approximately 20,000 oz of gold per year. Previous drilling indicates that there are reserves of 100,000 oz of gold and the potential for expansion.

Through its efforts to assist Sierra in fulfilling its financial obligations to the joint venture, the Company is actively seeking the funding needed for this project. Although Company management believes that the necessary funding will be obtained to allow Sierra to fulfill its financial obligations to the joint venture and, thereby, to put the Cienguita property back into production, there is no guarantee that the funds can be raised or that the targeted production rate of 20,000 ounces of gold per year can be achieved. In the event Sierra is unable to satisfy it financial obligations to the joint venture, the joint venture agreement may be terminated by MRT.

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

PART II - OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      During the quarter ended August 31, 2004, the Company received subscriptions in the amount of $1,975 for purchase of a total of 19,745 units in a private placement offering of units at $0.10 per unit. This offering was commenced in the previous quarter, and during the quarter ended May 31, 2004, the Company received subscriptions in the amount of $199,135 from the offering. Each unit consisted of one share of common stock and one warrant to purchase an additional share of stock at the price of $0.20 per share at any time within
twelve months from the date of issuance of the warrant.   As of August 31,
2004, the unit offering was closed.

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

      During the quarter ended August 31, 2004, the Company also received net proceeds of $347,500 from the sale of Secured Convertible Debentures. Such Debentures were offered and sold to three Purchasers pursuant to a Securities Purchase Agreement dated August 25, 2004 which was previously filed as an Exhibit to the Company's report on Form 8-K, dated August 25, 2004. Such Debentures were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the
Securities Act of 1933 and Rule 506 promulgated thereunder.   Each of the
Purchasers was either an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, or a qualified institutional buyer as defined in Rule 144A under the Securities Act of 1933.

ITEM 6.     EXHIBITS.

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

Date:  October 20, 2004

By: /S/ MARIO AYUB
Mario Ayub, Director


Date:  October 20, 2004