Form 10QSB
period 2004-11-30
SUNBURST ACQUISITIONS IV INC
filed 2005-01-20
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2004

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

SUNBURST ACQUISITIONS IV, INC.

(Name of small business in its charter)

Colorado	0-23561	84-1431797
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

595 Howe Street, Suite 206 Vancouver, BC	V6C 2T5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (604) 684-1755

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 86,618,692 December 31, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

SUNBURST ACQUISITIONS IV, INC.

Consolidated Financial Statements

Nine-Months Ended November 30, 2004

(Unaudited) (U.S. Dollars)

SUNBURST ACQUISITIONS IV, INC.

(An Exploration Stage Company)

Consolidated Balance Sheet

November 30

(Unaudited) (U.S. Dollars)

2004

Assets

Current
Cash	$58,297
Accounts receivable	9,649
Other current assets	7,485

Total Assets	$75,431

Liabilities

Current
Accounts payable and accrued liabilities	$24,866
Customer deposits	50,459
Convertible debentures (note 3)	705,000
Notes payable to related parties	28,500

Total Liabilities	808,825

Stockholders' Equity (Deficit)

Capital Stock
Authorized
20,000,000 Preferred stock with no par value
200,000,000 Common stock with no par value
Issued
86,618,692 Shares of Common stock (note 4)	2,435,978
Additional Paid-In Capital from Stock Options	194,375
Additional Paid-In Capital	16
Deficit Accumulated During the Exploration Stage	(3,366,033)
Accumulated Other Comprehensive Income	2,270

Total Stockholders’ Equity (Deficit)	(733,394)

Total Liabilities and Stockholders’ Equity	$75,431

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited) (U.S. Dollars)

	Period from
	Inception
	(August 27, 1997)	Three Months Ended November 30,		Nine-Months Ended November 30,
	to November 30, 2004	2004	2003	2004	2003

Revenues	$246,395	$0	$0	$0	$13,579

Expenses
Cost of goods sold	24,721	0	0	0	10,786
Selling, general and administrative	1,680,566	73,903	6,647	250,106	10,054
Write down of acquisition of resource
properties (note 2)	937,500	255,000	0	937,500	0

Total Expenses	2,642,787	328,903	6,647	1,187,606	20,840

Net Operating Loss	(2,396,392)	(328,903)	(6,647)	(1,187,606)	(7,261)
Other Income and Expense
Interest expense	(218,283)	(32,083)	(1,138)	(175,000)	(3,441)
Gain on sale of securities	469,863	0	0	0	0

Net Loss from Continuing Operations	(2,144,812)	(360,986)	(7,785)	(1,362,606)	(10,702)
Discontinued Operations
Loss on disposal
HollywoodBroadcasting.com	(2,066,371)	0	0	0	0
Gain on disposition of discontinued
operations	845,150	0	0	0	0

Net Loss	(3,366,033)	(360,986)	(7,785)	(1,362,606)	(10,702)
Accumulated Deficit, Beginning of Period	0	(2,482,042)	(1,649,383)	(2,003,427)	(1,646,466)

Accumulated Deficit, End of Period	$(3,366,033)	$(2,843,028)	$(1,657,168)	$(3,366,033)	$(1,657,168)
Other Comprehensive Income (Loss)
Unrealized foreign exchange income (loss)	2,270	(1,072)	9,878	(2,427)	19,992

Total Comprehensive Income (Loss)	$(3,363,763)	$(362,058)	$2,093	$(1,365,033)	$9,290

Total Loss Per Share
Loss from continuing operations		$ (0.00)	$ (0.00)	$ (0.02)	$ (0.00)
Loss from discontinued operations		(0.00)	(0.00)	(0.00)	(0.00)
Gain on disposition of discontinued operations		(0.00)	(0.00)	(0.00)	(0.00)

Net Loss		$ (0.00)	$ (0.00)	$ (0.02)	$ (0.00)

Weighted Average Number of shares of
Common Stock Outstanding		86,618,692	35,457,597	69,849,448	35,457,597

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited) (U.S. Dollars)

Period from Inception
(August 27, 1997)	Nine-Months Ended November 30,
to November 30, 2004	2004		2003

Operating Activities
Net loss	$(3,366,033)	$(1,362,606)	$(10,702)
Adjustments to reconcile net loss to net cash flows
Write-off of deposit for exploration expenditures	0	57,500	0
Acquisition of resource properties (note 2)	430,000	430,000	0
Discount on Convertible Debentures (note 3)	245,000	245,000	0
Gain on sale of securities	(469,863)	0	0
Foreign exchange loss, unrealized	2,270	(6,659)	19,992
Issuance of options	225,375	0	0
Depreciation	52,332	0	0
Allowance for doubtful accounts	88,360	0	0
Discontinued operations	(846,150)	0	0
(Increase) decrease in inventory	(57,705)	0	22,245
Decrease in other assets	(482,742)	(1,005)	(99,763)
(Increase) decrease in accounts receivable	(31,147)	(1,443)	12,765
Increase (decrease) in accrued expenses	150,218	0	3,441
Increase in customer deposits	50,459	5,650	44,532
Increase in accounts payable	127,905	2,673	8,254
Net Cash Flows Provided by (Used in) Operating Activities	(3,881,721)	(630,890)	764
Investing Activities
Purchase of investment	(22,353)	0	0
Maturity of investment	22,353	0	0
Proceeds from sale of securities	394,863	0	0
Purchase of property and equipment	(208,585)	0	0
Cash Provided by (Used in) Investing Activities	186,278	0	0
Financing Activities
Proceeds of sale of discontinued operations	1,000	0	0
Related party debt	691,056	0	0
Proceeds from notes payable to stockholders	548,191	0	0
Proceeds from notes payable	100,500	0	0
Proceeds from convertible debenture	460,000	430,000	0
Paid-in capital	16	0	0
Stock subscriptions	196,135	196,135	0
Proceeds from exercise of options	68,000	35,000	0
Issuance of common stock	1,688,842	5,975	0
Cash Provided by Financing Activities	3,753,740	667,110	0
Inflow of Cash	58,297	36,220	764
Cash, Beginning of Period	0	22,077	9,577
Cash, End of Period	$58,297	$58,297	$10,341

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine-Month Ended November 30, 2004

(Unaudited) (U.S. Dollars)

1.

MANAGEMENT’S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s February 29, 2004 Form 10KSB.

In the opinion of the Company’s management, these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at November 30, 2004 and the results of operations for the three-months and nine-months ended November 30, 2004 and from inception to November 30, 2004, and the statement of cash flows for the nine-months ended November 30, 2004.  The results of operations for the three and nine-months ended November 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

2.

ACQUISITION OF SIERRA MINERALS AND MINING, INC.

During the quarter ending May 31, 2004, the Company completed a share exchange with the shareholders of Sierra Minerals and Mining, Inc. (“Sierra”).  Pursuant to the terms of the share exchange agreement, the Company issued 43,000,000 shares of its common stock in exchange for all of the outstanding shares of Sierra.  As a result, Sierra became a wholly owned subsidiary of the Company.  The common shares were valued at $0.01 per share.  Finder’s fees of 6,000,000 options to purchase the same number of shares in the Company at $0.01 per share are payable to non-related parties in connection with this share exchange.  The options have not yet been issued.  Sierra is a company incorporated in the state of Nevada that was incorporated just prior to the share exchange with the Company.  Sierra had no activities or operations other than having an option to acquire an interest in a property in Mexico, as noted below.  Due to the uncertainty of the future revenue to be generated from this property the cost of the acquisition of $430,000 has been charged to operations for the quarter ending May 31, 2004.

Sierra is a party to a joint venture agreement with Minera Rio Tinto S.A. de C.V., a Mexican company (“MRT”) pursuant to which Sierra and MRT have agreed to explore and develop, if feasible, certain mining properties in the state of Chihuahua, Mexico.  During the period the Company loaned a total of $195,000 to MRT pursuant to an unsecured promissory note payable due August 31, 2004 with interest at 8% per annum (the Company had previously advanced $57,500 during the year ended February 29, 2004 under similar terms) to be applied to the $1,000,000 requirement investment as stated below. Due to the uncertainty of the future revenue to be generated from this property the cost of the acquisition of $430,000 and deposits of $252,500 have been charged to operations for the quarter ending August 31, 2004. For the quarter ending November 30, 2004, further deposits of $255,000 have been charged to operations.

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

SUNBURST ACQUISITIONS IV, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine-Month Ended November 30, 2004

(Unaudited) (U.S. Dollars)

2.

ACQUISITION OF SIERRA MINERALS AND MINING, INC. (continued)

On October 1, 2004, the Company signed an extension to provide the required investment of $1,000,000 by November 10, 2004. The Company will also have until November 30, 2004, to secure the $2,000,000 line of credit. On November 16, 2004 the Company signed a further extension to provide the required investment of $1,000,000 by December 31, 2004. The Company will also have until February 28, 2005, to secure the $2,000,000 line of credit. The Company is currently negotiating an additional extension for the required $1,000,000 investment.

3.

CONVERTIBLE DEBENTURES

On August 25, 2004, the company entered into a Securities Purchase Agreement (the “Agreement”), with Bristol Investment Fund, Ltd., Alpha Capital AG and Stonestreet LP (the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase up to $1,350,000 in face amount of Secured Convertible Debentures (the “Debentures”) from the company.  The Debentures will not bear interest but will be issued at a 26% discount to the face amount. Accordingly, the cash purchase price for the full $1,350,000 face amount of the Debentures will be $1,000,000.   The Debentures will be due and payable in full one year from the date of issuance.

The Purchasers have the right to convert the full-face amount of the Debentures to common stock of the company at a price of $0.10 per share.  The conversion price is subject to adjustment in the event the market price of the company’s common stock falls below $0.10 per share for 10 days during any consecutive 20-day period. Under the Agreement, the Purchasers will also receive Warrants and Additional Investment Rights to purchase shares of the company’s common stock.  The Warrants are exercisable at a price of $0.12 per share for a period of 5 years and give the holders the right to purchase the same number of shares as the total number of shares issuable upon conversion of the Debentures.  The Additional Investment Rights are exercisable at a price of $0.10 per share and give the holders the right to purchase the same number of shares as the total number of shares issuable upon conversion of the Debentures.   The Additional Investment Rights will generally be exercisable for a period of six months following the effective date of a registration statement (the “Registration Statement”) to be filed for purposes of registering the common stock underlying the Debentures, the Warrants and the Additional Investment Rights.  The company is obligated to file the Registration Statement within 30 days after the initial closing under the Agreement.

On August 30, 2004, the Company issued $551,250 of face amount Debenture of which $142,917 has been charged as interest. The cash purchase price of the Debenture was $408,333 less finder fees and commissions of $60,833 for net proceeds of $347,500. On October 19, 2004, the Company issued $123,750 of face amount Debenture of which $32,083 has been charged as interest. The cash purchase price of the Debenture was $91,667 less finder fees and commissions of $9,167 for net proceeds of $82,500.

SUNBURST ACQUISITIONS IV, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine-Month Ended November 30, 2004

(Unaudited) (U.S. Dollars)

4.

COMMON STOCK

	Number
	of Shares	Amount

Balance, February 29, 2004	35,457,597	$1,701,843

Issued during the period
Pursuant to private placements	3,650,000	73,000
Pursuant to exercise of stock options	1,000,000	20,000
Pursuant to acquisition of Sierra (note 2)	43,000,000	430,000

Balance, May 31, 2004	83,107,597	$2,224,843
Issued during the period
Pursuant to private placements	2,011,095	196,135
Pursuant to exercise of stock options	1,500,000	15,000

Balance, August 31, 2004	86,618,692	$2,435,978
Issued during the period
No shares issued	-	-

Balance, November 30, 2004	86,618,692	$2,435,978

During the quarter ended May 31, 2004, the Company completed a private placement of 3,650,000 common shares for total proceeds of $73,000.  At February 28, 2004, the Company had received $67,025 of these proceeds and during the quarter ended May 31, 2004 received the remaining $5,975 to complete the private placement.

During the quarter ended August 31, 2004, the Company completed a private placement of 2,011,095 units at $0.10 per unit.  Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.20 per share at any time during the twelve months following the date of issuance.  At August 31, 2004, the Company raised a total of $196,135 through the sale of these units.

During the quarter ended November 30, 2004, the Company issued no shares.

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

Overview

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our mining business operations, which we recently commenced in May 2004. We must raise additional cash in order to implement our plan and stay in business.

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity.  Except for the net proceeds in the amount of $430,000 we have received in connection with the Securities Purchase Agreement entered in August 2004, our management has not made a commitment of financial support to meet future obligations and we have not generated any revenues and no revenues are anticipated unless and until mineralized material is discovered on the properties that we have an interest in. Accordingly we must raise cash from other than the sale of mineralized materials. We will be conducting research in connection with the exploration of our properties. We are not planning to buy or sell any plant or significant equipment.

Plan of Operations

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether there are commercially exploitable reserves of gold, silver or other metals.

We have planned a pre-drilling exploration program on our Cieneguita Property with the goal of identifying drill targets for a subsequent drilling program.  We expect the cost to be approximately $131,000 and plan to fund this cost through the issuance of additional debt or equity.  The proposed pre-drilling exploration program would include reviewing available data to create a structural mineralization framework, visits to similar geologies in region for comparative and information purposes, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches, the creation of new trenches, and ground-based geophysics.

We have also planned preliminary exploration programs, budgeted at approximately $343,000 on our Guazapares Property.  These preliminary exploration programs have the goal of determining whether subsequent exploration is warranted and would include reviewing available data to create a structural mineralization framework, visits to similar geologies in region for comparative and information purposes, detailed soil and rock sampling, and ground-based geophysics.

Although our properties have been mined in the past, we are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in any of our properties until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

We anticipate that the pre-drilling exploration program on our Cieneguita Property will be completed within the next six months and the preliminary exploration programs on our Guazapares Property will be completed within the next six months.

Once we receive results from these exploration programs, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results are sufficiently positive to enable us to obtain the financing necessary to proceed.

We did not earn any revenues during the fiscal year ended February 29, 2004 or the nine months ended November 30, 2004 in connection with our mining activities. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.  We generated $13,579 in revenues during the year ended February 29, 2004 and $24,580 for the year ended February 28, 2003, which revenue was associated with our ballasts business, which has been discontinued.

We incurred operating expenses in connection with our discontinued operations the amount of $365,961 for the year ended February 29, 2004 and a net loss in the amount of $356,961.  Our loss for the year ended February 29, 2004 was attributable to operating expenses, professional fees, consulting fees and administrative expenses. Due to the uncertainty of future revenue generation, we charged to operations a total of $937,500 (the cost of the acquisition of $430,000 and deposits of $507,500) in expenses incurred in connection with the acquisition of resource properties during the nine months ended November 30, 2004.  We incurred a net loss of $1,362,606 during the nine months ended November 30, 2004 which was attributable to operating expenses, professional fees, and interest expense related to issuance of convertible debentures at a discount from face value as well as to the charging of property acquisition expenses to operations.

Liquidity and Capital Resources

We remain in the exploration stage.  Since inception we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and which have resulted in the accumulation of a substantial deficit during the exploration stage.  As of November 30, 2004, we have total current assets of $75,431 total current liabilities of $808,825, and a deficit of $ (3,366,033) accumulated in the exploration stage.

We had cash on hand of $58,297 as of November 30, 2004 primarily as a result of our receipt of net proceeds from two private placement securities offerings and after advancing a total of $507,500 to a joint venture in which our wholly-owned subsidiary, Sierra Minerals and Mining, Inc., is a party.

During the current quarter the Company received net proceeds of $82,500 from the offer and sale of Secured Convertible Debentures pursuant to a Securities Purchase Agreement dated August 25, 2004.

The Securities Purchase Agreement dated August 25, 2004, is between the Company and Bristol Investment Fund, Ltd., Alpha Capital AG and Stonestreet LP (the “Purchasers”). Pursuant to the Securities Purchase Agreement, the Purchasers agreed to purchase up to $1,350,000 in face amount of Secured Convertible Debentures (the “Debentures”) from the company.  The Debentures will not bear interest but will be issued at a 35% premium to the Purchaser’s Subscription amount. Accordingly, the cash purchase price for the full $1,350,000 face amount of the Debentures will be $1,000,000.   The Debentures will be due and payable in full one year from the date of issuance.

On October 19, 2004, the Company received net proceeds of $82,500 as a result of the initial closing under the Securities Purchase Agreement.   At the initial closing, the Purchasers paid $91,667 for purchase of Secured Convertible Debentures issued by the Company in the face amount of $123,750.  Finders fees, commissions and other offering expenses totaling $9,167 were paid out of the gross offering proceeds, which resulted in net proceeds to the Company of $82,500.

As previously reported, on May 25, 2004, we completed a share exchange transaction with Sierra Minerals and Mining, Inc, a Nevada corporation.  Sierra is a party to a joint Venture Agreement with Mineral Rio Tinto S.A. de C.V., a Mexican company (“MRT”), pursuant to which Sierra and MRT have agreed to explore and, if feasible, develop certain mining properties, which MRT has the option to acquire.  The properties are located in the state of Chihuahua, Mexico.   Due to the uncertainty of the future revenue to be generated from this property the cost of the acquisition of $430,000 and deposits of $252,500 have been charged to operations for the quarter ending August 31, 2004. For the quarter ending November 30, 2004, further deposits of $255,000 have been charged to operations.

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

As of November 30, 2004, Sierra was in default under the terms of the joint venture agreement as a result of its failure to satisfy its financial obligations.  As of that date, it had not obtained the required $2,000,000 line of credit and it had not invested $1,000,000 in cash.  However, on November 16, 2004, Sierra signed an extension agreement pursuant to which the deadline for investment of an additional  $492,500 (the balance of the original $1,000,000 commitment after applying the $507,500 invested to date) would be extended to December 31, 2004 and to obtain the required $2,000,000 line of credit would be extended to February 28, 2005. As of the date of this report, the Company is currently negotiating with MRT a further extension to meet its financial obligations.

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

ITEM 3.

CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended November 30, 2004, the Company received net proceeds of $82,500 from the sale of Secured Convertible Debentures.  Such Debentures were offered and sold to one Purchaser pursuant to a Securities Purchase Agreement dated August 25, 2004 which was previously filed as an Exhibit to the Company’s report on Form 8-K, dated August 25, 2004. Such Debentures were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.   The Purchasers was either an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, or a qualified institutional buyer as defined in Rule 144A under the Securities Act of 1933.

ITEM 4.

SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.

EXHIBITS.

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ TERRY FIELDS

Terry Fields, President, Chief Financial Officer and a Director

Date:  January 19, 2005