Form 10KSB
period 2005-02-28
SUNBURST ACQUISITIONS IV INC
filed 2005-06-14
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $ 0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $1,877,967 as of June 2, 2005.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 86,894,324 as of June 10, 2005.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Background

We were incorporated under the laws of the State of Colorado on August 27, 1997. We were formed to seek out and acquire business opportunities. In accordance with our business plan, we have engaged in three separate acquisition transactions which are described below. The first two of these transactions did not result in the acquisition of a viable operating business. The third acquisition was completed during the current fiscal year, but has not yet become operational. As a result, as of the end of its fiscal year ending February 28, 2005, we remain in the development stage.

In addition to the two previous acquisitions, for a period of two years before the current fiscal year we focused on the development of a business related to the marketing, distribution and sale of digital electronic ballasts, through our wholly-owned Canadian subsidiary, Sunburst Digital, Inc. However, due to problems with quality and delivery of the ballasts from the manufacturer, we have also sought other opportunities. On May 25, 2004 we completed a share exchange transaction with Sierra Minerals and Mining, Inc., a Nevada corporation (“Sierra”), pursuant to which Sierra became our wholly-owned subsidiary. Through our new subsidiary, we now intend to seek to develop several mining properties in Mexico.

Prior Acquisitions

Prologic Systems, Inc. In August 1999, the Company invested $1,000,000 in Prologic Systems, Inc., an Arizona corporation engaged in the business of providing systems integration services, networking services, software development and applications software for the commercial market. The investment in Prologic was made in anticipation of a business combination with that company and as part of that transaction, the Company acquired 3,459,972 shares of Prologic. However, the agreement to complete a business combination with Prologic was terminated prior to its consummation, and in March 2000, the Company charged off its investment to operations.

In January 2001, the Company entered into an agreement with Prologic to recover a portion of its investment. Pursuant to that agreement, on February 16, 2001, the Company completed the sale of 2,859,972 shares of stock in Prologic to Prologic, or its designees, for a total sales price of $400,000. The sales price was paid $325,000 in cash at closing and $75,000 through Prologic’s execution of a promissory note. The promissory note bears interest at the rate of 10% per annum and requires payments of $25,000 principal, plus accrued interest, on each of April 12, 2001, July 12, 2001 and October 12, 2001. Thus far, no payments have been received by the Company.

The Company retained ownership of a total of 600,000 shares of Prologic, which it has subsequently sold. See “Plan of Operations” below. Such shares were “restricted securities” as defined in Rule 144 under the Securities Act of 1933. The terms of the agreement with Prologic required them to file a registration statement in order to register the Company’s shares for resale. This registration statement was not filed, and the shares were sold in accordance with the provisions of Rule 144(k).

HollywoodBroadcasting.com. On December 4, 2000, the Company completed the closing under an Agreement for Share Exchange between it and HollywoodBroadcasting.com, Inc., a Nevada corporation (“HB.C”). As a result of that closing, HB.C became a wholly-owned subsidiary of the Company.

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

Prior Business Activities

On February 27, 2002, we were assigned a sub-distributorship pursuant to a contract between 1357784 Ontario Ltd (“EPI”) and Romlight International, Inc., a company based in Toronto, Ontario Canada. Pursuant to the sub-distributorship agreement, we became the exclusive worldwide distributor to the hydroponics industry of a digital electronic lighting ballast.

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

Under the subdistributorship agreement with EPI, we had a annual purchase commitment of 100,000 units. However, because of difficulties in obtaining delivery of finished product from the manufacturer, during the fiscal year ending February 28, 2003, we took delivery of a total of only 500 400-watt ballasts. During the current fiscal year, both the contract between EPI and Romlight International and our sub-distributorship agreement were cancelled, and on April 2, 2003, our wholly-owned subsidiary, Sunburst Digital, Inc., signed an agreement directly with Romlight containing terms and conditions substantially identical to the terms of the sub-

distributorship agreement. This new agreement also includes an annual purchase commitment of 100,000 units, but it only becomes applicable when Romlight is able to resolve its production difficulties and commit itself to a reliable delivery schedule for completed ballasts.

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

Current Operations

As indicated above, on May 25, 2004 we completed a share exchange transaction with Sierra Minerals and Mining, Inc., a Nevada corporation, pursuant to which Sierra became our wholly-owned subsidiary. Sierra is a party to a Joint Venture Agreement (the "JV Agreement"), dated April 26, 2004 and amended on June 1, 2004, by and between Sierra and Minera Rio Tinto S.A. de C.V., a Mexican company ("MRT"), pursuant to which Sierra and MRT have agreed to explore and, if feasible, develop certain mining properties which MRT has the option to acquire. The properties are located in the state of Chihuahua, Mexico and it is intended that the joint venture will be owned 60% by Sierra and 40% by MRT.

Sierra, and its joint venture partner, MRT, have the option to acquire a number of mining properties located in the state of Chihuahua, Mexico. The first property being considered is "Cienguita" which is located in the state of Chihuahua, Mexico. Through Sierra, we are completing a report on this property and, through a private placement offering of our securities, plan to attempt to raise the required funding of US $1,500,000 to put the property back into production at an estimated rate of production of approximately 20,000 oz of gold per year. Previous drilling indicates that there are reserves of 100,000 oz of gold and the potential for expansion.

Sierra has a number of financial obligations under the terms of the JV Agreement. It is our intention to seek to raise capital through the offer and sale of our securities in order to assist Sierra in satisfying its financial obligations to the joint venture. There is no assurance that we will be able of raise sufficient capital to allow Sierra to satisfy is financial obligations to the joint venture.

The joint venture agreement between Sierra and MRT required Sierra to invest cash totalling $1,000,000 by December 31, 2004, and to secure a $2,000,000 line of credit by February 28, 2005. The Company has been able to make payments totalling $507,500 of the initial $1,000,000 cash investment through private placements of convertible debt and equity. We continue to seek additional capital to fund the remaining balance of the required $1,000,000 cash investment and to secure the $2,000,000 line of credit.

As at February 28, 2005, the Company is in default of the agreement. We are currently negotiating a further extension to raise the remaining $492,500 of the required $1,000,000 investment and to secure the $2,000,000 line of credit.

Employees

We currently have no employees and have no current plans to hire employees. Instead, we rely on members of management to handle all matters related to business development and business operations.

ITEM 2.    DESCRIPTION OF PROPERTY

 The Company currently maintains a mailing address at 595 Howe Street, Suite 206
Vancouver, BC V6C 2T5. Its telephone number at that address is (604) 684-1755. The Company pays no rent for use of this mailing address, and does not anticipate the need for maintaining a separate office until it has completed a business combination transaction.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and, as of the end of its fiscal year ending February 28, 2005, no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended February 28, 2005.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded on the Over the Counter, Bulletin Board under the symbol “SBAQ.” The following table sets forth the Company's high and low closing prices for the Company's common stock as reported on the Bulletin Board for the periods indicated.

Fiscal Year Ending February 28, 2005	High	Low
First Quarter	$0.29	$0.18
Second Quarter	$0.26	$0.06
Third Quarter	$0.19	$0.06
Fourth Quarter	$0.08	$0.05

Fiscal Year Ending February 29, 2004	High	Low
First Quarter	$0.09	$0.041
Second Quarter	$0.08	$0.05
Third Quarter	$0.11	$0.041
Fourth Quarter	$0.26	$0.045

The prices presented are bid prices which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

As of February 28, 2005, there were approximately 188 stockholders of record of the Company's common stock.

There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements, " which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects "and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

We remain in the development stage. Since inception we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the development stage. As of February 28, 2005, we have total current assets of $43,235 and total current liabilities of $765,448.

During the fiscal year ending February 28, 2005, the Company completed two private placements. The first private placement was completed on March 10, 2004, and the Company issued 3,650,000 shares of common stock for total proceeds of $73,000. The second private placement was completed on May, 2004, and the Company issued 2,011,095 shares of common stock for net proceeds of $196,134. The Company also received total proceeds of $35,000 for the exercise of 1,000,000 stock options in March 2004 and 1,500,000 stock options in July 2004. On September 29, 2004, 275,632 cashless warrants were exercised, and the Company issued 275,632 shares of common stock.

On May 25, 2004, we completed a share exchange transaction with Sierra Minerals and Mining, Inc., a Nevada corporation. Sierra is a party to a Joint Venture Agreement with Minera Rio Tinto S.A. de C.V., a Mexican company ("MRT"), pursuant to which Sierra and MRT have agreed to explore and, if feasible, develop certain mining properties which MRT has the option to acquire. The properties are located in the state of Chihuahua, Mexico. Under the terms of the Joint Venture Agreement, Sierra has a number of financial obligations which the Company has agreed to help it meet. Pursuant to the terms of the share exchange agreement, the Company issued 43,000,000 shares of its common stock in exchange for all of the outstanding shares of Sierra.  As a result, Sierra became a wholly owned subsidiary of the Company.  The common shares were valued at $0.01 per share. Due to the uncertainty of the future revenue to be generated from this property the cost of the acquisition of $430,000 was charged to operations during the quarter ended May 31, 2004.

On August 25, 2004, the Company entered into a Securities Purchase Agreement (the “Agreement”), with Bristol Investment Fund, Ltd., Alpha Capital AG and Stonestreet LP (the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase up to $1,350,000 in face amount of Secured Convertible Debentures (the “Debentures”) from the company.  The Debentures will not bear interest but will be issued at a 26% discount to the face amount. Accordingly, the cash purchase price for the full $1,350,000 face amount of the Debentures will be $1,000,000.   The Debentures will be due and payable in full one year from the date of issuance. On August 30, 2004, the Company issued $551,250 face amount of Debentures for net proceeds of $347,500 which included finder fees and commissions of $60,833. On October 19, 2004, the Company issued an additional $123,750 face amount of Debentures for net proceeds of $82,500, which included finder fees, and commissions of $9,167.

The issued and outstanding shares are 86,894,324 as of February 28, 2005. We had cash on hand of $35,122 as of February 28, 2005. We plan to use our cash on hand to pay on-going expenses related to compliance with our reporting obligations under the Securities Exchange Act of 1934.

The Company intends to seek to raise the necessary capital through private placement offerings and sale of its securities to fund the financial obligations of Sierra with regards to its Joint Venture Agreement with MRT. We also intend to continue to seek additional funding for working capital purposes.

The accompanying financial statements have been prepared on a going-concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. It has current assets of $43,235 and current liabilities totalling $765,448 resulting in a current ratio of 0.056 as of February 28, 2005. Liquidity was achieved through the exercise of options and through the issuance of a convertible debenture, and not from operations. The Company has a cumulative deficit during the development stage of approximately $3,621,215 at February 28, 2005, $1,974,749 of which was incurred within the past two fiscal years. These conditions raise substantial doubt about the Company’s ability to continue as a going-concern.
The Company intends to reduce its cumulative loss through the attainment of profitable operations, either through its existing product lines, which include ballasts or potential cash flow from its new investment in a Mexican mining joint venture. In addition, the Company has conducted a private placement of convertible debt, which has generated a portion of the initial cash requirements of its planned mining joint venture.

Plan of Operations

We remain in the development stage. Our plan of operations for the next twelve months is to continue our efforts to raise the necessary capital to finance the joint venture obligations of Sierra Minerals and Mining.

As a result of continuing uncertainties relating to development and delivery of ballasts, we have continued to seek new opportunities. As described above, on May 25, 2004, we completed a share exchange with the shareholders of Sierra Minerals and Mining, Inc. "Sierra", a Nevada corporation.

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

On October 1, 2004, the Company signed an extension to provide the required investment of $1,000,000 by November 10, 2004, and secure the $2,000,000 line of credit by November 30, 2004. On November 16, 2004 the Company signed a further extension to provide the required investment of $1,000,000 by December 31, 2004 and secure the $2,000,000 line of credit by February 28, 2005.

As at February 28, 2005, the Company has advanced a total of $507,500 of the $1,000,000 required investment. However, the Company is in default of the agreement and is currently negotiating a further extension for the remaining balance of the required $1,000,000 investment and securing a $2,000,000 line of credit.

There is no guarantee that the funds can be raised or that the targeted production rate of 20,000 ounces of gold per year can be achieved.

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS

SUNBURST ACQUISITION IV, INC.
(A Development Stage Company)

Consolidated Financial Statements
February 28, 2005

INDEX	Page

Reports of Independent Registered Public Accounting Firm	F-1 - F-2

Consolidated Financial Statements

Consolidated Balance Sheets	F-3

Consolidated Statements of Stockholder’s Equity (Deficit)	F-4 - F5

Consolidated Statements of Operations & Retained Earnings (Deficit)	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS OF SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Sunburst Acquisitions IV, Inc. (a development stage company) as at February 28, 2005 and the related consolidated statements of operations and retained earnings (deficit), stockholders’ equity (deficit) and cash flows for the year ended February 28, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The related balance sheet at February 29, 2004, and the statements of operations and retained earnings (deficit), stockholders’ equity (deficit), and cash flows from inception of the development stage on August 27, 1997 through February 29, 2004, were audited by other auditors whose reports dated May 24, 2004 and May 27, 2003 expressed unqualified opinions, with an explanatory paragraph discussing the Company’s ability to continue as a going concern. Our opinion on the statements of operations and retained earnings (deficit), stockholders’ equity (deficit) and cash flows from inception of the development stage on August 27, 1997 through February 28, 2005, insofar as it relates to amounts for prior periods through February 29, 2004, is solely based on the reports of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at February 28, 2005 and the results of its operations, and its cash flows for the periods indicated above in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in note 6, the Company has sustained operating losses since its inception and has deficits in working capital and equity which raise substantial doubt about its ability to continue as a going-concern. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going-concern. Management’s plans in regard to these matters, which include a private placement of securities, are also described in note 10.

/s/ Pannell Kerr Forster
Chartered Accountants
(registered with the PCAOB as “Smythe Ratcliffe”)

Vancouver, Canada
May 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Sunburst Acquisitions IV, Inc.

We have audited the accompanying consolidated balance sheet of Sunburst Acquisitions IV, Inc. and subsidiary (a development stage company) as of February 29, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended February 29, 2004, for the year ended February 28, 2003, and for the period from inception (August 27, 1997) to February 29, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisitions IV, Inc. as of February 29, 2004, and the results of its consolidated operations, cash flows and changes in stockholders’ equity for the year ended February 29, 2004, for the year ended February 28, 2003, and for the period from inception (August 27, 1997) to February 29, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has sustained operating losses since its inception and has deficits in working capital and equity which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters, which include a private placement of securities, are also described in Note 6. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Denver, Colorado
May 24, 2004

/s/ Comiskey & Company
PROFESSIONAL CORPORATION

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	February 28,	February 29,
	2005	2004

Assets
Current
Cash and cash equivalents	$35,122	$22,077
Accounts receivable	-	8,206
Other current assets	8,113	6,480
Total current assets	43,235	36,763

Other Assets
Investment in Sierra	-	57,500

Total Assets	$43,235	$94,263

Liabilities
Current
Accounts payable and accrued liabilities	$31,948	$22,193
Customer deposits	-	44,809
Convertible debenture	705,000	30,000
Notes payable - related parties (note 3)	28,500	28,500
Total Liabilities	765,448	125,502

Stockholders’ Equity (Deficit)
Capital Stock
Authorized:
20,000,000 Preferred shares without par value (note 2)
200,000,000 Common shares without par value
Issued
86,894,324 Common shares	2,435,977	1,768,868
Additional paid-in capital	457,146	194,391
Accumulated deficit during the development stage	(3,621,215)	(2,003,427)
Accumulated other comprehensive income	5,879	8,929
Total Stockholders’ Equity (Deficit)	(722,213)	(31,239)

Total Liabilities and Stockholders’ Equity (Deficit)	$43,235	$94,263

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
Period from Inception (August 27, 1997) to February 28, 2005

					Deficit
					Accumulated	Other	Total
			Additional		during the	Comprehensive	Stockholders’
	Number		Paid-in	Stock	Development	Income	Equity
	of Shares	Amount	Capital	Subscriptions	Stage	(Loss)	(Deficit)
Common stock issued for cash
April 1999	15,000,000	$15,000	$0	$0	$0	$0	$15,000
May 1999	15,000,000	15,000	0	0	0	0	15,000
July 1999	2,500,000	2,500	22,500	0	0	0	25,000
August 1999	1,500,000	1,500	13,500	0	0	0	15,000
September 1999	136,667	137	81,863	0	0	0	82,000
October 1999	100,000	100	59,900	0	0	0	60,000
November 1999	376,667	377	225,623	0	0	0	226,000
December 1999	546,667	547	327,453	0	0	0	328,000
January 2000	521,667	522	312,478	0	0	0	313,000
February 2000	150,000	150	89,850	0	0	0	90,000
Net loss for period ended
February 29, 2000	0	0	0	0	(536,237)	0	(536,237)
Balance, February 29, 2000	35,831,668	35,833	1,133,167	0	(536,237)	0	632,763
Recapitalization of
HollywoodBroadcasting.com
December 4, 2000	9,070,831	1,309,283	(1,133,167)	0	0	0	176,116
Net loss for year ended
February 28, 2001	0	0	0	0	(1,630,777)	0	(1,630,777)
Balance, February 28, 2001	44,902,499	1,345,116	0	0	(2,167,014)	0	(821,898)
Cancellation of shares
December 4, 2000	(15,000,000)	0	0	0	0	0	0
Common stock issued for cash
June 2001	235,000	7,050	0	0	0	0	7,050
July 2001	945,000	28,351	0	0	0	0	28,351
August 2001	350,000	10,500	0	0	0	0	10,500
September 2001	350,000	10,500	0	0	0	0	10,500
October 2001	330,000	9,900	0	0	0	0	9,900
Net income for year ended
February 28, 2002	0	0	0	0	721,350	0	721,350
Balance, February 28, 2002	32,112,499	1,411,417	0	0	(1,445,664)	0	(34,247)
Common stock issued for cash
September 2002	1,082,098	110,126	0	0	0	0	110,126
November 2002	943,000	94,300	0	0	0	0	94,300
Common stock issued in exchange of debt
September 2002	220,000	22,000	0	0	0	0	22,000
Options issued
March 2002	0	31,000	31,000	0	0	0	62,000
June 2002	0	0	17,320	0	0	0	17,320
Options exercised
April 2002	1,000,000	30,000	0	0	0	0	30,000
September 2002`	100,000	3,000	0	0	0	0	3,000
Foreign exchange translation adjustment	0	0	0	0	0	(5,810)	(5,810)
Net loss for year ended February 28, 2003	0	0	0	0	(200,802)	0	(200,802)
Balance, February 28, 2003	35,457,597	1,701,843	48,320	0	(1,646,466)	(5,810)	97,887
Capital contribution	0	0	16	0	0	0	16
Stock subscriptions	0	0	0	67,025	0	0	67,025
Options issued
March 2003	0	0	146,055	0	0	0	146,055
Foreign exchange translation adjustment	0	0	0	0	0	14,739	14,739
Net loss for year ended February 29, 2004	0	0	0	0	(356,961)	0	(356,961)
Balance, February 28, 2004	35,457,597	$1,701,843	$194,391	$67,025	$(2,003,427)	$8,929	$(31,239)

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
(Continued)

					Deficit
					Accumulated	Other	Total
			Additional		during the	Comprehensive	Stockholders’
	Number		Paid-in	Stock	Development	Income	Equity
	of Shares	Amount	Capital	Subscriptions	Stage	(Loss)	(Deficit)

Balance, February 28, 2004	35,457,597	$1,701,843	$194,391	$67,025	$(2,003,427)	$8,929	$(31,239)
Common stock issued in Share Exchange	43,000,000	430,000	0	0	0	0	430,000
Common stock issued for cash
March 2004	3,650,000	73,000	0	(67,025)	0	0	5,975
May 2004	2,011,095	196,134	0	0	0	0	196,134
Options exercised
March 2004	1,000,000	20,000	0	0	0	0	20,000
July 2004	1,500,000	15,000	0	0	0	0	15,000
Options issued
May 2004	0	0	175,800	0	0	0	175,800
March 2004	0	0	86,955	0	0	0	86,955
Warrants exercised	275,632	0	0	0	0	0	0
Foreign exchange translation adjustment	0	0	0	0	0	(3,050)	(3,050)
Net loss for year ended February 28, 2005	0	0	0	0	(1,617,788)	0	(1,617,788)

Balance, February 28, 2005	86,894,324	$2,435,977	$457,146	$0	$(3,621,215)	$5,879	$(722,213)

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Consolidated Statement of Operations and Retained Earnings (Deficit)

			Period
			from
			inception
	Year Ended		(August 27, 1997)
	February 28,	February 29,	to February 28,
	2005	2004	2005

Revenues	$-	$13,580	$246,395
Expenses
Cost of goods sold	-	8,082	24,721
Selling, general and administrative	324,365	357,879	1,756,867
Total Expenses	324,365	365,961	1,781,588
Net Operating Loss	(324,365)	(352,381)	(1,535,193)
Other Income and Expense
Interest expense	(180,123)	(4,580)	(221,364)
Gain on sale of securities	-	-	469,863
Acquisition of resource properties	(1,113,300)	-	(1,113,300)
Net Loss from Continuing Operations	(1,617,788)	(356,961)	(2,399,994)
Discontinued Operations
Loss from operations of HolywoodBroadcasting.com	-	-	(2,066,371)
Gain on disposition of discontinued operations	-	-	845,150
Net Loss	(1,617,788)	(356,961)	(3,621,215)
Accumulated Deficit, Beginning of Period	(2,003,427)	(1,646,466)	-
Accumulated Deficit, End of Period	$(3,621,215)	$(2,003,427)	$(3,621,215)
Other Comprehensive Income (Loss)
Foreign exchange gain on translation	5,879	14,739	14,807
Total Comprehensive Loss	$(1,611,911)	$(342,222)	$(3,606,408)
Total Loss Per Share	$(0.02)	$(0.01)
Weighted Average Number of Shares of
Common Stock and Common Stock
Equivalents Outstanding	73,984,330	35,457,597

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Period from
			Inception
	Year Ended		(August 27, 1997)
	February 28,	February 29,	to February 28,
	2005	2004	2005
Operating Activities
Net loss	$(1,617,788)	$(356,961)	$(3,621,215)
Adjustments to reconcile net income (loss) to
net cash flows
Write-off of note receivable	57,500	-	57,500
Acquisition of resources properties for shares	430,000	-	430,000
Discount on Convertible Debenture	175,000	-	175,000
Gain on sale of securities	-	-	(469,863)
Effect of Foreign Currency translation on cash	10,096	14,739	19,025
Issuance of options	262,755	146,055	488,130
Allowance for doubtful accounts	-	-	88,360
Discontinued operations	-	-	(846,150)
Increase (decrease) in inventory	-	22,245	(57,705)
Increase (decrease) in other assets	1,633	84,380	(480,104)
Increase (decrease) in accounts receivable	(8,206)	13,038	(37,910)
Increase in accrued expenses	-	4,580	150,218
Increase (decrease) in customer deposits	(44,809)	44,809	-
Increase (decrease) in accounts payable and
accrued liabilities	9,755	74	134,987
Amortization	-	-	52,332
Operating Cash Flow	(724,064)	(27,041)	(3,917,395)
Investing Activities
Purchase of investment	-	-	(22,353)
Maturity of investment	-	-	22,353
Proceeds from sale of securities	-	-	394,863
Purchase of property and equipment	-	-	(208,585)
Cash Provided by Investing Activities	-	-	186,278
Financing Activities
Issuance of note receivable	-	(57,500)	(57,500)
Related party debt	-	-	691,056
Proceeds from notes payable to stockholders	-	-	548,191
Proceeds from notes payable	-	-	100,500
Proceeds from convertible debenture	500,000	30,000	530,000
Proceeds from exercise of options	35,000	-	68,000
Stock subscriptions	-	67,025	67,025
Paid-in capital	-	16	16
Issuance of common stock	201,109	-	1,818,951
	737,109	39,541	3,766,239
Inflow of Cash and Cash Equivalents	13,045	12,500	35,122
Cash and Cash Equivalents, Beginning of Year	22,077	9,577	0

Cash and Cash Equivalents, End of Year	$35,122	$22,077	$35,122

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2005 and 2004

1.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Development stage activities and basis of presentation

Sunburst Acquisitions IV, Inc. (a development stage company) (the “Company”) was formed to seek out and acquire business opportunities. In August 1999, the Company invested $1,000,000 in Prologic Management Systems, Inc. (“Prologic”), an Arizona corporation in the software industry, in anticipation of a business combination with that company. The agreement to acquire Prologic was terminated prior to its consummation, and the Company charged off the investment to operations in March 2000. Since that time, the Company has entered into an agreement with Prologic to recover a portion of its investment and, to date, has received $325,000 in funds related thereto (see note 5).

In December 2000, the Company acquired all of the issued and outstanding common stock of HollywoodBroadcasting.com (“HBC”) in exchange for 35,831,668 shares of the Company’s stock in a transaction accounted for as a recapitalization of HBC. HBC was incorporated under the laws of the State of Nevada on March 19, 1999. It was created to provide live, daily, interactive programming for the internet. On September 28, 2001, the Company completed the sale of its wholly-owned subsidiary HollywoodBroadcasting.com for $1,000 in cash (see note 8).

On February 27, 2002, the Company signed an agreement with 1357784 Ontario Ltd. (“EPI”) to distribute 1,000-watt ballasts. On January 23, 2003, the Company terminated its agreement with EPI and began an agreement with Romlight International, Inc. (“Romlight”), the manufacturer of the ballasts (see note 7).

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board, since it has derived only minimal revenues from its activities to date.

(b)	Accounting method

The company records income and expenses on the accrual method.

(c)	Fiscal year

The fiscal year of the Company is the last day of February.

(d)	Principles of consolidation

The accompanying financial statements include all of the accounts and activity of Sunburst Acquisitions IV, Inc., and its wholly-owned subsidiaries, Sunburst Digital Inc., and Sierra Minerals and Mining Inc. All intercompany transactions have been eliminated in consolidation.

(e)	Accounts receivable

The Company writes off accounts receivable as bad debts when they are determined to be uncollectible. For certain notes and interest receivable, an allowance has been recorded to reflect the fair value of the related assets.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2005 and 2004

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f)	Financial instruments

Unless otherwise indicated, the fair value of all financial assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate their carrying values.

(g)	Advertising costs

Costs associated with advertising are expensed in the year incurred.

(h)	Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(i)	Loss per share

Loss per share has been calculated based upon the weighted average number of shares outstanding. Diluted loss per share has not been presented separately as the outstanding stock options are anti-dilutive.

(j)	Impairment or disposal of long-lived assets

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The Company has implemented FAS 144 during the 2004 fiscal year. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

See note 7 for discussion of evaluation of deposit on merchandise and subsequent impairment write-down for the fiscal year ending February 29, 2004.

(k)	Use of estimates

The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

(l)	Consideration of other comprehensive income items

SFAS No. 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2005 and 2004

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Stock-based compensation

SFAS No. 123 - Accounting for Stock-Based Compensation allows companies to choose whether to account for stock-based compensation under the method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”) or use the fair value method described in SFAS No. 123. For purposes of options granted to employees, the Company continues to follow the accounting measurement provisions of APB 25 and implements the disclosure provisions of SFAS No. 123 (see note o below).

In 2004, FASB issued a revision of FASB Statement No. 123. This Statement supersedes APB Opinion No. 25 and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the fair value method. This pronouncement will have the effect of future stock-based compensation resulting in a fair value charge to the Company.

Had compensation expense for the 2004 fiscal year been determined as provided in SFAS 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company’s net loss and per share amounts would have been as follows:
2003
Net loss, as reported:	$356,961
FAS 123 fair value of options granted in the year:	$232,410
Net loss, pro-forma:	$589,371
Net loss per share, pro-forma	$0.02

During the year ended February 28, 2005, the Company issued 6,000,000 options as finder’s fees (note 11) and recorded $175,800 as stock compensation expense under the fair value method.

(n)	Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109 - Accounting for Income Taxes. Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment.

(o)	Recent accounting pronouncements

i.
In January 2003 the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entitles that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both private and public that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2005 and 2004

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

ii.
On April 30, 2003 the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have any effect on the Company’s consolidated financial position, results of operation or cash flows.

iii.
On May 15, 2003 the FASB issued Statement No. 150, Accounting For Certain Financial Instruments with Characteristics both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments as of September 1, 2003. The adoption of Statement 150 on June 1, 2003 did not have any impact on its consolidated financial position, results of operations or cash flows.

iv.
In 2004, FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The revised pronouncement requires that all stock options and warrants be accounted for using the Fair Value Method. This pronouncement will impact on the Company, as the Company currently accounts for all options and warrants using the Intrinsic Value Method.

v.
FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entitles, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46®. Application of Interpretation 46 or Interpretation 46® is required in financial statements of public entities that have public interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entitles and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company’s financial statements.

vi.
In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Nonmonetary Assets.” The statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2005 and 2004

2.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 20,000,000 shares of preferred stock. The Company’s Board of Directors is authorized to divide the preferred stock into series, and with respect to each series, to determine the preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, and the number of shares constituting the series and the designations of such series. The Board of Directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting rights of the holders of common stock which issuance could have certain anti-takeover effects.

3.	RELATED PARTY TRANSACTIONS

As of February 28, 2005, the Company had notes payable to related entities in the amount of $28,500. Interest on these notes has been imputed at a rate of 6.09% and totalled $18,578 cumulatively at February 28, 2005. As of February 28, 2005, the Company had accounts payable to related entities in the amount of $6,040.

4.	INCOME TAXES

A deferred tax asset of $1,687,000 at February 28, 2005 (2004 - $337,000) relates to net operating losses and deductible temporary differences due to development stage costs. Management does not consider it likely that the deferred tax asset will be realized. Therefore, a full valuation allowance has been established against the deferred tax asset. The net operating losses will begin to expire in 2020.

5.	INVESTMENT IN PROLOGIC MANAGEMENT SYSTEMS, INC.

On February 16, 2001, the Company completed the sale of 2,859,972 shares of its stock in Prologic Management Systems, Inc. (“Prologic”), an Arizona corporation, to Prologic, or its designees, for a total sales price of $400,000, or approximately $0.1399 per share. The sale was completed pursuant to the terms of a Settlement Agreement and Release, dated January 26, 2001. This investment had been charged to operations in August 2000 by the Company.

The sales price was paid to $325,000 in cash at closing and $75,000 through Prologic’s execution of a promissory note. The promissory note bears interest at the rate of 10% per annum and requires payments of $25,000 each on both the principal and interest, as of April 12, 2001, July 12, 2001 and October 12, 2001. No payments have been made to date. The Company does not expect to receive payment from Prologic. The Company has accrued an allowance for doubtful accounts covering the $75,000 note and the corresponding interest in the amount of $13,360.

In February 2004, all assets of Prologic were taken under foreclosure in bankruptcy. The Company has removed the note and interest and related allowance from its balance sheet.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2005 and 2004

6.	GOING-CONCERN

The accompanying financial statements have been prepared on a going-concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. It has current assets of $43,235 and current liabilities totalling $765,448 resulting in a current ratio of 0.056 as of February 28, 2005. Liquidity was achieved through the exercise of options and through the issuance of a convertible debenture, and not from operations. The Company has a cumulative deficit during the development stage of approximately $3,621,215 at February 28, 2005, $1,974,749 of which was incurred within the past two fiscal years. These conditions raise substantial doubt about the Company’s ability to continue as a going-concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations, either through its existing product lines, which include ballasts (see note 7) or potential cash flow from its new investment in a Mexican mining joint venture (see note 11). In addition, the Company has conducted a private placement of convertible debt (see note 10), which has generated a portion of the initial cash requirements of its planned mining joint venture (see note 11).

7.	DISTRIBUTION AGREEMENT

On February 27, 2002, the Company signed a distribution agreement with EPI. EPI has a distribution agreement with Romlight, with offices at Stevmar House, Rockley, Christ Church Barbados, West Indies. Under this agreement, the Company will be the sole sub-distributor for the length of the contract.

The distribution agreement between Romlight and EPI was signed October 5, 2000. The initial purchase for the first year was 20,000 units of a Romlight ballast. Romlight was not able to supply the ballasts in 2001, and therefore, the contract took effect in 2002 when Romlight could produce and deliver the ballasts. During the 2003 fiscal year, the Company took delivery of 500 ballasts valued at approximately $45,000 (Cdn $70,000). On January 23, 2003, the Company terminated its agreement with EPI and began an agreement with Romlight, the manufacturer of the ballasts. During the fiscal year ended February 29, 2004, the Company received samples of 600-watt ballast produced for Romlight by a Korean manufacturer, but did not sell any of the product due to quality concerns.

A deposit of $183,454 (Cdn $245,920) was issued to Romlight through EPI pursuant to their agreement. The deposit will be applied to the last 1,000 ballasts and also gives the Company exclusive rights to sell Romlight ballasts to the hydroponic market. Management has performed an impairment assessment on this long-term asset and determined that, due to quality controls issues, the asset is impaired and has written off the entire deposit.

8.	SALE OF DISCONTINUED OPERATIONS

On September 28, 2001, the Company completed the sale of its wholly-owned subsidiary HollywoodBroadcasting.com for $1,000 in cash.

Operating results of HollywoodBroadcasting.com are shown separately in the accompanying statement of operations as loss from discontinued operations in the column for the period from inception (August 27, 1997) to February 28, 3005.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2005 and 2004

9.	STOCK COMPENSATION PROGRAM

On March 14, 2002, the Company’s Board of Directors approved a Stock Compensation Program and an Incentive Stock Option Plan (the “Plans”). The maximum number of shares that may be purchased to the Plans is 6,000,000. Options granted under the Plans include incentive and non-qualified stock options, as well as actual shares of common stock, with vesting determined on the grant date, not to exceed ten years, and are exercisable over a ten-year maximum period at a price to approximate the fair market value of the common stock at the date of grant.

On March 1, 2003, the Company granted 3,900,000 options under its Incentive Stock Option Plan. 2,450,000 options vested immediately (date of grant) and the remaining 1,450,000 on March 1, 2004 (the one year anniversary of the date of grant). Compensation expense was recognized for the 2005 fiscal year totalling $86,955 for these options (2004 - $146,055). These options are exercisable at prices between $0.02 and $0.03 per share. On May 25, 2004, 1,000,000 options were exercised at $0.02 per share.

On May 25, 2004, the Company issued 6,000,000 options as a finder’s fee in connection with the acquisition of Sierra Minerals and Mining Inc. (see note 11). These options are exercisable to May, 2009 (the five year anniversary of the date of grant). On July 16, 2004, 1,500,000 options were exercised at $0.01 per share.

The options are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at February 28, 2003	1,000,000	$0.03
Granted	3,900,000	0.026
Cancelled	-	-
Exercised	-	-
Outstanding at February 29, 2004	4,900,000	0.027
Granted	6,000,000	0.01
Cancelled	-	-
Exercised	(2,500,000)	0.014
Outstanding at February 28, 2005	8,400,000	0.019

The following table summarizes options outstanding at February 28, 2005:

		Weighted	Weighted
	Outstanding	Average	Average
Range	Number	Life	Price	Exerciseable
$ 0.01 - $ 0.03	8,400,000	5.22	$ 0.019	8,400,000

The fair value of each option grant was calculated using the following weighted average assumptions:

Expected life (years)	10	5
Risk free interest rate	4.00%	4.00%
Expected volatility	179.30%	179.30%
Expected dividend yield	0%	0%

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2005 and 2004

10.	CONVERTIBLE DEBENTURE

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

11.  ACQUISITION OF SIERRA MINERALS AND MINING, INC.
During the quarter ending May 31, 2004, the Company completed a share exchange with the shareholders of Sierra Minerals and Mining, Inc. (“Sierra”).  Pursuant to the terms of the share exchange agreement, the Company issued 43,000,000 shares of its common stock in exchange for all of the outstanding shares of Sierra.  As a result, Sierra became a wholly owned subsidiary of the Company.  The common stock was valued at $0.01 per share.  Finder’s fees of 6,000,000 options to purchase the same number of shares of common stock of the Company at $0.01 per share are payable to non-related parties in connection with this share exchange.  The options were issued on May 25, 2004 and an amount of $175,800 was recorded as finders’ fees and additional paid in capital.  Sierra is a company incorporated in the state of Nevada that was incorporated just prior to the share exchange with the Company.  Sierra had no activities or operations other than having an option to acquire an interest in a property in Mexico, as noted below.  Due to the uncertainty of the future revenue to be generated from this property the cost of the acquisition of $430,000 has been charged to operations for the quarter ending May 31, 2004.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2005 and 2004

11.	ACQUISITION OF SIERRA MINERALS AND MINING, INC. (Continued)

Sierra is a party to a joint venture agreement with Minera Rio Tinto S.A. de C.V., a Mexican company (“MRT”) pursuant to which Sierra and MRT have agreed to explore and develop, if feasible, certain mining properties in the state of Chihuahua, Mexico.  During the quarter ended May 31, 2004 the Company loaned a total of $195,000  to MRT pursuant to an unsecured promissory note payable due August 31, 2004 with interest at 8% per annum (the Company had previously advanced $57,500 during the year ended February 29, 2004 under similar terms).

These amounts would be applied to the $1,000,000 requirement investment as stated below. Due to the uncertainty of the future revenue to be generated from this property the $195,000 loan as well as the $57,500 advance was charged to operations along with the $430,000 described above for the quarter ending May 31, 2004.

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

As at February 28, 2005, the Company has advanced a total of $507,500 of the $1,000,000 required investment. As at February 28, 2005, the Company is in default of the agreement and is negotiating an additional extension for the remaining balance of the required $1,000,000 investment and $2,000,000 line of credit.

12.	SUBSEQUENT EVENTS

Sierra Minerals and Mining, Inc.

As of May 31, 2005, the Company is continuing to negotiate a further extension and seek additional funding for the remaining balance of the required $1,000,000 investment and $2,000,000 line of credit as stated in the joint venture agreement between Sierra and MRT (see note 11).

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On or about June 17, 2004, Comiskey & Co., PC of Denver, Colorado, notified the Company that effective as of July 9, 2004, it was resigning as the Company’s auditor for the fiscal year ending February 28, 2005, and subsequent years because of the partner rotation requirements of the Sarbanes-Oxley Act of 2002.

The reports of Comiskey & Co. on the Company's financial statements for the fiscal years ending February 29, 2004 and February 28, 2003 did not contain any adverse opinion or disclaimer of opinion with respect to audit scope or accounting principle, but were modified as to uncertainty concerning the Company's ability to continue as a going concern.  During the two most recent fiscal years (ended February 29, 2004 and February 28, 2003) and during the subsequent interim period from March 1, 2004 up to the date of this report, there have been no disagreements with Comiskey & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.   There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during the Company's two most recent fiscal years (ended February 29, 2004 and February 28, 2003) and from March 1, 2004 to the date of this Report.

On July 15, 2004, the Board of Directors of the Company engaged the firm of Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”), Chartered Accountants, 7th Floor, Marine Building, 355 Burrard Street, Vancouver, B.C., Canada V6C 2G8, as independent accountant to audit the Company’s financial statements for the period ending February 28, 2005.

ITEM 8A.    CONTROLS AND PROCEDURES.

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its SEC reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Corporation's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the audit of the Corporation's consolidated financial statements for the year ended February 28, 2005, the Corporation's independent registered public accounting firm advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be in the aggregate a material weakness. These consist of, inadequate staffing and supervision leading to adequate segregation of duties, the identification and resolution of certain accounting matters; substantiation and evaluation of certain account balances; lack of procedures or expertise required to prepare all required disclosures. Day to day operations of the Company are under the management of a non-director major shareholder who has signing authority over the bank account requiring only one signature. The independent registered public accounting firm indicated that they considered these deficiencies to be a material weakness and a reportable condition as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that a material misstatement in our financial statements will not be prevented or detected on a timely basis. The Corporation considered these matters in connection with the period-end closing of accounts and preparation of related consolidated financial statements.

The size of the Corporation has prevented us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. If the Mexican property as identified in this document is successful and able to go into production, then the Company believes that it would be able to address the segregation of duties control deficiency addressed above. As for the other control deficiencies identified, the Company is currently reviewing appropriate measures to identify, rectify and implement suitable action to correct them.

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this Annual Report. This evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's controls and procedures were not effective, for the reasons noted above.

There have been no changes in the Company’s internal procedures to the date of filing of this report.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Tenure
Terry Fields	61	President and Secretary since May 2001; Director since January 2001
Mario Ayub		Director since May 2005

The directors named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders'

meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement, plan or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

Biographical Information of Directors and Executive Officers follows:

Terry Fields.

Mr. Fields is a self-employed Attorney-at-Law in the state of California. Mr. Fields was called to the bar on June 15, 1969, and he has been a director of a number of public companies.

Mario Ayub.

Mr. Ayub has been a chemical engineer and metallurgical researcher. He is President of Minera Rio Tinto and a director for the Metalline Mining Company. Mr. Ayub is also President of the Chihuahua Mining Association, a member of the Board of the Chihuahua Economic Counsel, and a Member of the National Technical Board of Consejo de Recursos Minerales, a federal government exploration agency in Mexico.

The Company's officers, directors and principal shareholders have each filed initial statements of beneficial ownership of securities on Form 3.

ITEM 10.    EXECUTIVE COMPENSATION.

No officer or director received any cash remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive cash compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See “Certain Relationships and Related Transactions.” In March 2002, the Company adopted a Stock Compensation Plan for the benefit of directors, officers, employees, consultants and advisors. On or about March 1, 2003, the Board granted Terry Fields, the Company’s President an option to acquire a total of up to 600,000 shares at an exercise price of $0.03 per share. The option is valid for a period of 10 years from the date of its grant. On March 1, 2003, the Board also granted options to four other persons who are not officers or directors of the Company, giving such persons the right to acquire a total of up to 3,300,000 shares at an exercise price of between $0.02 and $0.03 per share. Such options are all valid for periods of between 5 and 10 years from the date of grant.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of February 28, 2005, the stock ownership of each executive officer and director of Sunburst Acquisitions, Inc., of all executive officers and directors as a group, and of each person known by Sunburst Acquisitions, Inc. to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any options, warrants or other rights to acquire additional securities of Sunburst Acquisitions, Inc., except as may be otherwise noted.

Name and Address	Number of Shares Owned Beneficially	% of Class Owned

Charles Malette 1550 35th Avenue West Vancouver, B.C. Canada, V6M1H2	13,500,000	15.54%

Terry Fields (1) No. 3 Poipu Drive Honolulu, HI 96825	600,000 (2)	0.69%

Mario Ayub (1) Pascual Orozco #2117-A Chihuahua, Chic. Mexico 31310	12,900,000 (3)	14.85%

Paul Kessler 6363 Sunset Boulevard, 5th Fl. Hollywood, CA 90028	6,525,000 (4)	7.51%

Paul Purewal 9431 Ryan Crescent Richmond, B.C., Canada V7A 2H1	7,166,667	8.25%

Patrick Kephart 424 East Central Blvd., Ste. 342 Orlando, FL 32801	10,666,666 (5)	12.28%

All directors and executive officers (2 persons)	13,500,000	15.54%

(1) The person listed is an officer, a director, or both, of the Company.

(2) Includes 600,000 shares of Common Stock which Mr. Fields has an option to acquire for a purchase price of $0.03 per share at any time on or before February 28, 2013.

(3) On May 25, 2004, the Company completed a share exchange with the shareholders of Sierra Mineral and Mining, Inc., a Nevada corporation. In the exchange, the Company issued 43,000,000 shares of its common stock, representing approximately 51.7% of the Company’s then-outstanding common stock, to the Sierra shareholders in exchange for all of the shares of Sierra capital stock. The 12,900,000 shares are owned of record by MRT Investments, Inc., a Nevada corporation which is controlled by Mr. Ayub. Therefore, these shares may be deemed to be directly and beneficially owned by Mr. Ayub.

(4) Includes (i) 2,000,000 shares of the Company's Common Stock which Mr. Kessler has an option to acquire for a purchase price of $0.03 per share at any time on or before February 25, 2007, and (ii) 1,500,000 shares of the Company's Common Stock which may be acquired by Bristol Capital, LLC pursuant to a convertible debenture dated January 16, 2004, which shares are deemed to be beneficially owned by Paul Kessler as an authorized signatory of Bristol Capital, LLC who has voting and investment control over the shares owned by Bristol Capital, LLC. The outstanding principal amount of the debenture and, at the option of the Company, the accrued interest on the debenture is convertible into shares of the Company's Common Stock at the rate of $0.02 per share. Pursuant to the terms of the stock option agreement, Mr. Kessler may not exercise the option if the result of such exercise would cause Mr. Kessler and his affiliates to beneficially own a number of shares of the Company's Common Stock which would exceed 4.9% of the Company's outstanding Common Stock. Pursuant to the terms of the debenture, Bristol Capital, LLC may not effect a conversion of the debenture if the result of such conversion would cause Bristol Capital, LLC and its affiliates to beneficially own a number of shares of the Company's Common Stock which would exceed 4.9% of the Company's outstanding Common Stock.

(5) Includes the following shares of which Mr. Kephart may be deemed to be the beneficial owner:(i) 5,733,333 shares owned by Tenfold Services Incorporated, which is beneficially owned by the trustee of an irrevocable trust of which Mr. Kephart is the grantor and also one of the beneficiaries. Mr. Kephart has no power to vote, buy or sell these shares; (ii) 1,216,667 shares owned by Liberty Management, LLC Definend Benefit Plan, which is an ERISA-qualified plan with a third party administrator. Mr. Kephart is the Managing Member of Liberty Management, LLC. Also Includes the following shares of which Mr. Kephart may be deemed to be the beneficial owner: (iii), 358,333 shares owned by Jack F. Kephart - UTMA, of which Mr. Kephart is the grantor; (iv) 358,333 shares owned by Annabelle S. Kephart - UTMA, of which Mr. Kephart is the grantor; and (v) an option to acquire up to 3,000,000 shares of the Company's Common Stock for a purchase price of $0.01 per share at any time on or before May 25, 2009. These options were granted to Liberty Management as a finder's fee in connection with a share exchange agreement.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Indemnification of Officers and Directors

As permitted by Colorado law, the Company’s Articles of Incorporation provide that the

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

Exclusion of Liability

Pursuant to the Colorado Corporation Code, the Company’s Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Section 7-5-114 of the Colorado Corporation Code, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Conflicts of Interest

None of the officers of the Company will devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company’s business conflict with the demands of the officers’ other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

ITEM 13.     EXHIBITS

(a) The Exhibits listed below are filed as part of this Annual Report.

31.1	Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on December 29, 1997).

31.2	Bylaws (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on December 29, 1997).

32.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4.1	Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on December 29, 1997).

10.1	Distribution Agreement between EPI and Sunburst Acquisitions IV, Inc. (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on May 20, 2002).

10.2
Distribution Agreement by and between Romlight International, Inc. and Sunburst Digital, Inc. (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on June 11, 2003).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) for audit of the Company's annual financial statements were $6000 for the fiscal year ended February 28, 2005, and $ 0 for the fiscal year ended February 29, 2004. The aggregate fees billed by Comiskey & Co., P.C. for audit of the Company's annual financial statements were $0 for the fiscal year ended February 28, 2005 and $5,000 for the fiscal year ended February 29, 2004. The aggregate fees billed by Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) for review of the Company's financial statements included in its quarterly reports on Form 10QSB were $16,657during the period ended February 28, 2005, and $ 0 during the period ended February 29, 2004. The aggregate fees billed by Comiskey & Co. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $0 for the period ended February 28, 2005 and $1,315 during the period ended February 29, 2004.

Audit-Related Fees

Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending February 28, 2005 or February 29, 2004. Comisky & Co., P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending February 28, 2005 or February 29, 2004.

Comiskey & Co., P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending February 28, 2005 and February 29, 2004.

Tax Fees

The aggregate fees billed by Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) for tax compliance, advice and planning were $2,000 for the fiscal year ended February 28, 2005 and $ 0 for the fiscal year ended February 29, 2004. The aggregate fees billed by Comiskey & Co. P.C. for tax compliance, advice and planning were $0 for the fiscal year ended February 28, 2005 and $3,800 for the fiscal year ended February 29, 2004.

All Other Fees

Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) did not bill the Company for any products and services other than the foregoing during the fiscal years ended February 28, 2005 and February 29, 2004. Comiskey & Co., P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended February 28, 2005 and February 29, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ TERRY FIELDS
Terry Fields, President and Director

Date: June 2, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ TERRY FIELDS
Terry Fields, President and Director

By: /S/ MARIO AYUB
Mario Ayub, Director

Date: June 2, 2005