Form 10QSB
period 2005-05-31
SUNBURST ACQUISITIONS IV INC
filed 2005-07-18
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 86,894,324 at May 31, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

Consolidated Financial Statements

Three-Months Ended May 31, 2005

(Unaudited) (U.S. Dollars)

Index to Consolidated Financial Statements

Consolidated Balance Sheet	3

Consolidated Statements of Operations & Retained Earnings (Deficit)	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6 - 8

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

Consolidated Balance Sheet

May 31

(Unaudited) (U.S. Dollars)

2005

Assets

Current
Cash and cash equivalents	$9,950
Other current assets	3,621

Total Assets	$13,571

Liabilities

Current
Accounts payable and accrued liabilities	$31,530
Convertible debenture (note 3)	705,000
Notes payable to related parties	13,500
Total Liabilities	750,030

Stockholders' Equity (Deficit)

Capital Stock
Authorized:
20,000,000 Preferred stock with no par value
200,000,000 Common stock with no par value
Issued:
86,894,324 Common stock issued and outstanding (note 4)	2,435,977
Additional Paid-In Capital	457,146
Deficit Accumulated During the Development Stage	(3,635,557)
Accumulated Other Comprehensive Income	5,975
Total Stockholders’ Equity (Deficit)	(736,459)

Total Liabilities and Stockholders’ Equity (Deficit)	$13,571

.

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

Consolidated Statements of Operations and Retained Earnings (Deficit)

(Unaudited) (U.S. Dollars)

	For the period
	from inception	For the three months ended
	(August 27, 1997)	May 31, Months ended
	to May 31, 2005	2005	2004

Revenues	$246,395	$0	$0

Expenses
Cost of goods sold	24,721	0	0
Selling, general and administrative	1,769,919	13,052	48,615
Total Expenses	1,794,640	13,052	48,615

Net Operating Loss	(1,548,245)	(13,052)	(48,615)
Other Income and Expense
Interest expense	(222,654)	(1,290)	0
Gain on sale of securities	469,863	0	0
Acquisition of resource properties (note 2)	(1,113,300)	0	(600,000)

Net Loss from Continuing Operations	(2,414,336)	(14,342)	(648,615)
Discontinued Operations
Loss on disposal of HollywoodBroadcasting.com	(2,066,371)	0	0
Gain on disposition of discontinued operations	845,150	0	0

Net Loss	(3,635,557)	(14,342)	(648,615)

Accumulated Deficit, Beginning of Period	0	(3,621,215)	(2,003,427)

Accumulated Deficit, End of Period	$(3,635,557)	$(3,635,557)	$(2,652,042)

Other Comprehensive Income (Loss)
Foreign exchange gain (loss) on translation	20,782	5,975	(1,276)
Total Comprehensive Loss	$(3,614,775)	$(8,367)	$(649,891)

Total Loss Per Share		$(0.00)	$(0.02)

Weighted Average Number of
Common Stock Outstanding		86,894,324	37,782,597

.

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited) (U.S. Dollars)

For the period
from inception	For the three months ended
(August 27, 1997)	May 31, Months ended
to May 31, 2005	2005	2004

Operating Activities
Net income (loss)	$(3,635,557)	$(14,342)	$(648,615)
Adjustments to reconcile net income (loss)
to net cash flows
Write-off of note receivable	57,500	0	0
Acquisition of resource properties for shares (note 2)	430,000	0	430,000
Discount on Convertible Debenture (note 3)	175,000	0	0
Gain on sale of securities	(469,863)	0	0
Effect of Foreign Currency translation on cash	19,121	96	(1,276)
Issuance of options	488,130	0	0
Allowance for doubtful accounts	88,360	0	0
Discontinued operations	(846,150)	0	0
Increase (decrease) in inventory	(57,705)	0	0
(Increase) decrease in other assets	(475,612)	4,492	(362)
Increase (decrease) in accounts receivable	(37,910)	0	138
Increase in accrued expenses	150,218	0	0
Increase (decrease) in customer deposits	0	0	(753)
Increase (decrease) in accounts payable and accrued liabilities	134,569	(418)	7,368
(Decrease) in notes payable	(15,000)	(15,000)	0
Amortization	52,332	0	0
Net Cash Flows from Operating Activities	(3,942,567)	(25,172)	(213,500)
Cash Flows from Investing Activities
Purchase of investment	(22,353)	0	0
Maturity of investment	22,353	0	0
Proceeds from sale of securities	394,863	0	0
Purchase of property and equipment	(208,585)	0	0
Net Cash Flows from Investing Activities	186,278	0	0
Cash Flows from Financing Activities
Issuance of note receivable	(57,500)	0	0
Related party debt	691,056	0	0
Proceeds from notes payable to stockholders	548,191	0	0
Proceeds from notes payable	100,500	0	0
Proceeds from convertible debenture	530,000	0	0
Proceeds from exercise of options	68,000	0	20,000
Stock subscriptions	67,025	0	199,135
Paid-in capital	16	0	0
Issuance of common stock	1,818,951	0	5,975
Net Cash Flows from Financing Activities	3,766,239	0	225,110
Net Increase in Cash and Cash Equivalents	9,950	(25,172)	11,610
Cash and Cash Equivalents, Beginning of Period	0	35,122	22,077
Cash and Cash Equivalents, End of Period	$9,950	$9,950	$33,687

.

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three-Months Ended May 31, 2005

(Unaudited) (U.S. Dollars)

1.

BASIS OF PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed as part of the Company’s February 28, 2005 Form 10KSB.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at May 31, 2005 and February 28, 2005, and the consolidated results of operations, stockholders’ equity and the consolidated statements of cash flows for the three months ended May 31, 2005 and 2004.  The results of operations for the three months ended May 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.

ACQUISITION OF SIERRA MINERALS AND MINING, INC.

During the year ending February 28, 2005, the Company completed a share exchange with the shareholders of Sierra Minerals and Mining, Inc. (“Sierra”).  Pursuant to the terms of the share exchange agreement, the Company issued 43,000,000 shares of its common stock in exchange for all of the outstanding shares of Sierra.  As a result, Sierra became a wholly owned subsidiary of the Company.  The common stock was valued at $0.01 per share.  Finder’s fees of 6,000,000 options to purchase the same number of shares of common stock of the Company at $0.01 per share are payable to non-related parties in connection with this share exchange.  The options were issued on May 25, 2004 and an amount of $175,800 was recorded as finders’ fees and additional paid in capital.  Sierra is a company incorporated in the state of Nevada that was incorporated just prior to the share exchange with the Company.  Sierra had no activities or operations other than having an option to acquire an interest in a property in Mexico, as noted below.  Due to the uncertainty of the future revenue to be generated from this property the cost of the acquisition of $430,000 has been charged to operations for the quarter ending May 31, 2004.

Sierra is a party to a joint venture agreement with Minera Rio Tinto S.A. de C.V., a Mexican company (“MRT”) pursuant to which Sierra and MRT have agreed to explore and develop, if feasible, certain mining properties in the state of Chihuahua, Mexico.

The joint venture agreement between Sierra and MRT required Sierra to invest cash totalling $1,000,000 by June 30, 2004 and to secure a $2,000,000 line of credit for the joint venture within sixty days of signing the joint venture agreement.  MRT will contribute the properties.  The joint venture is to be owned 60% by Sierra and 40% by MRT, however, should Sierra fail to secure the line of credit, its interest shall be reduced to 30% and the interest of MRT shall be increased to 70%.

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three-Month Quarter Ended May 31, 2005

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

As at February 28, 2005, the Company had advanced a total of $507,500 (which was charged to operations) of the $1,000,000 required investment. As at May 31, 2005, the Company is in default of the agreement and is currently negotiating an additional extension for the remaining $492,500 of the required $1,000,000 investment and $2,000,000 line of credit.

3.

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

SUNBURST ACQUISITIONS IV, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three-Month Quarter Ended May 31, 2005

(Unaudited) (U.S. Dollars)

4.

COMMON STOCK

	Number
	of Shares	Amount

Balance, February 28, 2005	86,894,324	$2,435,977

Issued during the period:
No shares issued	-	-

Balance, May 31, 2005	86,894,324	$2,435,977

During the quarter ended May 31, 2005, the Company issued no shares.

5.

SUBSEQUENT EVENTS

Sierra Minerals and Mining, Inc.

As of July 7, 2005, the Company is continuing to negotiate a further extension and seek additional funding for the remaining balance of the required $1,000,000 investment and $2,000,000 line of credit as stated in the joint venture agreement between Sierra and MRT (see note 2).

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as “forward looking statements, “ which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects  “and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement.  Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Overview

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our mining business operations, which we commenced in May 2004. We must raise additional cash in order to implement our plan and stay in business.

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

We did not earn any revenues during the fiscal year ended February 28, 2005 or the three months ended May 31, 2005 in connection with our mining activities. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.  We generated no revenues during the year ended February 28, 2005 or the three months ended May 31, 2005.

We incurred operating expenses and a net loss in the amount of $14,342 for the three months ended May 31, 2005.

Liquidity and Capital Resources

We remain in the exploration stage.  Since inception we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and which have resulted in the accumulation of a substantial deficit during the exploration stage.  As of May 31, 2005, we have total current assets of $13,571, total current liabilities of $750,030, and a deficit of $(3,635,577) accumulated in the exploration stage.

The issued and outstanding shares are 86,894,324 as of May 31, 2005. We had cash on hand of $9,950 as of May 31, 2005. We plan to use our cash on hand to pay on-going expenses related to compliance with our reporting obligations under the Securities Exchange Act of 1934.

As previously reported, on May 25, 2004, we completed a share exchange transaction with Sierra Minerals and Mining, Inc, a Nevada corporation.  Sierra is a party to a joint Venture Agreement with Mineral Rio Tinto S.A. de C.V., a Mexican company (“MRT”), pursuant to which Sierra and MRT have agreed to explore and, if feasible, develop certain mining properties, which MRT has the option to acquire.  The properties are located in the state of Chihuahua, Mexico.   Due to the uncertainty of the future revenue to be generated from this property the cost of the acquisition of $430,000 and deposits of $507,500 were charged to operations in the year ended February 28, 2005.

Pursuant to the terms of the Joint Venture Agreement between Sierra and MRT, Sierra was required to invest cash totaling 1,000,000 into the joint venture, and was also required to secure a $2,000,000 line of credit for the joint venture within sixty days of signing the joint venture agreement.   At the time of completion of its share exchange with Sierra, the Company agreed to assist Sierra in meeting its financial obligations under the Joint Venture Agreement.

As of May 31, 2005, Sierra was in default under the terms of the joint venture agreement as a result of its failure to satisfy its financial obligations.  As of that date, it had not obtained the required $2,000,000 line of credit and it had only invested $507,500 of the $1,000,000 in cash. As of the date of this report, the Company is currently negotiating with MRT a further extension to meet its financial obligations.

The Company intends to advance additional funds to Sierra out of any net proceeds they receive as a result of subsequent closings under the Securities Purchase Agreement. They may also seek to raise additional capital through other private placement offering or through debt financing. They also intend to continue seeking potential sources for the $2,000,000 line of credit.

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

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.

EXHIBITS.

The following exhibits are filed herewith:

2.1

      Securities Purchase Agreement dated as of August 25, 2004 among Sunburst Acquisitions IV, Inc. (and identified purchasers) (incorporated by reference from Current Report on Form 8-K and filed with the Securities and Exchange Commission on August 31, 2004.

2.2

      Share Exchange Agreement, dated May 3, 2004, by and among Sunburst Acquisitions IV, Inc., a Colorado corporation, Sierra Minerals and Mining, Inc., a Nevada corporation, and the shareholders of Sierra Minerals & Mining, Inc. (incorporated by reference from Current Report on Form 8-K/A and filed with the Securities and Exchange Commission on August 9, 2004).

2.3

      Joint Venture Agreement, dated April 26, 2004 and amended on June 1, 2004, by and between Sierra Mining and Minerals, Inc., a Nevada corporation, and Minera Rio Tinto S.A. de C.V., a Mexican company (incorporated by reference from Current Report on Form 8-K/A and filed with the Securities and Exchange Commission on August 9, 2004).

2.4

     Amendment to Joint Venture Agreement dated June 1, 2004 (incorporated by reference from Current Report on Form 8-K/A and filed with the Securities and Exchange Commission on August 9, 2004).

3 (i)

Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on December 29, 1997).

3 (ii)

Bylaws (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on December 29, 1997).

4.1

     Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on December 29, 1997).

4.2

Registration Agreement dated April 20, 2004, by and among Sunburst Acquisitions IV, Inc., a Colorado company, and each of the purchasers in a private placement of shares of Sunburst (incorporated by reference from Current Report on Form 8-K/A and filed with the Securities and Exchange Commission on August 9, 2004).

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

10.3

Promissory Note between Sunburst Acquisitions IV, Inc. and Minera Rio Tinto S.A. de C.V. in the amount of $ 57,500 dated January 9, 2004 (incorporated by reference from Current Report on Form 8-K/A and filed with the Securities and Exchange Commission on August 9, 2004).

10.4

Promissory Note between Sierra Mineral and Mining, Inc. and Minera Rio Tinto S.A. de C.V. in the amount of $ 167,500, dated May 3, 2004 (incorporated by reference from Current Report on Form 8-K/A and filed with the Securities and Exchange Commission on August 9, 2004).

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

Date:  July 18, 2005