Form 10QSB
period 2005-08-31
SUNBURST ACQUISITIONS IV INC
filed 2005-11-02
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2005

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____ No X

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 88,394,324 at August 31, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

SUNBURST ACQUISITIONS IV, INC.

(An Exploration Stage Company)

Consolidated Financial Statements

Six-Months Ended August 31, 2005

(Unaudited) (U.S. Dollars)

Index to Consolidated Financial Statements

Consolidated Balance Sheet

3

Consolidated Statements of Operations & Deficit

4

Consolidated Statements of Cash Flows

5

Notes to Consolidated Financial Statements

    6 - 9

SUNBURST ACQUISITIONS IV, INC.

(An Exploration Stage Company)

Consolidated Balance Sheet

August 31

(Unaudited) (U.S. Dollars)

2005

Assets

Current
Cash	$84,010
Other current assets	176,121

Total Assets	$260,131

Liabilities

Current
Accounts payable and accrued liabilities	$57,744
Convertible debentures (note 4)	705,000
Notes payable to related parties	5,400
Liability for Mineral Properties (note 3)	150,000

Total Liabilities	918,144

Stockholders' Deficit

Capital Stock
Authorized
20,000,000 Preferred stock with no par value
200,000,000 Common stock with no par value
Issued
88,394,324 Shares of Common stock (note 5)	2,480,977
Additional Paid-In Capital	457,146
Stock Subscriptions (note 5)	255,500
Deficit Accumulated During the Exploration Stage	(3,856,769)
Accumulated Other Comprehensive Income	5,133

Total Stockholders’ Deficit	(658,013)

Total Liabilities and Stockholders’ Deficit	$260,131

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations and Deficit

(Unaudited) (U.S. Dollars)

	For the period
	from Inception
	(August 27, 1997)	Three Months Ended August 31,		Six Months Ended August 31,
	to August 31, 2005	2005	2004	2005	2004

Revenues	$246,395	$0	$0	$0	$0
$ $ $
Expenses
Cost of goods sold	24,721	0	0	0	0
Selling, general and administrative	1,840,731	70,812	114,203	83,864	162,818

Total Expenses	1,617,999	70,812	114,203	83,864	162,818

Net Operating Loss	(1,619,057)	(70,812)	(114,203)	(83,864)	(162,818)
Other Income and Expense
Interest expense	(222,854)	(400)	(142,917)	(1,690)	(142,917)
Gain on sale of securities	469,863	0	0	0	0
Acquisition of resource properties
properties (note 2, note 3)	(832,500)	(150,000)	(25,000)	(150,000)	(682,500)

Net Loss from Continuing Operations	(2,635,548)	(221,212)	(282,120)	(235,554)	(988,235)
Discontinued Operations
Loss on disposal of
HollywoodBroadcasting.com	(2,066,371)	0	0	0	0
Gain on disposition of discontinued
operations	845,150	0	0	0	0

Net Loss	(3,856,769)	(221,212)	(282,120)	(235,554)	(988,235)
Accumulated Deficit, Beginning of Period	0	(3,635,557)	(2,482,042)	(3,621,215)	(2,003,427)

Accumulated Deficit, End of Period	$(3,856,769)	$(3,856,769)	$(2,764,162)	$(3,856,769)	$(2,991,662)
Other Comprehensive Income (Loss)
Foreign exchange gain (loss) on translation	19,204	(1,578)	(1,160)	5,133	(2,436)

Total Comprehensive Loss	$(3,837,565)	$(222,790)	$(283,280)	$(230,421)	$(990,671)

Total Loss Per Share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.02)

Weighted Average Number of shares of
Common Stock Outstanding		87,147,071	84,578,702	87,020,007	61,555,963

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited) (U.S. Dollars)

Period from Inception
(August 27, 1997)	Six Months Ended August 31,
to August 31, 2005	2005		2004

Operating Activities
Net loss	$(3,856,769)	$(235,554)	$(988,235)
Adjustments to reconcile net income (loss) to net cash flows
Write-off of note receivable	57,500	0	57,500
Acquisition of resource properties for shares (note 2, note 3)	580,000	150,000	430,000
Discount on Convertible Debentures (note 4)	175,000	0	142,917
Gain on sale of securities	(469,863)	0	0
Unrealized Foreign Exchange (gain) loss	22,820	3,795	(2,436)
Issuance of options	488,130	0	0
Allowance for doubtful accounts	88,360	0	0
Discontinued operations	(846,150)	0	0
Decrease in inventory	(57,705)	0	0
Decrease in other assets	(643,112)	(163,008)	(503)
Decrease in accounts receivable	(37,910)	0	(172)
Increase in accrued expenses	150,218	0	0
Increase in customer deposits	0	0	938
Increase in accounts payable and accrued liabilities	166,242	31,255	58,426
Decrease in notes payable	(23,100)	(23,100)	0
Amortization	52,332	0	0
Net Cash Flows from Operating Activities	(4,154,007)	(236,612)	(301,565)
Investing Activities
Purchase of investment	(22,353)	0	0
Maturity of investment	22,353	0	0
Proceeds from sale of securities	394,863	0	0
Purchase of property and equipment	(208,585)	0	0
Cash Provided by Investing Activities	186,278	0	0
Financing Activities
Issuance of note receivable	(57,500)	0	0
Related party debt	691,056	0	0
Proceeds from notes payable to stockholders	548,191	0	0
Proceeds from notes payable	105,500	5,000	0
Proceeds from convertible debentures	530,000	0	408,333
Proceeds from exercise of options	93,000	25,000	35,000
Stock subscriptions	322,525	255,500	196,135
Paid-in capital	16	0	0
Issuance of common stock	1,818,951	0	5,975
Cash Provided by Financing Activities	4,051,739	285,500	645,443
Inflow of Cash and Cash Equivalents	84,010	48,888	343,878
Cash and Cash Equivalents, Beginning of Period	0	35,122	22,077
Cash and Cash Equivalents, End of Period	$84,010	$84,010	$365,955

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Six-Months Ended August 31, 2005

(Unaudited) (U.S. Dollars)

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

In the opinion of the Company’s management, these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at August 31, 2005 and the results of operations for the three and six-months ended August 31, 2005 and from inception to August 31, 2005 and the statement of cash flows for the six-months ended August 31, 2005 and from inception to August 31, 2005.  The results of operations for the three and six-months ended August 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

2.

ACQUISITION OF SIERRA MINERALS AND MINING, INC.

In the 2004 fiscal year, during the quarter ending May 31, 2004, the Company completed a share exchange with the shareholders of Sierra Minerals and Mining, Inc. (“Sierra”).  Pursuant to the terms of the share exchange agreement, the Company issued 43,000,000 shares of its common stock in exchange for all of the outstanding shares of Sierra.  As a result, Sierra became a wholly owned subsidiary of the Company.  The common stock was valued at $0.01 per share.  Finder’s fees of 6,000,000 options to purchase the same number of shares of common stock of the Company at $0.01 per share are payable to non-related parties in connection with this share exchange.  The options were issued on May 25, 2004 and an amount of $175,800 was recorded as finders’ fees and additional paid in capital.  Sierra is a company incorporated in the state of Nevada that was incorporated just prior to the share exchange with the Company.  Sierra had no activities or operations other than having an option to acquire an interest in a property in Mexico, as noted below.  Due to the uncertainty of the future revenue to be generated from this property the cost of the acquisition of $430,000 has been charged to operations for the quarter ending May 31, 2004.

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

On October 1, 2004, the Company signed an extension to provide the required investment of $1,000,000 by November 10, 2004. The Company was to also have until November 30, 2004, to secure the $2,000,000 line of credit. On November 16, 2004 the Company signed a further extension to provide the required investment of $1,000,000 by December 31, 2004. The Company was to also have until February 28, 2005, to secure the $2,000,000 line of credit.

SUNBURST ACQUISITIONS IV, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Six-Months Ended August 31, 2005

(Unaudited) (U.S. Dollars)

2.

ACQUISITION OF SIERRA MINERALS AND MINING, INC. (continued)

As at February 28, 2005, the Company had advanced a total of $507,500 (which was charged to operations) of the $1,000,000 required investment. As at May 31, 2005, the Company was in default of the agreement and began negotiating an additional extension for the remaining $492,500 of the required $1,000,000 investment and $2,000,000 line of credit.

On August 25, 2005, the Company announced that it had successfully restructured its rights to properties in Mexico; thereby, this joint venture was superceded and replaced by the current agreements described below (see note 3).

3.

MINERAL PROPERTIES

On August 25, 2005, the Company announced that it had successfully restructured its rights to properties in Mexico.

The restructuring entailed incorporating a wholly-owned subsidiary, Sunburst de Mexico, S.A. de C.V. ("Sunburst Mexico"), which allowed the Company to take direct title to properties previously held beneficially through a joint venture with Minero Rio Tinto, S.A. de C.V. ("MRT").

Pursuant to the current agreements signed, the Company received an increased ownership of the Cieneguita concessions from 60% to 100% ownership, an option to purchase 11 of the Guazaparez concessions, two Encino Gordo concessions and the right of first refusal on two other Encino Gordo concessions from MRT.

All other interests were included in a previous joint venture agreement between Sierra Minerals and Mining, Inc, the Company’s Nevada subsidiary, and MRT, which was attached as an exhibit to the Company’s 8-K filing made on June 3, 2004.  This joint venture has been superceded and replaced by the current agreements.

As part of this restructuring, Sunburst must adhere to certain funding requirements including providing a payment of $100,000 US by November 30, 2005, and loan to Sunburst Mexico the amounts of $900,000 US by January 31, 2006 and $1,000,000 US by April 30, 2006. These funds will be used for exploration or development expenditures on Sunburst Mexico's concessions. Failure to adhere to the schedule will allow MRT to acquire for nominal consideration up to 100% of all outstanding shares of Sunburst Mexico which holds on option on all of these mineral concessions.

As consideration for these acquisitions, the Company agreed to issue 5 million shares to MRT (or its assignee) and an additional 5 million shares at the time the Cieneguita property reaches production of 15,000 ounces of gold per year. The first 5 million shares have not yet been issued at period end and the amount is reflected as a liability. The trading price on the day of the agreement was $0.03 and therefore, a liability of $150,000 has been recorded and has been charged to operations for the quarter ending August 31, 2005.

4.

CONVERTIBLE DEBENTURES

On August 25, 2004, the Company entered into a Securities Purchase Agreement (the “Agreement”), with Bristol Investment Fund, Ltd., Alpha Capital AG and Stonestreet LP (the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase up to $1,350,000 in face amount of Secured Convertible Debentures (the “Debentures”) from the Company.  The Debentures do not bear interest but are to be issued at a 26% discount to the face amount. Accordingly, the cash purchase price for the full $1,350,000 face amount of the Debentures will be $1,000,000.   The Debentures will be due and payable in full one year from the date of issuance.

SUNBURST ACQUISITIONS IV, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Six-Months Ended August 31, 2005

(Unaudited) (U.S. Dollars)

4.

CONVERTIBLE DEBENTURE (continued)

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

On August 10, 2005, the Company negotiated an agreement with debenture holders to retire the debentures including all associated principal, terms, warrants and rights for the amount of $500,000 plus 8% interest.  The debenture was to be repaid in full by September 1, 2005.  If the debentures were not repaid Mario Ayub, a director of Sunburst would resign and 2 new directors will be appointed at the request of the debenture holders. In September 2005, the debentures were paid out and retired (note 7).

5.

COMMON STOCK

	Number
	of Shares	Amount
Balance, February 28, 2005	86,894,324	$2,435,977
Issued during the period:
No shares issued	-	-
Balance, May 31, 2005	86,894,324	$2,435,977
Issued during the period:
Pursuant to exercise of stock options	1,000,000	25,000
Pursuant to compensation shares	500,000	20,000

Balance, August 31, 2005	88,394,324	$2,480,977

SUNBURST ACQUISITIONS IV, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Six-Months Ended August 31, 2005

(Unaudited) (U.S. Dollars)

5.

COMMON STOCK (continued)

During the quarter ended May 31, 2005, the Company issued no shares.

During the quarter ended August 31, 2005, the Company issued 1,000,000 common shares from stock options being exercised.  Under the terms of a Consulting Agreement entered into July 1, 2005, the Company also issued a total of 500,000 shares of its common stock as compensation for services.  The shares were issued pursuant to a registration statement on Form S-8. During August 2005, the Company began accepting subscriptions for a private placement at $0.02 per share (see note 7). The Company received stock subscription proceeds totaling $255,500. These shares have not been issued.

6.

RELATED PARTY

The Company paid consulting fees of $12,000 (2004 - nil) to a an officer and director of the Company under the Services Agreement entered into on September 14, 2005, effective June 1, 2005 (See note 7). The services are on a month to month basis at $4,000 per month for the first three months and $1,500 per month thereafter.

As of August 31, 2005, accounts payable of $12,000 (2004 — nil) was owing to a director of the Company

 7.

SUBSEQUENT EVENTS

Convertible Debentures

On September 14, 2005, the Company announced that it made an interim payment of $300,000 to its debenture holders. The Company was also granted an extension to September 19, 2005 to provide the remaining $200,000, plus interest charges, required to retire the debentures.

On September 21, 2005, the Company reported that it paid to its debenture holders the final remaining amount of $200,000, plus interest charges, required to retire the debentures. As a result of this payment, the terms and conditions of the debentures were terminated and the associated warrants were cancelled.

Private Placement and Convertible Debentures

The Company raised the funds needed to repay its debenture holders in part through the private placement sale of shares of common stock at a price of $0.02 per share, and in part through the private placement sale of convertible debentures in the aggregate principal amount of $330,000. The newly issued convertible debentures bear interest at 10% per annum and are due and payable in six months.

Consulting Agreement

Under the terms of a Consulting Agreement entered into September 1, 2005, the Company issued a total of 1,000,000 shares of its common stock as compensation for future services.  The shares were issued pursuant to a registration statement on Form S-8 filed on October 11, 2005.

Under the terms of a Services Agreement entered into on September 14, 2005, effective June 1, 2005, the Company would provide $4,000 per month from June 1, 2005 to August 31, 2005, and $1,500 per month thereafter to an officer and director of the Company. This Services Agreement is on a month to month basis until terminated with 30 days notice.

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

On August 25, 2005 the Company reported that it had successfully restructured its rights to properties in Mexico.

The restructuring entailed incorporating a wholly-owned subsidiary, Sunburst de Mexico, S.A. de C.V. ("Sunburst Mexico"), which allowed the Company to take direct title to properties previously held beneficially through a joint venture with Minero Rio Tinto, S.A. de C.V. ("MRT").

Pursuant to the agreements signed August 18, 2005 (described below), the Company received an increased ownership of the Cieneguita concessions from 60% to 100% ownership, an option to purchase 11 of the Guazaparez concessions, two Encino Gordo concessions and the right of first refusal on two other Encino Gordo concessions from MRT.

All other interests were included in a previous joint venture agreement between Sierra Minerals and Mining, Inc, the Company’s Nevada subsidiary, and MRT, which was attached as an exhibit to the Company’s 8-K filing made on June 3, 2004.  This joint venture has been superceded and replaced by the current agreements.

As part of this restructuring, Sunburst must adhere to certain funding requirements including providing a loan of US$1 million to Sunburst Mexico by December 31, 2005 and a further loan of US$1 million by April 30, 2006. These funds will be used for exploration or development expenditures on Sunburst Mexico's concessions. Failure to adhere to the schedule will allow MRT to acquire up to 100% of all outstanding shares of Sunburst Mexico for nominal consideration.

As consideration for these acquisitions, the Company agreed to issue 5 million shares to MRT (or its assignee) at the time of the transaction, and an additional 5 million shares at the time the Cieneguita property reaches production of 15,000 ounces of gold per year. As of the date of this report, the first 5 million shares have not yet been issued and the amount is reflected as a liability. The trading price on the day of the agreement was $0.03 and therefore, a liability of $150,000 has been recorded and has been charged to operations for the quarter ending August 31, 2005.

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity.  Except for the net proceeds in the amount of $430,000 we have received in connection with the Securities Purchase Agreement entered in August 2004, our management has not secured a commitment of financial support to meet future obligations and we have not generated any revenues and no revenues are anticipated unless and until mineralized material is discovered on the properties that we have an interest in. Accordingly we must raise cash from other than the sale of mineralized materials. We will be conducting research in connection with the exploration of our properties. We are not planning to buy or sell any plant or significant equipment.

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

We did not earn any revenues during the fiscal year ended February 28, 2005 or the six months ended August 31, 2005 in connection with our mining activities or otherwise. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.  We generated no revenues during the year ended February 28, 2005 or the six months ended August 31, 2005.

We incurred operating expenses and a net loss in the amount of $235,554 for the six months ended August 31, 2005.

Liquidity and Capital Resources

We remain in the exploration stage.  Since inception we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and which have resulted in the accumulation of a substantial deficit during the exploration stage.  As of August 31, 2005, we have total current assets of $260,131, total current liabilities of $918,143, and a deficit of $(3,856,769) accumulated in the exploration stage.

The issued and outstanding shares are 88,394,324 as of August 31, 2005. We had cash on hand of $84,010 as of August 31, 2005. We plan to use our cash on hand to pay on-going expenses related to compliance with our reporting obligations under the Securities Exchange Act of 1934.

On July 15, 2005, the Company entered into an agreement with Bristol Investment Fund, Ltd., Alpha Capital AG and Stonestreet LP, pursuant to which it agreed to repurchase the convertible debentures held by such parties for $500,000 plus 8% interest.  Upon repurchase of the debentures, the warrants and additional investment rights held by the debenture holders will also be cancelled.

On September 21, 2005, the Company announced that it had re-paid to its debenture holders the face amount of $500,000 plus interest charges, required to retire the debentures. As a result of this payment, the terms and conditions of the debentures are now terminated and the associated warrants have been cancelled.

The Company raised the funds needed to repay its debenture holders in part through the private placement sale of shares of common stock at a price of $0.02 per share, and in part through the private placement sale of convertible debentures in the aggregate principal amount of $330,000. The newly issued convertible debentures bear interest at 10% per annum and are due and payable in six months.

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

Pursuant to the terms of the Joint Venture Agreement between Sierra and MRT, Sierra was required to invest cash totaling $1,000,000 into the joint venture, and was also required to secure a $2,000,000 line of credit for the joint venture. The Company raised $507,500 towards the initial $1,000,000 and did not secure a $2,000,000 line of credit. After further discussions with MRT, this joint venture has been superceded and replaced by the current agreements discussed below.

On August 18, 2005, the Company entered into various agreements, including agreements to acquire interests in various mining claims in Mexico through its wholly-owned Mexican subsidiary, Sunburst Mining de Mexico, S.A., de C.V.

The agreements include the following:

(1) Assignment of Contract Agreement between Minera Rio Tinto, S.A. de C.V. (MRT), Sunburst de Mexico, S.A. de C.V. (Sunburst Mexico), and owners of the Cieneguita Concessions (Cieneguita Owners), pursuant to which MRT assigned to Sunburst Mexico, with the permission of the Cieneguita Owners, all of MRT’s rights and obligations acquired under a previous agreement, the Cieneguita Option Agreement, including the exclusive option to acquire the Cieneguita Concessions for a price of US $2,000,000 (all royalty payments to be deducted from the purchase price); the Cieneguita Owners have reserved a royalty of US $20 per ounce of gold produced from the Cieneguita Concessions. In the event that the price of gold is above $400 per ounce, the royalty payable to the Cieneguita Owners will be increased by $0.10 for each dollar increment over $400 per ounce.

(2) Guazaparez Option Agreement signed between MRT and Sunburst Mexico pursuant to which MRT has granted Sunburst Mexico the exclusive option to purchase 7 of the Guazaparez concessions, for a term of 4 years, on payment of US $910,000.  MRT has reserved a 2.5% Net Smelter Royalty (NSR). MRT has reserved the right to extract from the Guazaparez concessions up to 5,000 tons per month of rock material; this right will terminate on exercise of the option.

(3) Sale and Purchase of Encino Gordo Concessions signed between MRT and Sunburst Mexico whereby MRT has sold to Sunburst Mexico two of the Encino Gordo concessions, for a price of $1,000 Pesos (approximately US $100), and has granted to Sunburst Mexico a first right of refusal to acquire two additional Encino Gordo concessions.  This is a new agreement, not an assignment of a previous agreement.

(4) Assignment of the San Francisco Option Agreement signed between MRT, Sunburst Mexico and San Francisco Concession Owner pursuant to which MRT has assigned to Sunburst Mexico, with the consent of the San Francisco Concessions Owner, MRT’s rights and obligations acquired under the San Francisco Option Agreement, including the option to purchase the San Francisco Concession for a price of US $250,000 (the “Purchase Price”) for a term of 60 months commencing from June 25, 2004, the date of signing of the San Francisco Option Agreement (the “Option Period”).  MRT and the San Francisco Owner have reserved a combined 2.5% NSR. To maintain the option, Sunburst Mexico has assumed the obligation to pay to the San Francisco Owner cumulative annual payments totaling US$90,000; if option is exercised prior to the expiration of the Option Period by payment of the Purchase Price, the obligation to pay the annual payments will be terminated.

(5) Assignment of the San Antonio Option Agreement signed between MRT, Sunburst Mexico, and the San Antonio Option Concessions Owner pursuant to which MRT has assigned to Sunburst Mexico, with the consent of the San Antonio Concessions Owner, MRT’s rights and obligations acquired under the San Antonio Option Agreement, including the option to purchase the San Antonio concessions for a price of US $500,000(the “Purchase Price”) for a term of 60 months commencing from January 15, 2004, the date of signing of the San Antonio Option Agreement (the “Option Period”).  MRT and the San Antonio owner have reserved a combined 2.5% NSR. To maintain the option, Sunburst Mexico has assumed the obligation to pay to the San Antonio Owner cumulative annual payments totaling US$140,000; if option is exercised prior to the expiration of the Option Period by payment of the Purchase Price, the obligation to pay the annual payments will be terminated. The San Antonio Owner has reserved the right to extract from the San Antonio concessions up to 50 tonnes per month of rock material; this right will terminate on the date of the exercise of the option.

(6) Operator’s Agreement signed between Sunburst Mexico and MRT pursuant to which Sunburst Mexico has engaged MRT as the Operator of the Cieneguita Property on payment of the Operator’s fee and an Operator’s bonus equal to 10% of the net proceeds of production if operating cash costs do not exceed US $230 per ounce of gold produced from the Cieneguita Property.

(7) Share Option Agreement signed between Sunburst Acquisitions IV Inc. (Sunburst USA) and MRT pursuant to which Sunburst USA has granted to MRT the exclusive option to acquire up to 100% of all outstanding shares of the capital of Sunburst Mexico if Sunburst USA does not (a) comply with the terms of the underlying Cieneguita Option Agreement, the San Antonio Option Agreement, the San Francisco Option Agreement and the Guazaparez Option Agreement, and (b) advance to MRT the amount of $100,000 US by November 30, 2005, and loan to Sunburst Mexico the amounts of $900,000 US by January 31, 2006 and $1,000,000 US by April 30, 2006. If option to purchase 100% of the shares of the capital of Sunburst Mexico is exercised by MRT, MRT is obligated to cancel all of the shares of the capital of Sunburst USA owned by MRT’s and Mario Ayub.

Mario Ayub owns MRT and is a director of Sunburst USA.

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

None.

ITEM 6.

EXHIBITS.

The following exhibits are filed herewith:

2.1

      Securities Purchase Agreement dated as of August 25, 2004 among Sunburst Acquisitions IV, Inc. (and identified purchasers) (incorporated by reference from Current Report on Form 8-K and filed with the Securities and Exchange Commission on August 31, 2004).

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

Date:  November 1, 2005