Form 10QSB
period 2005-11-30
SUNBURST ACQUISITIONS IV INC
filed 2006-01-13
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended November 30, 2005

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

SUNBURST ACQUISITIONS IV, INC.
(Name of small business in its charter)

Colorado	0-23561	84-1431797
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

609 Granville Street, Suite 880 Vancouver, BC	V7Y 1G5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 661-7830

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

Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 189,994,324 at January 6, 2006.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

The Issuer had 89,994,324 shares of common stock issued and outstanding as of November 30, 2005

SUNBURST ACQUISITIONS IV, INC.
(An Exploration Stage Company)

Consolidated Financial Statements
Nine-Months Ended November 30, 2005
(Unaudited) (U.S. Dollars)

SUNBURST ACQUISITIONS IV, INC.
(An Exploration Stage Company)
Consolidated Balance Sheet
November 30
(Unaudited) (U.S. Dollars)

2005

Assets

Current
Cash	$1,580
Other current assets	21,207

Total Assets	$22,787

Liabilities

Current
Accounts payable and accrued liabilities	$112,811
Convertible debentures (note 4)	30,000
Notes payable (note 5)	455,300
Funds held for private placement (note 6)	107,500
Liability for Mineral Properties (note 3)	150,000

Total Liabilities	855,611

Stockholders' Equity (Deficit)

Capital Stock
Authorized
20,000,000 Preferred stock with no par value
200,000,000 Common stock with no par value
Issued
89,994,324 Shares of Common stock (note 6)	2,578,977
Additional Paid-In Capital	457,146
Deficit Accumulated During the Exploration Stage	(3,873,501)
Accumulated Other Comprehensive Income	4,554

Total Stockholders’ Equity (Deficit)	(832,824)

Total Liabilities and Stockholders’ Equity	$22,787

SUNBURST ACQUISITIONS IV, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations and Deficit
(Unaudited) (U.S. Dollars)

	Period Ended from Inception (August 27, 1997) to November 30, 2005	Nine-Months Ended November 30, 2005	Nine-Months Ended November 30, 2004	Nine-Months Ended November 30, 2005	Nine-Months Ended November 30, 2004

Revenues	$246,395	$0	$0	$0	$0

Expenses
Cost of goods sold	24,721	0	0	0	0
Selling, general and administrative	1,989,325	148,594	73,903	232,458	250,106
Total Expenses	2,014,046	148,594	73,903	232,458	250,106

Net Operating Loss	(1,767,651)	(148,594)	(73,903)	(232,458)	(250,106)
Other Income and Expense
Interest expense	(224,377)	(1,323)	(32,083)	(3,013)	(175,000)
Gain on settlement of debt	133,185	133,185	0	133,185	0
Gain on sale of securities	469,863	0	0	0	0
Acquisition of resource properties (note 2, note 3)	(1,263,300)	0	(255,000)	(150,000)	(937,500)

Net Loss from Continuing Operations	(2,652,280)	(16,732)	(360,986)	(252,286)	(132,606)
Discontinued Operations
Loss on disposal
HollywoodBroadcasting.com	(2,066,371)	0	0	0	0
Gain on disposition of discontinued operations	845,150	0	0	0	0

Net Loss	(3,873,501)	(16,732)	(360,986)	(252,286)	(132,606)
Accumulated Deficit, Beginning of Period	0	(3,856,769)	(2,482,042)	(3,621,215)	(2,003,427)

Accumulated Deficit, End of Period	$(3,873,501)	$(3,873,501)	$(2,843,028)	$(3,873,501)	$(3,366,033)
Other Comprehensive Loss
Foreign exchange gain (loss) on translation	20,822	1,618	(1,072)	4,554	(2,427)

Total Comprehensive Loss	$(3,852,679)	$(15,114)	$(361,165)	$(247,732)	$(1,365,033)

Total Loss Per Share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.02)

Weighted Average Number of shares of Common Stock Outstanding		89,627,291	86,618,692	87,885,930	69,849,448

SUNBURST ACQUISITIONS IV, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Period of Inception (August 27, 1997) to November 30, 2005	Nine-Months Ended November 30, 2005	Nine-months Ended November 30, 2004
Operating Activities
Net loss	$(3,873,501)	$(252,286)	$(1,362,606)
Adjustments to reconcile net income (loss) to net cash flows
Write-off of note receivable	57,500	0	57,500
Acquisition of resource properties for shares (note 2, note 3)	580,000	150,000	430,000
Discount on Convertible Debentures (note 4)	175,000	0	175,000
Gain on sale of securities	(469,863)	0	0
Unrealized Foreign Exchange (gain) loss	17,700	(1,325)	(6,659)
Issuance of options	488,130	0	0
Issuance of shares for consulting services	100,000	100,000	0
Allowance for doubtful accounts	88,360	0	0
Discontinued operations	(846,150)	0	0
Decrease in inventory	(57,705)	0	0
Increase in other assets	(493,198)	(13,094)	(1,005)
Decrease in accounts receivable	(37,910)	0	(1,443)
Increase in accrued expenses	150,218	0	0
Increase in customer deposits	0	0	5,650
Increase in accounts payable and accrued liabilities	215,850	80,863	2,673
Decrease in notes payable	(28,500)	(28,500)	0
Gain on settlement of debt	(133,185)	(133,185)	0
Amortization	52,332	0	0
Net Cash Flows from Operating Activities	(4,014,922)	(97,527)	(700,890)
Investing Activities
Purchase of investment	(22,353)	0	0
Maturity of investment	22,353	0	0
Proceeds from sale of securities	394,863		0
Purchase of property and equipment	(208,585)	0	0
Cash Provided by (Used in) Investing Activities	186,278	0	0
Financing Activities
Issuance of note receivable	(57,500)	0	0
Related party debt	691,056	0	0
Proceeds from notes payable to stockholders	548,191	0	0
Proceeds from notes payable	555,800	455,300	0
Proceeds from convertible debenture	530,000	0	500,000
Repayment of convertible debenture	(541,815)	(541,815)	0
Proceeds from exercise of options	111,000	43,000	35,000
Stock subscriptions	174,525	107,500	196,135
Paid-in capital	16	0	0
Issuance of common stock	1,818,951	0	5,975
Cash Provided by Financing Activities	3,830,224	63,985	737,110
Inflow of Cash and Cash Equivalents	1,580	(33,542)	36,220
Cash and Cash Equivalents, Beginning of Period	0	35,122	22,077
Cash and Cash Equivalents, End of Period	$1,580	$1,580	$58,297

SUNBURST ACQUISITIONS IV, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine-Months Ended November 30, 2005
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

In the opinion of the Company’s management, these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at November 30, 2005 and the results of operations for the three and nine-months ended November 30, 2005 and from inception to November 30, 2005 and the statement of cash flows for the nine-months ended November 30, 2005 and from inception to November 30, 2005. The results of operations for the three and nine-months ended November 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

2. ACQUISITION OF SIERRA MINERALS AND MINING, INC.

In the 2004 fiscal year, during the quarter ending May 31, 2004, the Company completed a share exchange with the shareholders of Sierra Minerals and Mining, Inc. (“Sierra”).  Pursuant to the terms of the share exchange agreement, the Company issued 43,000,000 shares of its common stock in exchange for all of the outstanding shares of Sierra.  As a result, Sierra became a wholly owned subsidiary of the Company.  The common stock was valued at $0.01 per share.  Finder’s fees of 6,000,000 options to purchase the same number of shares of common stock of the Company at $0.01 per share were payable to non-related parties in connection with this share exchange.  The options were issued on May 25, 2004 and an amount of $175,800 was recorded as finders’ fees and additional paid in capital.  Sierra is a company incorporated in the state of Nevada that was incorporated just prior to the share exchange with the Company.  Sierra had no activities or operations other than having an option to acquire an interest in a certain mining properties in Mexico, as noted below.  Due to the uncertainty of the future revenue to be generated from this property the cost of the acquisition of $430,000 was charged to operations for the quarter ending May 31, 2004.

Sierra was party to a joint venture agreement with Minera Rio Tinto S.A. de C.V. (“MRT”), a Mexican company pursuant to which Sierra and MRT had agreed to explore and develop, if feasible, certain mining properties in the state of Chihuahua, Mexico.

The joint venture agreement between Sierra and MRT required Sierra to invest cash totalling $1,000,000 by June 30, 2004 and to secure a $2,000,000 line of credit for the joint venture within sixty days of signing the joint venture agreement. MRT would contribute the properties. The joint venture was to be owned 60% by Sierra and 40% by MRT, however, should Sierra fail to secure the line of credit, its interest would be reduced to 30% and the interest of MRT would be increased to 70%.

The Company had signed two extensions on October 1, 2004, and November 16, 2004 to fund the required cash investment and secure the line of credit. As at February 28, 2005, the Company had advanced a total of $507,500 (which was charged to operations) of the $1,000,000 required investment. As at May 31, 2005, the Company was in default of the agreement and began negotiating an additional extension for the remaining $492,500 of the required $1,000,000 investment and $2,000,000 line of credit.

SUNBURST ACQUISITIONS IV, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine-Months Ended November 30, 2005
(Unaudited) (U.S. Dollars)

2. ACQUISITION OF SIERRA MINERALS AND MINING, INC. (continued)

On August 18, 2005, the Company signed and later announced that it had successfully restructured its rights to properties in Mexico; thereby, this joint venture was superceded and replaced by the current agreements described below (see Note 3).

3. MINERAL PROPERTIES

On August 18, 2005, the Company signed and later announced that it had successfully restructured its rights to properties in Mexico.

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

As part of this restructuring, Sunburst must adhere to certain funding requirements including providing a payment of $100,000 US by November 30, 2005, and loan to Sunburst Mexico the amounts of $900,000 US by January 31, 2006 and $1,000,000 US by April 30, 2006. These funds will be used for exploration or development expenditures on Sunburst Mexico's concessions. Failure to adhere to the schedule will allow MRT to acquire for nominal consideration up to 100% of all outstanding shares of Sunburst Mexico which holds on option on all of these mineral concessions. The $100,000 was not paid and a New Agreement was signed subsequent to November 30, 2005 (see Note 8).

As consideration for these acquisitions, the Company agreed to issue 5 million shares to MRT (or its assignee) and an additional 5 million shares at the time the Cieneguita property reaches production of 15,000 ounces of gold per year. The first 5 million shares have not yet been issued at period end and the amount is reflected as a liability (see Note 8). The trading price of the Company’s stock on the day of the agreement was signed was $0.03 and therefore, a liability of $150,000 was recorded and charged to operations for the quarter ending August 31, 2005.

4. CONVERTIBLE DEBENTURES

On August 25, 2004, the Company entered into a Securities Purchase Agreement (the “Agreement”), with Bristol Investment Fund, Ltd., Alpha Capital AG and Stonestreet LP (the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase up to $1,350,000 in face amount of Secured Convertible Debentures (the “Debentures”) from the Company.  The Debentures did not bear interest but were to be issued at a 26% discount to the face amount. Accordingly, the cash purchase price for the full $1,350,000 face amount of the Debentures was $1,000,000.   The Debentures were due and payable in full one year from the date of issuance.

 SUNBURST ACQUISITIONS IV, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine-Months Ended November 30, 2005
(Unaudited) (U.S. Dollars)

4. CONVERTIBLE DEBENTURES (continued)

The Purchasers also had the right to convert the full face amount of the Debentures to common stock of the Company at a price of $0.10 per share.  Under the Agreement, the Purchasers were also to receive Warrants and Additional Investment Rights to purchase shares of the Company’s common stock. The Warrants were exercisable at a price of $0.12 per share for a period of 5 years and Additional Investment Rights were exercisable at a price of $0.10 per share.

Between August 30, 2004 and October 19, 2004, the Purchasers purchased a total of $675,000 in face amount for total cash proceeds of $500,000 and $175,000 was charged as interest. There was $20,000 paid in legal fees and $50,000 paid in administration fees.

On August 10, 2005, the Company negotiated an agreement with the Purchasers to retire the Debentures including all associated principal, terms, warrants and rights for the amount of $500,000 plus 8% interest. On September 21, 2005, the Company reported that it had re-paid in full $500,000 plus interest charges of $41,815 to the Purchasers of the Debentures. As a result of this payment, the terms and conditions of the Debentures were terminated and the associated Warrants and Additional Investment Rights were cancelled. $133,185 of the $175,000 charged as interest was recorded as a gain on settlement of debt in the quarter ended November 30, 2005.

The remaining convertible debenture of $30,000 was issued on January 15, 2004. The conversion of principal and accrued interest (8% per annum) is at the rate of $0.02 per share. This convertible debenture was repaid in full subsequent to November 30, 2005 (see Note 8).

5. NOTES PAYABLE

The Company raised the funds needed to repay its debenture holders (see Note 4) through the issuance of promissory notes to a number of arms-length investors.   The funds received in August and September 2005 totaled $455,300. The Company negotiated and issued $455,300 in promissory notes at an interest rate of 7% (per annum) and are due December 31, 2006; all or any parts of the principal may be prepaid at any time without penalty (see Note 8).

6. COMMON STOCK

	Number of Shares	Amount
Balance, February 28, 2005	86,894,324	$2,435,977
Issued during the period:
No shares issued	-	-
Balance, May 31, 2005	86,894,324	$2,435,977
Issued during the period:
Pursuant to exercise of stock options	1,000,000	25,000
Pursuant to compensation shares	500,000	20,000

SUNBURST ACQUISITIONS IV, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine-Months Ended November 30, 2005
(Unaudited) (U.S. Dollars)

6. COMMON STOCK (continued)

Balance, August 31, 2005	88,394,324	$2,480,977
Issued during the period:
Pursuant to exercise of stock options	600,000	18,000
Pursuant to compensation shares	1,000,000	80,000

Balance, November 30, 2005	89,994,324	$2,578,977

During the quarter ended May 31, 2005, the Company issued no shares.

During the quarter ended August 31, 2005, the Company issued 1,000,000 common shares from stock options being exercised. Under the terms of a Consulting Agreement entered into July 1, 2005, the Company also issued a total of 500,000 shares of its common stock to an officer as compensation for services.  The shares were issued pursuant to a registration statement on Form S-8. During August 2005, the Company began accepting subscriptions for a private placement at $0.02 per share. The Company received stock subscription proceeds totaling $107,500. These shares have not been issued.

During the quarter ended November 30, 2005, the Company issued 600,000 common shares from stock options being exercised. Under the terms of a Consulting Agreement entered into September 1, 2005, the Company also issued a total of 1,000,000 shares of its common stock to an officer as compensation for services.  The shares were issued pursuant to a registration statement on Form S-8.

As at November 30, 2005, there were 6,800,000 options outstanding with exercise prices between $0.01 and $0.03 per share and a life expectancy of 1.24, 3.39 and 7.25 years.

7. RELATED PARTY

The Company paid consulting fees of $15,000 (2004 - nil) to a former officer and director of the Company under the Services Agreement entered into on September 14, 2005, effective June 1, 2005. The services were on a month to month basis at $4,000 per month for the first three months and $1,500 per month thereafter. This Services Agreement was terminated effective October 31, 2005 and no further amounts are payable.

As of November 30, 2005, accounts payable and accrued liabilities of $8,364 (2004 — nil) was owing to a company controlled by an officer ($1,864) and a director ($6,500) for reimbursement of expenses.

8.	SUBSEQUENT EVENTS

Mineral Properties

On December 8, 2005, the Company and its wholly owned subsidiary, Sunburst de Mexico, S.A. de C.V. (“Sunburst Mexico), entered into an agreement (the “New Agreement”) with Minera Rio Tinto, S. A. De C. V. (“MRT”), a company duly incorporated and validly existing pursuant to the laws of the United Mexican States.

The material terms of the New Agreement are:
(1) To cancel the Operator’s Agreement originally signed August 18, 2005;

SUNBURST ACQUISITIONS IV, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine-Months Ended November 30, 2005
(Unaudited) (U.S. Dollars)

8. SUBSEQUENT EVENTS (continued)

(2) To replace the Share Option Agreement, signed on August 18, 2005. In the New Agreement, the Company granted MRT the option to buy all of the outstanding shares of Sunburst Mexico for $100 if the Company fails to raise a minimum of $2,000,000 in gross proceeds and transfer $1.5 million to Sunburst Mexico by April 30, 2006.  Of the $1.5 million to be transferred, $60,000 must be transferred to Sunburst Mexico by December 10, 2005 (paid) and $40,000 must be transferred to Sunburst Mexico by January 15, 2006, leaving a balance of $1.4 million due by April 30, 2006;

(3) To modify the net smelter rate to a maximum of 2.5% for all properties covered by the Agreements dated August 18, 2005;

(4) The Cienguieta Property, as defined in Assignment Of Contract Agreement—Cieneguita (which was signed on August 18, 2005), is subject to a per ounce royalty of $20 per ounce plus 10% of the amount gold is trading above $400, up to a $2,000,000 total payout;

(5) To exercise its option under Section 2.1(b)(8) of Exhibit 10.6 to the Company’s report on Form 8-k dated August 25, 2005 (Sale And Purchase Of Mining Concessions Agreement) to obtain two mining concessions in the Encino Gordo region;

(6) Agree to issue two million (2,000,000) shares of the Company to MRT within four months of the date of the signing of the New Agreement. The Company shall issue these shares after an anticipated reverse stock split subject to shareholder approval; and

(7) Agree to issue one million (1,000,000) additional shares of the Company’s common stock to MRT when the Cieneguita Property, as defined in Exhibit 10.8 to the Company’s report on Form 8-k dated August 25, 2005, reaches 85% of production capacity.  The Company shall issue these shares after an anticipated reverse stock split subject to shareholder approval.

Notes Payable

On December 1, 2005, the Company issued promissory notes (the “Notes”) to investors for a total of $455,300. The proceeds of the Notes were used to pay off the Purchasers of the Debentures (see Note 4). The Notes bear interest at 7% per annum, are unsecured and are due December 31, 2006; all or any parts of the principal may be prepaid at any time without penalty. During December 2005, the Company prepaid $150,000 of the Notes.

Convertible Debenture

On December 21, 2005, the Company repaid in full the $30,000 convertible debenture plus accrued interest of $4,645.

Common Stock - Shares for debt

The Company was loaned $300,000 in mid December from arms-length investors. These funds were unsecured, non-interest bearing, and with no specific terms of repayment. Proceeds were used to prepay $150,000 of Notes, advance $60,000 to Sunburst Mexico and for general working capital. On January 6, 2006, the Company disclosed in an 8-K filing that it issued 100,000,000 shares of newly issued common stock in settlement of the $300,000 loan. As of January 6, 2006, there are 189,994,324 shares of common stock issued and outstanding.

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

On August 25, 2005 the Company reported that it had successfully restructured its rights to properties in Mexico based on Agreements signed August 18, 2005. On December 8, 2005 there was a New Agreement signed that changed some of the terms to the Agreements signed on August 18, 2005.

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

As part of the December 8, 2005 New Agreement, Sunburst must raise a minimum of $2,000,000 in gross proceeds and transfer $1,500,000 in net proceeds to Sunburst Mexico by April 30, 2006. Payments to MRT will be $60,000 by December 10, 2005 and $40,000 by January 15, 2006 of the $1,500,000 in net proceeds referenced above, leaving a balance of $1,400,000 due by April 30, 2006. The $60,000 payment due December 10, 2005 was paid.

These funds will be used for exploration or development expenditures on Sunburst Mexico's concessions. Failure to adhere to the schedule will allow MRT to acquire up to 100% of all outstanding shares of Sunburst Mexico for $100.

As consideration for these acquisitions, the Company agreed to issue 5 million shares to MRT (or its assignee) at the time of the transaction, and an additional 5 million shares at the time the Cieneguita property reaches production of 15,000 ounces of gold per year. The trading price on the day of the agreement was $0.03 and therefore, a liability of $150,000 has been recorded and has been charged to operations for the quarter ending August 31, 2005. As part of the terms of the December 8, 2005 New Agreement signed, this consideration has been cancelled by MRT and been replaced with new terms discussed below on page 15.

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity.  Subsequent to the quarter ended November 30, 2005, the Company was loaned $300,000 in mid December from arms-length investors. These funds were unsecured, non-interest bearing, and with no specific terms of repayment. Proceeds were used to prepay $150,000 of Notes, advance $60,000 to Sunburst Mexico and for general working capital. On January 6, 2006, the Company disclosed in an 8-K filing that it issued 100,000,000 shares of newly issued common stock in settlement of the $300,000 loan. As of January 6, 2006, there are 189,994,324 shares of common stock issued and outstanding. Our management is continuing to look to secure a commitment of financial support to meet future obligations and we have not generated any revenues and no revenues are anticipated unless and until mineralized material is discovered on the properties that we have an interest in. Accordingly we must raise cash from other sources than the sale of mineralized materials. We will be conducting research in connection with the exploration of our properties. We are not planning to buy or sell any plant or significant equipment.

Plan of Operations

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether there are commercially exploitable reserves of gold, silver or other metals.

Although some of our properties have been mined in the past, we are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in any of our properties until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

We did not earn any revenues during the fiscal year ended February 28, 2005 or the nine-months ended November 30, 2005 in connection with our mining activities or otherwise. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses and a net loss in the amount of $252,286 for the nine-months ended November 30, 2005.

Liquidity and Capital Resources

We remain in the exploration stage.  Since inception we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and which have resulted in the accumulation of a substantial deficit during the exploration stage.  As of November 30, 2005, we have total current assets of $22,787, total current liabilities of $855,611, and a deficit of $(3,873,501) accumulated in the exploration stage.

The issued and outstanding shares are 89,994,324 as of November 30, 2005. We had cash on hand of $1,580 as of November 30, 2005. We will need to raise cash through the issuance of common shares of the Company or debt to be able to pay on-going expenses related to compliance with our reporting obligations under the Securities Exchange Act of 1934.

On July 15, 2005, the Company entered into an agreement with Bristol Investment Fund, Ltd., Alpha Capital AG and Stonestreet LP, pursuant to which it agreed to repurchase the convertible debentures held by such parties for $500,000 plus 8% interest.  Upon repurchase of the debentures, the warrants and additional investment rights held by the debenture holders would be cancelled.

On September 21, 2005, the Company announced that it had re-paid to its debenture holders the face amount of $500,000 plus interest charges of $41,815, required to retire the debentures. As a result, the terms and conditions of the debentures are now terminated and the associated warrants and additional investment rights have been cancelled. $133,185 of the $175,000 charged as interest originally in the quarter ended August 31, 2004 was recorded as a gain on settlement of debt in the quarter ended November 30, 2005.

The Company received gross proceeds of $562,800 in August and September 2005 needed to repay its debenture holders as identified above from bridge loan providers and prospective equity providers. Promissory Notes totaling $455,300 were issued on December 1, 2005, bear interest at 7% per annum, are unsecured and are due December 31, 2006; all or any parts of the principal may be prepaid at any time without penalty. The Company also received stock subscription proceeds totaling $107,500 for a private placement at $0.02 per share. As of the date of this report, these shares have not been issued. During December 2005, the Company prepaid $150,000 of the Notes.

On December 21, 2005, the Company repaid in full the $30,000 convertible debenture plus accrued interest of $4,645.

The Company was loaned $300,000 in mid December from arms-length investors. These funds were unsecured, non-interest bearing, and with no specific terms of repayment. Proceeds were used to prepay $150,000 of Notes, advance $60,000 to Sunburst Mexico and for general working capital. On January 6, 2006, the Company disclosed in an 8-K filing that it issued 100,000,000 shares of newly issued common stock in settlement of the $300,000 loan. As of January 6, 2006, there are 189,994,324 shares of common stock issued and outstanding.

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

Pursuant to the terms of the Joint Venture Agreement between Sierra and MRT, Sierra was required to invest cash totaling $1,000,000 into the joint venture, and was also required to secure a $2,000,000 line of credit for the joint venture. The Company raised $507,500 towards the initial $1,000,000 and did not secure a $2,000,000 line of credit. After further discussions with MRT, this joint venture has been superceded and replaced by the August 18, 2005 and December 8, 2005 agreements discussed below.

On August 18, 2005, the Company entered into various agreements, including agreements to acquire interests in various mining claims in Mexico through its wholly-owned Mexican subsidiary, Sunburst Mining de Mexico, S.A., de C.V. On December 8, 2005 the Company signed a New Agreement changing some of the terms of Agreements signed on August 18, 2005.

The August 18, 2005 agreements include the following:

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

The December 8, 2005 New Agreement signed includes the following changes and additional terms:

(1)
Canceling the Operating Agreement and Share Purchase Agreement signed on August 18, 2005. In return MRT shall accept the 2,000,000 shares of common stock of the Company as a release of all previous obligations that the Company or Sunburst Mexico owed to MRT under the Operating Agreement and Share Option Agreement.

(2)
The Properties will be subject to a maximum of 2.5% NSR.  This NSR shall replace any conflicting maximum NSR in any of the agreements concerning the Properties.  Other provisions in the August 18, 2005 contracts relating to the Properties concerning the calculation and payment of the NSR remain in effect.

(3)
The Cienguieta Property, as defined in Assignment Of Contract Agreement—Cieneguita (which was signed on August 18, 2005), is subject to a per ounce royalty of $20 per ounce plus 10% of the amount gold is trading above $400, up to a $2,000,000 total payout.

(4)
This Agreement exercises Sunburst Mexico’s right of first refusal on the mining concessions on two properties, which are referenced in Section 8 (First Right of Refusal) of the Sale And Purchase Of Mining Concessions Agreement (Encino Gordo) which was signed on August 18, 2005.  The description of the properties referenced in this section is attached as Exhibit A to that Agreement.  No additional consideration, other than that provided in this Agreement, shall be due in exchange for the exercise of the option, except for a 2.5% net smelter return royalty payable to MRT; if Sunburst Mexico has not commenced commercial production within four years from transfer date, Sunburst Mexico shall pay to MRT $50,000 per year as advance royalty payments; such annual payments shall be increased to $100,000 after sixth year; Sunburst Mexico may transfer back to MRT the mining concessions in lieu of advance royalty payment.  These properties are included in the definition of “Properties” as used in this Agreement.

(5)
The Company shall issue 2,000,000 shares of common stock to MRT or to its duly appointed assignee.  These shares shall be issued within thirty (30) days after the finalization of a reverse stock split of the Company’s common stock, which shall be completed within three months from the date of this Agreement and subject to shareholder approval.

(6)
When the production rate of the Cienguieta mine (as defined in the Assignment Of Contract Agreement—Cieneguita) equals eighty-five percent (85%) of its designed capacity, The Company shall issue an additional 1,000,000 shares of common stock to MRT.

(7)
85% of designed capacity shall mean a production rate of a minimum of 1,250 ounces per month for three consecutive months.

Mario Ayub owns MRT and is a director and officer of the Company.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its SEC reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the audit of the Company’s consolidated financial statements for the year ended February 28, 2005, the Company’s independent registered public accounting firm advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be in the aggregate a material weakness. These consist of, inadequate staffing and supervision leading to adequate segregation of duties, the identification and resolution of certain accounting matters; substantiation and evaluation of certain account balances; lack of procedures or expertise required to prepare all required disclosures. Day to day operations of the Company are under the management of a non-director major shareholder who has signing authority over the bank account requiring only one signature. The independent registered public accounting firm indicated that they considered these deficiencies to be a material weakness and a reportable condition as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that a material misstatement in our financial statements will not be prevented or detected on a timely basis.

The Company is currently reviewing appropriate measures to identify, rectify and implement suitable action to correct them. The following changes to the management occurred on the respective dates. On December 2, 2005, Terry Fields, President and Director, resigned from the Company. His resignation was not the result of any disagreement with the Company. On December 4, 2005, the Company's remaining director, Mario Ayub, appointed Robert Knight and Tracy A. Moore as directors to fill vacancies on the Board of Directors. Also on the same date, the Company's Board of Directors appointed Robert Knight as President, Tracy A. Moore as Chief Financial Officer, and Mario Ayub as Chief Operating Officer. Prior to his appointment as Chief Financial Officer, from July 1, 2005 until December 3, 2005, Tracy A. Moore was the Company's Chief Operating Officer. The Company also opened new bank accounts requiring dual signatures of the President and Chief Financial Officer who also oversee day to day operations. All previous bank accounts are inactive and will be closed in the near future. Further, all contracts and agreements entered into by the Company or its subsidiaries, which may have a material impact, require Board approval. The Company is also working off budgets for future operational and exploration costs.

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company’s controls and procedures are now effective, for the reasons noted above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS.

The following exhibits are filed in reference:

2.1	Securities Purchase Agreement dated as of August 25, 2004 among Sunburst Acquisitions IV, Inc. (and identified purchasers) (incorporated by reference from Current Report on Form 8-K and filed with the Securities and Exchange Commission on August 31, 2004).

2.2	Share Exchange Agreement, dated May 3, 2004, by and among Sunburst Acquisitions IV, Inc., a Colorado corporation, Sierra Minerals and Mining, Inc., a Nevada corporation, and the shareholders of Sierra Minerals & Mining, Inc. (incorporated by reference from Current Report on Form 8-K/A and filed with the Securities and Exchange Commission on August 9, 2004).

2.3	Joint Venture Agreement, dated April 26, 2004 and amended on June 1, 2004, by and between Sierra Mining and Minerals, Inc., a Nevada corporation, and Minera Rio Tinto S.A. de C.V., a Mexican company (incorporated by reference from Current Report on Form 8-K/A and filed with the Securities and Exchange Commission on August 9, 2004)

2.4	Amendment to Joint Venture Agreement dated June 1, 2004 (incorporated by reference from Current Report on Form 8-K/A and filed with the Securities and Exchange Commission on August 9, 2004).

3 (i)	Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on December 29, 1997).

3 (ii)	Bylaws (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on December 29, 1997).

4.1	Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on December 29, 1997).

4.2	Registration Agreement dated April 20, 2004, by and among Sunburst Acquisitions IV, Inc., a Colorado company, and each of the purchasers in a private placement of shares of Sunburst (incorporated by reference from Current Report on Form 8-K/A and filed with the Securities and Exchange Commission on August 9, 2004).

10.1	Distribution Agreement between EPI and Sunburst Acquisitions IV, Inc. (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on May 20, 2002).

10.2	Distribution Agreement by and between Romlight International, Inc. and Sunburst Digital, Inc. (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on June 11, 2003).

10.3	Promissory Note between Sunburst Acquisitions IV, Inc. and Minera Rio Tinto S.A. de C.V. in the amount of $ 57,500 dated January 9, 2004 (incorporated by reference from Current Report on Form 8-K/A and filed with the Securities and Exchange Commission on August 9, 2004).

10.4	Promissory Note between Sierra Mineral and Mining, Inc. and Minera Rio Tinto S.A. de C.V. in the amount of $ 167,500, dated May 3, 2004 (incorporated by reference from Current Report on Form 8-K/A and filed with the Securities and Exchange Commission on August 9, 2004).

10.5	Funds Escrow Agreement dated July 2005, among Sunburst Acquisitions IV, Inc., Investment Fund, Ltd., Alpha Capital AG and Stonestreet LP, and Grushko & Mittman, P.C. (herein incorporated by reference from the Company’s current report on Form 8-K dated July 1, 2005 and filed with the Securities and Exchange Commission on August 17, 2005).

10.6
Repayment Agreement dated July 15, 2005 by and among Sunburst IV, Inc. and Investment Fund, Ltd., Alpha Capital AG and Stonestreet LP. (herein incorporated by reference from the Company’s current report on Form 8-K dated July 1, 2005 and filed with the Securities and Exchange Commission on August 17, 2005).

10.7
Consulting Agreement dated July 1, 2005 between Tracy A. Moore and Sunburst Acquisitions IV, Inc. (herein incorporated by reference from the Company’s current report on Form 8-K dated July 1, 2005 and filed with the Securities and Exchange Commission on August 17, 2005).

10.8
SHARE OPTION AGREEMENT among Minera Rio Tinto, S.A. de C.V. a corporation duly incorporated and validly existing pursuant to the laws of the United Mexican States and having an office at Pascual Orozco No. 2117 - A Chihuahua, State of Chihuahua, Mexico 31310 and Sunburst Acquisitions IV, Inc., a corporation duly incorporated and validly existing pursuant to the laws of the State of Colorado, USA and having an office at Suite 206, 595 Howe St., Vancouver, B.C. Canada V6C 2T5 (herein incorporated by reference from the Company’s report on Form 8-K for report date August 22, 2005 and filed with the Securities and Exchange Commission on August 25, 2005).

10.9
AGREEMENT made and entered in the City of Chihuahua, State of Chihuahua as of the 18th day of August, 2005 among COMPAÑÍA MINERA DE NAMIQUIPA, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and MINERA RIO TINTO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and MARIO HUMBERTO AYUB TOUCHE having a domicile at San Antonio No. 2036 Chihuahua, Chihuahua and SUNBURST MINING DE MÉXICO, S. A. DE C. V., a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (herein incorporated by reference from the Company’s report on Form 8-K for report date August 22, 2005 and filed with the Securities and Exchange Commission on August 25, 2005).

10.10
AGREEMENT made and entered at the City of Chihuahua, State of Chihuahua on this the 18th day of August of the year 2005, among MINERA RIO TINTO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and SUNBURST MINING DE MÉXICO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (herein incorporated by reference from the Company’s report on Form 8-K for report date August 22, 2005 and filed with the Securities and Exchange Commission on August 25, 2005).

10.11
OPERATOR’S AGREEMENT dated effective as of the 18th day of August, 2005, among Minera Rio Tinto, S.A. de C.V. a corporation duly incorporated and validly existing pursuant to the laws of the United Mexican States and having an office at Pascual Orozco No. 2117 - A Chihuahua, State of Chihuahua, Mexico 31310, and Sunburst de Mexico, S.A. de C.V. a corporation duly incorporated and validly existing pursuant to the laws of the United Mexican States and having an office at Suite 5, Avenida del Mar No.1022 Zona Costera, Mazatlan, State of Sinaloa, Mexico (herein incorporated by reference from the Company’s report on Form 8-K for report date August 22, 2005 and filed with the Securities and Exchange Commission on August 25, 2005).

10.12
ASSIGNMENT OF CONTRACT AGREEMENT made and entered in the City of Chihuahua, State of Chihuahua as of this the 18th day of August, 2005 among MINERA RIO TINTO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and CORPORATIVO MINERO, S.A. DE C.V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and SUNBURST MINING DE MÉXICO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (herein incorporated by reference from the Company’s report on Form 8-K for report date August 22, 2005 and filed with the Securities and Exchange Commission on August 25, 2005).

10.13
ASSIGNMENT OF CONTRACT AGREEMENT made and entered in the City of Chihuahua, State of Chihuahua as of this the 18th day of August, 2005, among MINERA RIO TINTO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and RAFAEL FERNANDO ASTORGA HERNÁNDEZ, having a domicile at Calle República de Uruguay No. 706 of the City of Chihuahua, Chih, and SUNBURST MINING DE MÉXICO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (herein incorporated by reference from the Company’s report on Form 8-K for report date August 22, 2005 and filed with the Securities and Exchange Commission on August 25, 2005).

10.14
ASSIGNMENT OF CONTRACT AGREEMENT made and entered in the City of Chihuahua, State of Chihuahua as of this the 18th day of August, 2005 among MINERA RIO TINTO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, having an office at Av. Pascual Orozco Number 2117- Altos, La Cima, C. P. 31310, Chihuahua, Chihuahua, and MINERA RACHASA, S.A. DE C.V., a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and having an office atNiños Héroes No. 410 Colonia Centro, Chihuahua, Chihuahua (RFC BMM-900120-8B6), and SUNBURST MINING DE MÉXICO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (herein incorporated by reference from the Company’s report on Form 8-K for report date August 22, 2005 and filed with the Securities and Exchange Commission on August 25, 2005).

10.15
THE NEW AGREEMENT entered into on December 8, 2005 among the Company, Sunburst Mexico, and MRT (herein incorporated by reference from the Company’s current report on Form 8-K for report date December 8, 2005 and filed with the Securities and Exchange Commission on December 14, 2005).

31.1	Certification of Chief Executive Officer of Sunburst Acquisitions IV, Inc. pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Certification of Chief Financial Officer of Sunburst Acquisitions IV, Inc. pursuant to Rule 13a-14(a)/15d-14(a). *

32.1	Certification of Chief Executive Officer of Sunburst Acquisitions IV, Inc. pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Chief Financial Officer of Sunburst Acquisitions IV, Inc. pursuant to 18 U.S.C. Section 1350. *

*filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS IV, INC.

By: /S/ Robert Knight
Robert Knight, President and Director

Date: January 13, 2006