Form 10KSB
period 2006-02-28
MEXORO MINERALS LTD
filed 2006-05-30
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

  ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

MEXORO MINERALS LTD.
(Exact name of registrant as specified in its charter)

Colorado	0-23561	84-1431797
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

609 Granville Street, Suite 880 Vancouver, British Columbia Canada	V7Y 1G5
(Address of principal executive offices)	(Zip Code)

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $20,052,380 as of May 23, 2006.

1 of 23

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _X_ No ___

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,001,102 as of May 23, 2006.

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

2 of 23

PART I
ITEM 1.  DESCRIPTION OF BUSINESS

Background

Mexoro Minerals Ltd. (formerly Sunburst Acquisitions IV, Inc.) (the “Company,” or “Mexoro”) was incorporated in the State of Colorado on August 27, 1997.  We were formed to seek out and acquire business opportunities.  Between 1997 and 2003, we engaged in two business acquisitions and one business opportunity, none of which generated a significant profit or created a sustainable business for us.

On May 25, 2004, we completed a share exchange transaction with Sierra Minerals and Mining, Inc., a Nevada corporation (“Sierra Minerals”), which caused Sierra Minerals to become our wholly-owned subsidiary.  Sierra Minerals held certain rights to properties in Mexico that we now own or option.  Through Sierra Minerals, we entered into a Joint Venture Agreement with Minera Rio Tinto, S.A. De C.V. (“MRT”), a company duly incorporated pursuant to the laws of the United Mexican States, which is controlled by Mario Ayub, Chief Operating Officer of Mexoro. In August 2005, the Company cancelled the joint venture agreement in order to pursue directly the mineral exploration opportunities through a wholly owned Mexican subsidiary, Sunburst de Mexico, S.A. de C.V. (“Sunburst de Mexico”).  On August 25, 2005, Sunburst de Mexico, Mexoro and MRT entered into agreements providing Sunburst de Mexico the right to explore and exploit certain properties in Mexico. On January 20, 2006, Sierra Minerals was dissolved.

In August 2005, we created a wholly owned Mexican subsidiary, Sunburst de Mexico, S.A. de C.V. (“Sunburst de Mexico”).  On August 25, 2005, Sunburst de Mexico, Mexoro, and MRT entered into agreements giving Sunburst de Mexico the right to explore and exploit certain properties in Mexico.

In December 2005, Mexoro and Sunburst de Mexico entered into a new agreement with MRT (the “New Agreement”).  Among other provisions, the New Agreement allowed Sunburst de Mexico to exercise an option to obtain two mining concessions referred to as the Encino Gordo properties in Guazapares, Chihuahua Mexico, as well as giving Mexoro the option to obtain three additional mining concessions in the Encino Gordo region.  We agreed to issue two million shares of the Company to MRT within four months of the date of the signing of the New Agreement.  These shares were issued on February 23, 2006.  We also agreed to issue one million additional shares of our common stock to MRT if and when production of the Cieneguita Property reaches 85% of production capacity, as defined in the New Agreement.   Under the terms of the New Agreement, MRT had the option to buy all of the outstanding shares of Sunburst de Mexico for $100 if the Company failed to transfer $1.5 million to Sunburst de Mexico by April 30, 2006.  However, in April 2006, the parties amended the New Agreement to delete both the required transfer of $1,500,000 to Sunburst de Mexico and MRT’s option to purchase shares of Sunburst de Mexico.

Through Sunburst de Mexico, we are engaged in the exploration and development of three gold exploration properties, each made up of several mining concessions, located in the State of Chihuahua, Mexico.  These properties are generally referred to as the Cieneguita property, the Guazapares property and the Encino Gordo property. We will own 100% of the Cieneguita property upon completion of a payment of $2 million to Corporative Minero, S.A. de C.V. (“Corporative Minero), a Mexican corporation, and have the option to purchase the Guazapares property from MRT. In August 2005, we purchased two Encino Gordo mineral concessions from MRT for $100 and recently have exercised our option to purchase three additional Encino Gordo mineral concessions, which now comprise the Encino Gordo property.

We changed our name to Mexoro Minerals Ltd. on February 15, 2006. We are considered to be an exploration stage corporation because we are currently engaged in the search for mineral deposits. We have not engaged in the preparation of an established commercially mineable mineral deposit for extraction or in the exploitation of a mineral deposit.

On February 13, 2006, the shareholders of the Company approved a 1:50 reverse split of its issued and outstanding Common Stock with 1 new share issued for each 50 old shares. Prior to the reverse split, the Company had 189,994,324 shares of Common Stock issued and outstanding. Immediately following the reverse split, the Company had 3,799,887 shares issued and outstanding. All figures relating to shares of Common Stock or price of shares of Common Stock reflect the 1:50 reverse split unless otherwise indicated.

Prior Acquisitions

3 of 23

In August 1999, we invested $1,000,000 in Prologic Management Systems, Inc. (“Prologic”), which was engaged in the business of providing systems integration services, networking services, software development and applications software for the commercial market. The investment in Prologic was made in anticipation of a business combination with that company. As part of that transaction, we acquired 3,459,972 shares of Prologic. However, the agreement to complete a business combination was terminated prior to its consummation, and in March 2000, we charged off our investment to operations.

In January 2001, we entered into an agreement with Prologic to recover a portion of our investment. Pursuant to that agreement, on February 16, 2001, we completed the sale of 2,859,972 shares of stock in Prologic to Prologic, or its designees, for a total sales price of $400,000. The sales price was paid $325,000 in cash at closing and $75,000 through Prologic’s execution of a promissory note. The promissory note bore interest at the rate of 10% per annum and required payments of $25,000 principal, plus accrued interest, on each of April 12, 2001, July 12, 2001 and October 12, 2001. Thus far, no payments have been received by us. Subsequently, Prologic declared bankruptcy; therefore, we have written off this promissory note as uncollectible.

We retained ownership of a total of 600,000 shares of Prologic, which we subsequently sold. Such shares were “restricted securities” as defined in Rule 144 under the Securities Act of 1933. The shares were sold in accordance with the provisions of Rule 144.

HollywoodBroadcasting.com. On December 4, 2000, the Company completed the closing under an Agreement for Share Exchange between it and HollywoodBroadcasting.com, Inc. (“HB.C”), a Nevada corporation. As a result of that closing, HB.C became a wholly-owned subsidiary of the Company.

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

Prior Business Activities

On February 27, 2002, the Company signed a distribution agreement with EPI.  EPI has a distribution agreement with Romlight, with offices at Stevmar House, Rockley, Christ Church Barbados, West Indies.  Under this agreement, the Company was to be the sole sub-distributor for the length of the contract.

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

4 of 23

A deposit of $183,454 (Cdn $245,920) was issued to Romlight through EPI pursuant to their agreement.  The deposit was to be applied to the last 1,000 ballasts and was to give the Company the exclusive rights to sell Romlight ballasts to the hydroponic market.  Management performed an impairment assessment on this long-term asset and determined that, due to quality controls issues, the asset was impaired and therefore wrote off the entire deposit.

Current Operations

On May 3, 2004, we entered into a Share Exchange Agreement with the shareholders of Sierra Minerals. As a result of this transaction, Sierra Minerals became our wholly owned subsidiary. Pursuant to the Share Exchange Agreement, we agreed to loan MRT, on behalf of Sierra Minerals, $147,500 to be evidenced by an 8% promissory note signed by MRT. In addition, pursuant to this transaction, we issued an aggregate of 6,000,000 5-year options to purchase shares of our pre-split common stock, at a price of $0.01 per share as compensation for finders’ fees. Of such options, 3,000,000 were issued to T.R. Winston & Company, LLC and 3,000,000 were issued to Liberty Management, LLC. Neither T.R. Winston nor Liberty Management are affiliates of Mexoro Minerals Ltd.

Sierra Minerals was a party to a Joint Venture Agreement, dated April 26, 2004 and amended on June 1, 2004, by and between Sierra Minerals and MRT. MRT had interests in exploration properties, which it received in an agreement with Corporative Minero, as explained below. Because Sierra Minerals was not a Mexican corporation, it could not hold title to the mineral interests itself, which is why the joint venture with MRT was needed.

On August 25, 2005, we cancelled the Joint Venture Agreement and entered into a new arrangement with MRT. Instead of a joint venture, we formed a new wholly-owned subsidiary, Sunburst de Mexico, which is incorporated in Mexico. This restructuring allowed us to take title to the properties directly in the name of Sunburst de Mexico. We entered into agreements with MRT which gave Sunburst de Mexico options in the concessions of the Cieneguita and Guazapares properties and the right of first refusal on two Encino Gordo properties (collectively, the “Property Agreements”). The parties also entered into an Operating Agreement which gave MRT the sole and exclusive right and authority to manage the Cieneguita Property.

On December 8, 2005, Mexoro and Sunburst de Mexico entered into a New Agreement with MRT (the “New Agreement’) to exercise their option under the August 18, 2005 Sale and Purchase of Mining Concessions Agreement to obtain two mining concessions in the Encino Gordo region. The New Agreement also gave Mexoro the option to obtain three additional concessions in the Encino Gordo region. These properties are located in the State of Chihuahua, Mexico.

The following are the material terms of the New Agreement:

(1)	The Operator’s Agreement with MRT was cancelled

(2)
The Company granted MRT the option to buy all of the outstanding shares of Sunburst de Mexico for $100 if the Company failed to transfer $1.5 million to Sunburst de Mexico by April 30, 2006. On April 6, 2006, MRT agreed to waive its option to purchase the shares of Sunburst de Mexico and also waived Mexoro’s obligation to transfer $1.5 million to Sunburst de Mexico.

(3)	The Property Agreements were modified to change the net smelter rate to a maximum of 2.5% for all properties covered by the Agreements.

(4)
The Company agreed to issue 2,000,000 shares of Mexoro to MRT within four months of the date of the signing of the New Agreement. These shares were issued to MRT and its assignee on February 23, 2006. This issuance fulfilled the Company’s payment obligations under the previous Property Agreements.

(5)
The Company agreed to issue 1,000,000 additional shares of Mexoro common stock to MRT if and when the Cieneguita Property is put into production and it reaches 85% of production capacity over a 90-day period, as defined in the New Agreement.

5 of 23

MRT entered into an agreement with Corporative Minero on January 12, 2004 by which it acquired the right to explore and exploit the Cieneguita Property and purchase it for $2,000,000. Under our agreements with MRT, MRT has assigned this agreement to us. As of the date of this annual report, $360,000 of the $2,000,000 has been paid to Corporative Minero. The parties intend that the remainder will be paid out of production from the Cieneguita Property at a rate of $20 dollars per ounce of gold sold. However, in the event that the price of gold is in excess of $400, then Sunburst de Mexico is required to pay an additional $.10 per each ounce for every dollar over $400. Sunburst de Mexico has the obligation of bringing the property to production on or prior to May 6, 2006. If the Cieneguita mine is not in production by such time, Sunburst de Mexico has the obligation to pay $50,000 on May 6, 2006 and then $120,000 per year, until the total of $2 million is paid or the mine is put into production and the remaining payments are paid from the sale of gold, to avoid termination of the agreement. Corporative Minero has the obligation to pay from the funds they receive from us any royalties that may be outstanding on the properties from prior periods. Corporative Minero has informed us that there were royalties up to 4% Net Smelter Return owned by various former owners of the property. They have informed us that the corporations holding those royalties have been dissolved and that there is no further legal requirement to make these royalty payments. We can make no assurance, though, that we ultimately may be responsible to pay all or some of the 4% Net Smelter Return to these former royalty holders if the property was ever put into production.

Through Sunburst de Mexico, we are engaged in the exploration and development of three gold and silver exploration properties: the Cieneguita property, the Guazapares property, and the Encino Gordo property. In addition, we intend to identify and option additional gold and silver properties within the Chihuahua region if possible. We will utilize our management’s contacts in the Mexican mining community in order to find additional potential properties that may be available. No assurance may be given that we will be able to obtain additional properties should any become available to us.

Employees

We currently have no employees. All mineral exploration and operations are contracted out to third parties. In the event that our exploration projects are successful and warrant the development of a mine, all such operations would be contracted out to third parties. Also, we rely on members of management to handle all matters related to business development and business operations.

ITEM 2.     DESCRIPTION OF PROPERTY

We currently maintain an office at 609 Granville Street, Suite 880, Vancouver, BC, Canada, V7Y 1G5. Our telephone number is (800) 661-7830. The office is part of an “office service” arrangement for which we pay Cdn$400 ($344 USD) per month. It is on a month-to-month basis and is rented from MCSI, a company controlled by an officer and director of Mexoro. The office service package also supplies a receptionist, clerical help and access to a boardroom.

We also maintain an office in Mexico for our wholly owned subsidiary, Sunburst de Mexico, located at Ave. Pascual Orozco No. 2117-Altos Col. La Cima C.P. 31310 Chihuahua, Chih. Mexico. The lease is on a month-to-month basis and is part of an office service package where we have access to a receptionist, clerical help, and a boardroom. The office is leased from MRT, a company controlled by an officer and director of Mexoro and we pay $5,000 per month for this service.

As described above, we have interests in the Cieneguita, Guazapares and Encino Gordo properties.

ITEM 3.     LEGAL PROCEEDINGS

Neither Mexoro nor its property is the subject of any pending legal proceedings, and no such proceeding is known to be contemplated by any governmental authority. We are not aware of any legal proceedings in which any director, officer or affiliate of Mexoro, any owner of record or beneficially of more than 5% of any class of our voting securities, or any associate of any such director, officer, affiliate or security holder of Mexoro, is a party adverse to Mexoro or any of its subsidiaries or has a material interest adverse to Mexoro or any of its subsidiaries.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6 of 23

On February 13, 2006, the shareholders of the Company approved a name change form Sunburst Acquisitions IV, Inc. to Mexoro Minerals Ltd., and a reverse split of its issued and outstanding common stock with a ratio of 1 new share for each 50 old shares. Prior to the reverse split, the Company has 189,994,324 shares of Common Stock issued and outstanding. After the reverse stock split, there will be approximately 3,799,887 shares of Common Stock issued and outstanding.

The shareholders of the Company also approved a Stock Compensation Program. The reverse split and the name change to Mexoro Minerals Ltd. were both effective as of the open of business on February 15, 2006.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded on the Over the Counter, Bulletin Board under the symbol “MXOM”. The following table sets forth the Company's high and low closing prices for the Company's common stock as reported on the Bulletin Board for the periods indicated.

Fiscal Year Ending February 28, 2006	High	Low
First Quarter	$2.00	$1.00
Second Quarter	$5.50	$1.00
Third Quarter	$4.70	$1.00
Fourth Quarter	$2.55	$0.75

Fiscal Year Ending February 28, 2005	High	Low
First Quarter	$14.50	$9.00
Second Quarter	$13.00	$3.00
Third Quarter	$9.50	$3.00
Fourth Quarter	$4.00	$2.50

The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

As of February 28, 2006, there were approximately 213 stockholders of record of the Company's common stock.

There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements", which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects "and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

7 of 23

We are a start-up exploration stage company and have not yet generated or realized any revenues from our exploration or mining business operations, which we commenced in May 2004. We have sufficient cash to maintain our operations until April 2007.

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. While we believe that we raised sufficient funds in our recent private placement offering of convertible debentures to allow us to continue in business until April 2007, we may not be able to continue in business beyond that date unless we obtain additional capital. We have not generated any revenues, and no revenues are anticipated unless and until mineralized material is discovered on the properties in which we have an interest.

We are not planning to buy or sell any plant or significant equipment in the next six month. In the event that our exploration is successful on our Cieneguita property, we anticipate spending approximately $1,100,000 on equipment and building a plant to put that property into production. The ability to buy such equipment would be dependent upon our cash position at that time and our ability to raise additional capital, if needed.

Plan of Operations

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals.

As we already have data from the previous exploration programs and mining records from Glamis Gold, our exploration program on the Cieneguita Property will focus mainly on identifying drill targets for a subsequent drilling program. We expect the cost to be approximately $200,000 over the next 12 months. The proposed pre-drilling exploration program would include the review of available data to create a structural mineralization framework, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches, the creation of new trenches, and the use of ground-based geophysics to measure the conductivity of underground rocks. Ground-based geophysics is a technique for exploring for minerals using electromagnetic impulses and the various resistance of the rocks to the conduction of the electromagnetic signals generated by the equipment. The conductivity of the rocks is compared to known rock formations to help indicate the types of rock that may be found underground where the geophysical work is done.

Concurrently with our exploration of Cieneguita, we have an exploration program, budgeted at approximately $450,000 for the next 12 months, on our Guazapares Property. This exploration program has the goal of determining whether subsequent exploration is warranted and if a drill program should be commenced. It will include reviewing available data to create a structural mineralization framework, detailed soil and rock sampling, and ground-based geophysics measurements. Most of the mining concessions being explored in the Guazapares area are epithermal silver deposits similar to the Cieneguita property. The geology from other properties in that area that have defined their deposit will serve as a guide when exploring the Guazapares property. As we do not have the same amount of detailed information on Guazapares as we do on Cieneguita, the exploration program will cost more than the exploration program on Cieneguita.

We have also planned an exploration program, budgeted at approximately $200,000 for the next 12 months, on our Encino Gordo Property. The property is comprised of four mining concessions that total 1,042 hectares (approximately 2,575 acres). Previous geochemical sampling indicates a presence of mineralized structures, including gold and silver anomalies. These anomalies will be investigated to determine if further exploration is warranted and to help refine the best drilling targets. Additional expenditures would be required before the determination of drill targets could be made.

Although two of our properties have been mined in the past, we are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit exists in any of our properties. We do not have any proven or probable reserves on our properties.

8 of 23

Our exploration programs on our properties have only just commenced as of the date of this filing. We have one geologist doing some preliminary mapping and sampling on each of the properties. We have made a business decision to place a higher priority on the Cieneguita exploration program to define drill targets. However, we intend to proceed with exploration on all three properties simultaneously. We have engaged independent contractors to perform the exploration work with respect to the exploration programs. We do not anticipate buying equipment, other than transportation equipment, until construction of Cieneguita mine is initiated, if ever. We anticipate that the exploration program on our Cieneguita and Guazapares Properties will be completed within the next six months. If our exploration programs warrant drilling programs in the Cieneguita and Guazapares properties, we anticipate contracting two geologists and four assistants for supervising the drilling work and taking splits for the drilling samples.

Once we receive results from these exploration programs, our board of directors will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results are sufficiently positive to enable us to obtain the financing necessary to proceed.

Results of Operations

References in the discussion below to 2006 are to our current fiscal year ended February 28, 2006, while references to 2005 are to our fiscal year ended February 28, 2005.

Year ended February 28, 2006 compared to the year ended February 28, 2005.

Revenues

We did not earn revenues during 2006 or 2005 as we did not have commercial production of any of our properties. Interest income is recorded under Other Income in the Statement of Operations in the financial statements.

Operating Costs

We did not incur any operating costs during the years ended 2006 and 2005 due to the fact that we did not achieve production from exploration activities during either year.

Expenses

Our expenses increased to $15,606,259 for 2006 compared to $1,437,665 for 2005, representing an increase of $14,168,594. The increase in expenses was primarily attributable to increases in our stock-based compensation and acquisition of resource properties during 2006. We anticipate that our cash expenses will increase in fiscal 2007 due to the fact that we have commenced exploration activities on our Mexican mineral properties.

Our increased activity on our mineral properties in 2006 resulted in an increase to our acquisition of resource properties to $2,310,922 for 2006 compared to $1,113,300 for 2005, representing an increase of $1,197,622. The increase in acquisition of resource properties was attributable to 2,000,000 shares issued at market price of $1.05 in February 2006. Again, we anticipate that exploration expenses will increase in fiscal 2007 as a result of exploration activities on our Mexican mineral properties.

Management fees increased to $187,000 in 2006 from $nil for 2005. The increase in 2006 is attributable to a new management team appointed in fiscal 2006.

Stock-based compensation increased to $12,926,000 in 2006 from $262,755 in 2005. The increase in 2006 is primarily attributable to an $8,680,000 charge from a financing, and a $3,898,000 expense from warrants issued. There was also a $248,000 charge from options vested and $100,000 in shares issued for services.

Loss

9 of 23

Our loss increased to $16,194,635 for 2006 compared to $1,617,788 for 2005, representing an increase of $14,576,847. This increase in our loss was primarily attributable to the increase stock-based compensation and shares issued for acquisition of resource properties, as discussed above. We anticipate that we will continue to incur a loss until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from our Mexican mineral properties. There is no assurance that we will commence the development stage of our operations at any our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Cash and Working Capital

We had cash of $479,530 as of February 28, 2006, compared to cash of $35,122 as of February 28, 2005. We had working capital of $45,944 as of February 28, 2006, compared to a working capital deficiency of $722,213 as of February 28, 2005.

We will require additional financing during the current fiscal year due to our current working capital deficiency, our plan of operations for our Mexican mineral properties, our planned exploration activities and our plan to continue to pursue financing through the issuance of our common stock and debt. We plan to spend approximately $850,000 in the next twelve months to carry out exploration and administration activities on our Mexican mineral properties and in the event that our exploration is successful on our Cieneguita property, we anticipate spending a further $1,100,000 on equipment and building a plant to put that property into production. We anticipate spending approximately $480,000 during the next twelve months on general and administrative costs. We presently have sufficient financing to enable us to proceed with these plans, but will require additional financing to perform future exploration work our Mexican mineral properties. Our actual expenditures on these activities will depend on the actual amount of funds that we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

Cash Used in Operating Activities

Cash used in operating activities increased to $1,183,771 for 2006 compared to $724,064 for 2005. We funded the cash used in operating activities primarily through equity sales of our common shares, convertible debt, and issuing promissory notes.

Financing Activities

Cash provided by financing activities increased to $1,629,059 for 2006 compared to $737,109 for 2005. All cash provided by financing activities was provided by convertible debt, promissory notes, exercise of stock options, and share issuances. Cash provided by financing activities was used to fund our operating and investing activities.

We anticipate continuing to rely on equity sales of our common stock or issuance of debt in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. Subsequent to February 28, 2006, we have closed two private placements through the issuance of common stock and debt and raised gross proceeds of $3,242,500 which includes $652,000 debentures issued and $170,000 subscriptions received at February 28, 2006.

Convertible Debt

The amount of our convertible debt outstanding at February 28, 2006 was $652,000, compared to $705,000 at February 28, 2005.

In 2005, $675,000 of the $705,000 convertible debt was issued for cash proceeds of $500,000 and $175,000 was charged as interest. On August 10, 2005, the Company and the financiers agreed to retire the $675,000 convertible debt including all associated principal, terms, warrants and rights for the amount of $500,000 plus 8% interest. On September 21, 2005, the Company repaid in full the principal of $500,000 plus interest charges of $41,815. As a result of this payment, the $675,000 convertible debt was terminated and the associated warrants and additional investment rights were cancelled.

10 of 23

Another convertible debenture in the amount of $30,000 was issued on January 15, 2004. The conversion of principal and accrued interest (8% per year) was at the rate of $0.02 per share of common stock. On December 21, 2005, the Company repaid the $30,000 convertible debenture plus accrued interest of $4,645.

The Company issued $300,000 in convertible debentures in December 2005 to three lenders. These funds were unsecured, non-interest bearing and had no specific date of repayment. On January 6, 2006, this debenture was converted and the Company issued 100,000,000 shares of common stock.

In January 2006, the Company issued convertible debentures, with principal and accrued interest at 7% per year, convertible into units at the option of the holder.  Each unit consists of a warrant to purchase 25,000 of the Company’s common shares at $1.00 and $25,000 of debt, which may be converted to common shares at $0.50 per share and is exercisable until April 30, 2008.  As at February 28, 2006, the Company had issued convertible debentures in the amount of $652,000.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at February 28, 2006, the Company had working capital of $45,944 (2005 - $722,213 working capital deficiency) and a cumulative loss of $19,815,850 (2005 - $3,621,215) of which $17,812,423 was incurred within the past two fiscal years. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations, from its investment in a Mexican mining venture. In addition, the Company has conducted private placements of convertible debt and common stock, which have generated a portion of the initial cash requirements of its planned Mexican mining ventures.

CRITICAL ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52“Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based compensation

11 of 23

SFAS No. 123(R) - Accounting for Stock-Based Compensation allows companies to choose whether to account for stock-based compensation under the method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”) or use the fair value method described in SFAS No. 123(R). For purposes of options granted to employees, the Company continues to follow the accounting measurement provisions of APB 25 and implements the disclosure provisions of SFAS No. 123(R).

During the year ended February 28, 2006, the Company issued 800,000 options under its incentive stock option plan.

Mineral claim payments and exploration costs

We expense all costs related to the acquisition, maintenance and exploration of mineral claims in which we have secured exploration rights prior to establishment of proven and probable reserves. To date, we have not established the commercial feasibility of our exploration prospects, therefore, all costs are being expensed.

ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisition IV, Inc.)
(An Exploration Stage Company)

Consolidated Financial Statements
February 28, 2006
(U.S. Dollars)

Pannell Kerr Forster

International

7th Floor, Marine Building
355 Burrard Street,
Vancouver, B.C.,
Canada, V6C 2G8
Telephone: 604.687.1231
Facsimile: 604.688.4675

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS OF MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Mexoro Minerals Ltd. (formerly Sunburst Acquisitions IV, Inc.) (An Exploration Stage Company) as at February 28, 2006 and 2005 and the consolidated statements of stockholders’ deficiency, operations and retained earnings (deficit), and cash flows for the years ended February 28, 2006 and 2005 and the period from inception of exploration stage (March 1, 2004) to February 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The related statements of stockholders’ deficiency, operations and retained earnings (deficit), and cash flows from inception of the development stage on August 27, 1997 to February 29, 2004 were audited by other auditors whose reports dated May 24, 2004 and May 27, 2003 expressed unqualified opinions, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the stockholders’ deficiency, statements of operations and retained earnings (deficit), and cash flows from inception of the development stage to February 29, 2004, is solely based on the reports of other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at February 28, 2006 and 2005 and the results of its operations and its cash flows for the periods indicated above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in note 3, the Company has sustained operating losses since its inception and has deficits in working capital and equity, which raises substantial doubt about its ability to continue as a going-concern. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going-concern. Management’s plans in regard to these matters, which include a private placement of securities, are also described in note 3.

/s/ Pannell Kerr Forster

Chartered Accountants
(registered with the PCAOB as “Smythe Ratcliffe”)

Vancouver, Canada
May 20, 2006

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)

	February 28, 2006	February 28, 2005

Assets
Current
Cash and cash equivalents	$479,530	$35,122
Accounts receivable	10,069	-
Prepaid expenses	48,269	8,113
	537,868	43,235
Equipment (note 4)	880	-

Total Assets	$538,748	$43,235

Liabilities
Current
Accounts payable and accrued liabilities	$71,865	$31,948
Promissory notes (note 6)	420,059	28,500
Current portion of convertible debentures (note 7)	-	705,000
	491,924	765,448
Convertible Debentures (note 7)	652,000	-

Total Liabilities	1,143,924	765,448

Stockholders’ Deficiency
Capital Stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 8)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 12,799,902 (2005 - 1,737,902)	5,048,977	2,435,977
Additional paid-in capital	13,990,646	457,146
Stock subscriptions	170,000	-
Accumulated deficit from prior operations	(2,003,427	(2,003,427)
Accumulated deficit during the exploration stage	(17,812,423	(1,617,788)
Other comprehensive income	1,051	5,879
Total Stockholders’ Deficiency	(605,176	(722,213)

Total Liabilities and Stockholders’ Deficiency	$538,748	$43,235

Continuing operations (note 3)
Commitments (note 5)
Subsequent events (note 13)

The Accompanying Notes are an Integral Part of These Financial Statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Deficiency
Period from Inception August 27, 1997 to February 28, 2006
(U.S. Dollars)

	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscriptions	Deficit Accumulated from Prior Operations	Deficit Accumulated During the Exploration Stage	Other Comprehensive Income (Loss )	Total Stockholders’ Deficiency

Balance from prior operations,
March 1, 200	35,457,597	$1,701,843	$194,391	$67,025	$(2,003,427)	$-	$8,929	$(31,239)
Common stock issued in share exchange	43,000,000	430,000	-	-	-	-	-	430,000
Common stock issued for cash	5,661,095	269,134	-	(67,025)	-	-	-	202,109
Options exercised	2,500,000	35,000	-	-	-	-	-	35,000
Options issued	-	-	262,755	-	-	-	-	262,755
Warrants exercised	275,632	-	-	-	-	-	-	-
Foreign exchange translation adjustment	-	-	-	-	-	-	(3,050)	(3,050)
Net loss for year	-	-	-	-	-	(1,617,788)	-	(1,617,788)

Balance, February 28, 2005	86,894,324	2,435,977	457,146	-	(2,003,427)	(1,617,788)	5,879	(722,213)
Common stock issued for consulting services	1,500,000	100,000	-	-	-	-	-	100,000
Options exercised	1,600,000	43,000	-	-	-	-	-	43,000
Common stock issued on conversion of debenture	100,000,000	300,000	-	-	-	-	-	300,000
1:50 consolidation of common stock	(186,194,422)	-	-	-	-	-	-	-
Common stock issued in property acquisition	2,000,000	2,100,000	-	-	-	-	-	2,100,000
Common stock issued for cash	7,000,000	70,000	-	-	-	-	-	70,000
Stock-based compensation for February
2006 issue	-	-	8,680,000	-	-	-	-	8,680,000
Options issued	-	-	248,000	-	-	-	-	248,000
Warrants issued	-	-	3,898,000	-	-	-	-	3,898,000

Intrinsic value of beneficial conversion option of convertible debentures	-	-	707,500	-	-	-	-	707,500
Stock subscriptions	-	-	-	170,000	-	-	-	170,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(4,828)	(4,828)
Net loss for year	-	-	-	-	-	(16,194,635)	-	(16,194,635)

Balance, February 28, 2006	12,799,902	$5,048,977	$13,990,646	$170,000	$(2,003,427)	$(17,812,423)	$1,051	$(605,176)

The Accompanying Notes are an Integral Part of These Financial Statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations and Retained Earnings (Deficit)
(U.S. Dollars)

	Year Ended		Period of Inception of Exploration Stage (March 1, 2004)
	February 28, 2006	February 28, 2005	to February 28 2006

Expenses
General and administrative	$9,149,337	$324,365	$9,473,702
Stock-based compensation	4,146,000	-	4,146,000
Acquisition of resource properties	2,310,922	1,113,300	3,424,222

Operating Loss	(15,606,259)	(1,437,665)	(17,043,924)
Other Income (Expenses)
Interest	(721,561)	(180,123)	(901,684)
Gain on settlement of debt (note 7)	133,185	-	133,185

Loss from Operations	(16,194,635)	(1,617,788)	(17,812,423)

Net Loss	(16,194,635)	(1,617,788)	(17,812,423)
Accumulated Deficit, Beginning	(1,617,788)	-	-

Accumulated Deficit, Ending	$(17,812,423)	$(1,617,788)	$(17,812,423)

Other Comprehensive Income
Foreign exchange gain on translation	1,051	5,879	15,858

Total Comprehensive Loss	$(16,193,584)	$(1,611,909)	$(17,796,565)

Total Loss Per Share - basic and diluted	$(7.41)	$(1.09)

Weighted Average Number of Shares of
Common Stock - basic and diluted	2,184,686	1,479,687

The Accompanying Notes are an Integral Part of These Financial Statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)

	Year Ended		Period from Inception of Exploration Stage (March 1, 2004)
	February 28, 2006	February 28, 2005	to February 28, 2006
Operating Activities
Net loss	$(16,194,635)	$(1,617,788)	$(17,812,423)
Adjustments to reconcile net income (loss) to net cash flows
Acquisition of resource properties for stock	2,100,000	487,500	2,587,500
Discount on convertible debenture	-	175,000	175,000
Effect of foreign currency translation on cash	(4,828)	(3,050)	14,199
Stock-based compensation	12,926,000	262,755	13,188,755
Beneficial conversion feature	707,500	-	707,500
Prepaid expense	(40,156)	(1,633)	(41,789)
Accounts receivable	(10,069)	8,206	(1,863)
Customer deposits	-	(44,809)	(44,809)
Accounts payable and accrued liabilities	39,917	9,755	49,672
Cash Used in Operating Activities	(476,271)	(724,064)	(1,178,258)
Investing Activity
Purchase of property and equipment	(880)	-	(880)
Cash Used in Investing Activity	(880)	-	(880)
Financing Activities
Proceeds from notes payable	562,800	-	562,800
Proceeds from convertible debentures	952,000	500,000	1,452,000
Proceeds from exercise of options	43,000	35,000	78,000
Repayment of notes payable	(171,241)	-	(171,241)
Repayment of convertible debentures	(705,000)	-	(705,000)
Stock subscriptions	170,000	-	170,000
Issuance of common stock	70,000	202,109	272,109
Cash Provided by Financing Activities	921,559	737,109	1,658,668
Inflow of Cash and Cash Equivalents	444,408	13,045	479,530
Cash and Cash Equivalents, Beginning	35,122	22,077	-
Cash and Cash Equivalents, Ending	$479,530	$35,122	$479,530

Supplemental Cash Flow Information
Interest paid	$721,561	$180,123	$901,684
Common stock issued on conversion of debt	$300,000	-	$300,000
Shares issued for services	$100,000	-	$100,000

The Accompanying Notes are an Integral Part of These Financial Statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)

Mexoro Minerals Ltd. (formerly Sunburst Acquisitions IV, Inc.) ("Mexoro" or the “Company”) was incorporated in the state of Colorado on August 27, 1997 and on February 15, 2006 its name was changed to Mexoro Minerals Ltd.  The Company was formed to seek out and acquire business opportunities.  Between 1997 and 2003, the Company engaged in two business acquisitions and one business opportunity, none of which generated a significant profit or created a sustainable business. All were sold or discontinued. Currently the main focus of the Company’s operations is in Mexico.

The Company had previously been pursuing various business opportunities and, effective March 1, 2004, the Company changed its principal operations to mineral exploration. Accordingly, as of March 1, 2004 the Company is considered an exploration stage company.

On May 25, 2004, the Company completed a share exchange transaction with Sierra Minerals and Mining, Inc. (“Sierra Minerals”), a Nevada corporation, which caused Sierra Minerals to become a wholly-owned subsidiary.  Sierra Minerals held certain rights to properties in Mexico that the Company now owns or has an option to acquire.  Through Sierra Minerals, the Company entered into a joint venture agreement with Minera Rio Tinto, S.A. De C.V. (“MRT”), a company duly incorporated pursuant to the laws of the United Mexican States, which is controlled by an officer of the Company. In August 2005, the Company cancelled the joint venture agreement in order to pursue directly the mineral exploration opportunities through a wholly-owned Mexican subsidiary, Sunburst de Mexico, S.A. de C.V. (“Sunburst de Mexico”).  On August 25, 2005, Sunburst de Mexico, Mexoro and MRT entered into agreements providing Sunburst de Mexico the right to explore and exploit certain properties in Mexico. In December 2005, the Company and Sunburst de Mexico entered into a new agreement with MRT (the “New Agreement”) (note 5). On January 20, 2006, Sierra Minerals was dissolved.

2.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation

The accompanying financial statements include the accounts and activities of Mexoro Minerals Ltd. and its wholly-owned subsidiary, Sunburst de Mexico. All intercompany transactions have been eliminated in consolidation.

(b)	Financial instruments

(i)	Fair value

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these financial instruments. The carrying value of convertible debentures approximates their fair value because these instruments earn interest at the market rate.

(ii)	Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities. The convertible debentures are not exposed to interest rate risk because the interest rate is fixed to maturity.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)	Financial instruments (Continued)

(iii)	Credit risk

The Company's financial assets that are exposed to credit risk consist primarily of cash that is placed with major financial institutions.

(iv)	Translation risk

The Company translates the results of non-US operations into US currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time. This risk is considered nominal, as the Company does not incur any significant transactions in-non-US currency.

(c)	Equipment

Equipment is recorded at cost. Depreciation is provided on a declining-balance basis at 30%.

(d)	Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(e)	Basic and diluted income (loss) per share

The Company computes income (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations and deficit. Basic EPS is computed by dividing income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All previously stated share and per share balances have been restated to give retroactive effect to the 1:50 share consolidation that occurred on February 15, 2006.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f)	Impairment or disposal of long-lived assets

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The Company has implemented FAS 144. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

(g)	Use of estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

(h)	Consideration of other comprehensive income items

SFAS No. 130 - “Reporting Comprehensive Income”, requires companies to present comprehensive income (consisting primarily of net loss plus other direct equity changes and credits) and its components as part of the basic financial statements.

(i)	Stock-based compensation

SFAS No. 123(R) - “Accounting for Stock-Based Compensation”, allows companies to choose whether to account for stock-based compensation under the method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”) or use the fair value method described in SFAS No. 123(R). For purposes of options granted to employees, the Company continues to follow the accounting measurement provisions of APB 25 and implements the disclosure provisions of SFAS No. 123(R) (note 9).

(j)	Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109 - “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)	Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52,“Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(l)	Recent accounting pronouncements

(i)
In December 2004, FASB issued a revision of Statement No. 123(R), “Accounting for Stock-Based Compensation”. This statement supersedes APB 25 and its related implementation guidance. The revised pronouncement requires that all stock options and warrants be accounted for using the fair value method. This pronouncement does not impact the Company, as the Company has no employees and currently accounts for all options and warrants using the fair value method.

(ii)
In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-Monetary Assets.” The statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements. The Company accounts for income taxes in accordance with SFAS No. 109 - “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of existing assets and liabilities.

(iii)
In March 2005, FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. This pronouncement does not impact the Company for the current year.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Recent accounting pronouncements (Continued)

(iv)
In May 2005, FASB issued SFAS No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principles. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005

(v)
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

3.	GOING-CONCERN

The accompanying financial statements have been prepared on a going-concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at February 28, 2006, the Company had working capital of $45,944 (2005 - $722,213 working capital deficiency) and a cumulative loss of $19,815,850 (2005 - $3,621,215) of which $17,812,423 was incurred within the past two fiscal years. These conditions raise substantial doubt about the Company’s ability to continue as a going-concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations, from its investment in a Mexican mining venture (note 5). In addition, the Company has conducted private placements of convertible debt and common stock (notes 7 and 13), which have generated a portion of the initial cash requirements of its planned Mexican mining ventures (notes 5 and 13).

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)

4.	EQUIPMENT

		February 28, 2006		February 28, 2005
	Cost	Accumulated Depreciation	Net	Net

Office equipment	$880	$-	$880	$-

5.	MINERAL PROPERTIES

On May 3, 2004, the Company entered into a share exchange with the shareholders of Sierra Minerals. Pursuant to the terms of the share exchange agreement, the Company issued 43,000,000 shares of its common stock in exchange for all of the outstanding shares of Sierra Minerals. As a result, Sierra Minerals became a wholly-owned subsidiary of the Company.  The common stock was valued at $0.01 per share.  Finder’s fees of 6,000,000 options to purchase the same number of shares of the Company’s common stock at $0.01 per share were issued to non-related parties in connection with this share exchange.  Due to the uncertainty of the future revenue to be generated from this property, the cost of the acquisition of $430,000 was charged to operations in the year ended February 28, 2005.

Sierra Minerals was a party to a joint venture agreement, dated April 26, 2004 and amended on June 1, 2004, by and between Sierra Minerals and MRT, a Mexican company. MRT had interests in exploration properties.

On August 25, 2005, the joint venture agreement was cancelled and the Company entered into a new arrangement with MRT.  Instead of a joint venture, the Company incorporated a Mexican wholly-owned subsidiary, Sunburst de Mexico. This restructuring allowed the Company to take title to the properties directly in the name of Sunburst de Mexico.  The Company entered into agreements with MRT, which provided Sunburst de Mexico options on the concessions of the Cieneguita and Guazapares properties and the right of first refusal on two Encino Gordo properties (collectively, the “Property Agreements”).  The parties also entered into an operating agreement, which gave MRT the sole and exclusive right and authority to manage the Cieneguita Property.

On December 8, 2005, the Company and Sunburst de Mexico entered into the New Agreement with MRT to exercise their option under the August 18, 2005 sale and purchase of mining concessions agreement to obtain two mining concessions in the Encino Gordo region. The New Agreement also provided the Company the option to obtain three additional concessions in the Encino Gordo region.  These properties are located in the state of Chihuahua, Mexico.

The following are additional material terms of the New Agreement:

(a)	The operator’s agreement with MRT was cancelled;

(b)	The Company granted MRT the option to buy all of the outstanding shares of Sunburst de Mexico for $100 if the Company failed to transfer $1,500,000 to Sunburst de Mexico by April 30, 2006 (note 13);

(c)	The Property Agreements were modified to change the net smelter rate to a maximum of 2.5% for all properties covered by the agreements;

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)

5.	MINERAL PROPERTIES (Continued)

(d)
The Company agreed to issue 2,000,000 shares of the Company’s common stock to MRT within four months of the date of the signing of the New Agreement.  These shares were issued to MRT and its assignee at the market value of $1.05 per share on February 23, 2006. This issuance fulfilled the Company’s payment obligations under the previous Property Agreements; and

(e)
The Company agreed to issue 1,000,000 additional shares of the Company’s common stock to MRT if and when the Cieneguita Property is put into production and reaches 85% of production capacity over a 90-day period, as defined in the New Agreement.

6.	PROMISSORY NOTES

As at February 28, 2006, the Company had issued promissory notes bearing interest at 7% per year in the amount of $412,800 (2005 - $28,500) with accrued interest of $7,259 for a total of $420,059. These notes are due on December 31, 2006 (note 13).

7.	CONVERTIBLE DEBENTURES

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

The Purchasers also had the right to convert the full-face amount of the Debentures to common stock of the Company at a price of $0.10 per share.  Under the Agreement, the Purchasers were also to receive warrants and additional investment rights to purchase shares of the Company’s common stock. The warrants were exercisable at a price of $0.12 per share for a period of five years and additional investment rights were exercisable at a price of $0.10 per share of common stock.

The Purchasers purchased a total of $675,000 in face amount for cash proceeds of $500,000 and $175,000 charged as interest. The Company paid $20,000 in legal fees and $50,000 administration fees.

On August 10, 2005, the Company and the Purchasers agreed to retire the Debentures including all associated principal, terms, warrants and rights for the amount of $500,000 plus 8% interest. On September 21, 2005, the Company repaid in full $500,000 plus interest charges of $41,815 to the Purchasers. As a result of this payment, the Debentures were terminated and the associated warrants and additional investment rights were cancelled (note 10). A gain of $133,185 was recorded for settlement of this debt.

Another convertible debenture in the amount of $30,000 was issued on January 15, 2004. The conversion of principal and accrued interest (8% per year) was at the rate of $0.02 per share of common stock. On December 21, 2005, the Company repaid the $30,000 convertible debenture plus accrued interest of $4,645.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)

7.	CONVERTIBLE DEBENTURES (Continued)

The Company issued $300,000 in convertible debentures in December 2005 to three lenders. These funds were unsecured, non-interest bearing and had no specific date of repayment. On January 6, 2006, these debentures were converted and the Company issued 100,000,000 pre-consolidated shares of common stock.

In January 2006, the Company issued convertible debentures, with principal and accrued interest at 7% per year, convertible into units at the option of the holder.  Each unit consists of a warrant to purchase 25,000 post-consolidation common shares at $1.00 and $25,000 of debt, which may be converted to common shares at $0.50 per share and is exercisable until April 30, 2008.  As at February 28, 2006, the Company had issued convertible debentures in the amount of $652,000 (note 13).

A beneficial conversion feature expense of $707,500 resulting from the anticipated conversion of the above debentures was recorded as interest expense in the 2006 fiscal year.

8.	PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock. The Company’s board of directors is authorized to divide the preferred stock into series, and with respect to each series, to determine the preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, and the number of shares constituting the series and the designations of such series. The board of directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting rights of the holders of common stock, which issuance could have certain anti-takeover effects.

9.	STOCK COMPENSATION PROGRAM

On December 9, 2005, the Company’s board of directors approved a stock compensation program, which was subsequently ratified at an extraordinary meeting of shareholders held on February 13, 2006. In order to maintain flexibility in the award of stock benefits, the program constitutes a single “omnibus” plan, but is composed of three parts. The first part is the qualified incentive stock option plan (the “ISO Plan”), which provides grants of qualified incentive stock options (“ISOs”).  The second part is the non-qualified stock option plan (“NQSO Plan”), which provides grants of nonqualified stock options (“NQSOs”).  The third part is the restricted shares plan (“Restricted Shares Plan”), which provides grants of restricted shares of the Company’s common stock (“Restricted Shares”). The maximum number of common shares that may be purchased under the plan is 6,000,000. Options granted under the plan include incentive and non-qualified stock options as well as actual shares of common stock, with vesting determined on the grant date, not to exceed 10 years, and are exercisable over a 10-year maximum period at a price to approximate the fair market value of the common stock at the date of grant.

On February 27, 2006, the Company granted 800,000 ISOs under the ISO Plan to directors, officers and consultants at a price of $0.50 per common stock for a period of ten years. The ISOs vest in four equal instalments, at the time of the grant and then every six months thereafter. Compensation cost, being the fair value of the options, is calculated to be $982,000 of which $248,000 is expensed on the date of issue and as the remainder vest.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)

9.	STOCK COMPENSATION PROGRAM (Continued)

The fair value of the 800,000 options was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 152%, a risk-free rate of 5% and no assumed dividend rate.

The options are summarized as follows:

	Options	Weighted Average Exercise Price

Outstanding at February 29, 2004	98,000	$1.35
Granted	120,000	$0.50
Exercised	(50,000)	$0.70

Outstanding at February 28, 2005	168,000	$0.94
Granted	800,000	$0.50
Cancelled	(6,000)	$1.50
Exercised	(32,000)	$1.34

Outstanding at February 28, 2006	930,000	$0.54

The following table summarizes options outstanding at February 28, 2006:

Exercise Price	Number of Options Issued	Number of Options Exercisable	Remaining Contractual Life (Years)

$0.50	890,000	290,000	9.31
$1.50	40,000	40,000	4.00

	930,000	330,000

The Company has reserved 930,000 common shares in the event that these options are exercised.

 MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)

9.	STOCK COMPENSATION PROGRAM (Continued)

Stock-based compensation consists of the following:

	2006	2005

Compensation expense
Private placement at $0.01 per share	$8,680,000	$-
Shares issued for services	100,000	-
Stock-based compensation
Warrants	3,898,000	-
Options	248,000	-

	$12,926,000	$-

Compensation expense of $8,960,000 is included in general and administrative expense for fiscal 2006.

10.	WARRANTS

The Company has a total of 5,652,000 (2005 - 270,000) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 5,652,000 common shares in the event that these warrants are exercised.

The warrants include 1,000,000 Class A Warrants exercisable at $0.50 per share, 1,000,000 Class B Warrants exercisable at $0.75 per share, 1,000,000 Class C Warrants exercisable at $1.00 per share, 1,000,000 Class D Warrants exercisable at $1.25 per share, and 1,000,000 Class E Warrants exercisable at $1.50 per share. The Class A Warrants were fully vested upon issuance. They are exercisable at any time following their issuance but will expire on June 30, 2007 to the extent they are not exercised. The remaining classes of Warrants will each vest and become exercisable only at the time that the immediately preceding class has been fully exercised.

Unless terminated earlier as a result of failure to vest, the Class B and Class C Warrants will each expire on December 31, 2007, and the Class D and Class E Warrants will each expire on December 31, 2008. Stock-based compensation of $3,898,000 has been recorded on these warrants.

Additionally, as at February 28, 2006, the Company had issued 652,000 warrants exercisable at $1.00 each pursuant to the issuance of convertible debentures. There warrants expire on April 30, 2008.

 MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)

11.	RELATED PARTY TRANSACTIONS

The Company paid management fees of $157,000 (2005 - $nil) to certain officers and directors and to companies controlled by directors. The Company paid $23,357 (2005 - $nil) to certain officers and directors and to companies controlled by directors for travel, office and other related expenses.

The Company paid consulting fees of $15,000 (2005 - $4,000) to a former officer and director.

As at February 28, 2006, accounts payable of $8,175 (2005 - $nil) were owing to certain officers and directors of the Company and $14,799 (2005 - $18,000) was owing to companies controlled by directors.

As of February 28, 2005, the Company had notes payable to related entities in the amount of $28,500. Interest on these notes has been imputed at a rate of 6.09% and totalled $18,578 cumulatively at February 28, 2005.

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

12.	INCOME TAXES

Deferred income taxes reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are as follows:

	2006	2005

Deferred income tax assets
Net operating loss and credit carry forwards	$1,534,400	$1,352,800

Gross deferred tax assets	1,534,400	1,352,800
Valuation allowance	(1,534,400)	(1,352,800)

	$-	$-

As at February 28, 2006, the Company's net operating loss carry-forwards for income tax purposes were approximately $3,894,500 (2005 - $3,433,500). If not utilized, they will start to expire in 2020.

 MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)

13.	SUBSEQUENT EVENTS

(a)	Mineral properties

Subsequent to February 28, 2006, MRT agreed to waive its option to purchase the shares of Sunburst de Mexico and also waived the Company’s obligation to transfer $1,500,000 to Sunburst de Mexico by April 30, 2006 (note 5).

(b)	Promissory notes

Subsequent to February 28, 2006, promissory notes in the amount of $412,800 (note 6) were settled in exchange for 1,651,200 shares of the Company’s common stock.

(c)	Private placement and convertible debentures

Subsequent to February 28, 2006, the Company raised a total of $3,242,500 through the issuance of convertible debentures ($2,867,500) and through subscriptions for units ($375,000).

The convertible debentures, with principal and accrued interest at 7% per year are convertible into units at the option of the holder.  Each unit consists of a warrant to purchase 25,000 of the Company’s common shares at $1.00 and $25,000 of debt, which may be converted to common shares at $0.50 per share and is exercisable until April 30, 2008.  As at February 28, 2006, the Company had issued convertible debentures in the amount of $652,000.  None of the convertible debentures have been converted.

Under the unit offering, units consist of one share of common stock and one-half of one warrant.  Each full warrant entitles the investor to purchase an additional share of the Company’s common stock at a price of $1.00 per share and is exercisable until April 30, 2008.  The units were priced at $0.50 each. As at February 28, 2006, the Company had received subscriptions for units in the amount of $170,000.

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

13 of 23

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

ITEM 8B.     OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:
Name	Age	Tenure
Mario Ayub	52	COO and Director since May 2005
Robert Knight	49	CEO and Director since December 2005
Tracy A. Moore	53	CFO and Director since December 2005

The directors named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent of any employment agreement, of which none currently exists or is contemplated. There is no arrangement, plan or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

Biographical Information of Directors and Executive Officers follows:

Mario Ayub

14 of 23

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

Robert Knight

Since September 1994, Mr. Knight has been the President of Knight Financial Ltd., where he has organized and participated in many corporate finance transactions. From September 1998 to January 12, 2005, Mr. Knight served as the president, secretary-treasurer and a director of Synova Healthcare Group, Inc. (OTC-BB: SNVH.OB), a US reporting company formerly known as Advanced Global Industries Ltd. and Centaur BioResearch Corp., which distributes non-invasive medical diagnostic tools mainly for women. Mr. Knight served as director of Invisa, Inc. (OTC-BB: INSA.OB), a reporting company in the United States whose shares trade on the OTC Bulletin Board from September 1998 until April 2005. Invisa Inc. is involved in the safety sensing industry. From July 1998 to December 22, 2005, Mr. Knight served as a Director of Heartland Oil and Gas Corp. (OTC-BB: HOGC.OB), a reporting company in the United States whose shares are quoted on the OTC Bulletin Board. Heartland Oil and Gas Corp. is involved in the exploration and development of coal bed methane gas properties in the United States. Mr. Knight served as President of Heartland Oil and Gas Corp. from July 1998 until September 2002, as its Chief Financial Officer from September 2002 until November 2004 and as its corporate Secretary from July 1998 until November 2004.

Tracy A. Moore

Mr. Moore has served as Chief Financial Officer since December 5, 2005 and served as the Company’s Chief Operating Officer from June 2005 to December 2005. Mr. Moore is the President of MCSI Consulting Group of Vancouver, Canada, a financial consulting firm that specializes in corporate finance matters, strategic planning and business planning services. Mr. Moore founded MCSI in 1990 and is responsible for overall client contact and relations, project management, planning, and quality control. As part of his consulting practice he serves on boards of directors and advises boards on corporate finance matters, business planning issues, mergers, acquisitions and divestitures.

The Company's officers, directors and principal shareholders have each filed initial statements of beneficial ownership of securities on Form 3.

ITEM 10.    EXECUTIVE COMPENSATION.

The following table sets forth executive compensation for fiscal years ended February 28, 2006, 2005 and 2004. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our "named executive officers".

Summary Compensation Table

		Annual Compensation		Long Term Compensation

Name And Principal Position	Fiscal year Ended Feb. 28	Salary	Bonus	Securities Underlying Options

Mario Ayub, COO, Director	2006 2005 2004	$12,000 $0 $0	---	200,000

Robert Knight, CEO, Director	2006 2005 2004	$15,000 $0 $0	---	200,000

Tracy A. Moore, CFO, Director	2006 2005 2004	$115,000(1) $0 $0	---	200,000

15 of 23

(1)
Includes $15,000 salary which Mr. Moore received as CFO of Mexoro, as well as compensation he received from consulting work done for Mexoro during the fiscal year ended February 28, 2006. For the months of July, August and September of 2005, Mr. Moore received 500,000 pre-split shares of Common Stock of Mexoro, which were valued at a price of $0.04 per share, for consulting services. For October, November, and December of 2005, Mr. Moore received 1,000,000 pre-split shares, valued at a price of $0.08 per share, for consulting services he rendered. Mr. Moore’s total consulting compensation for July 2005 through December 2005 was valued at $100,000. Mr. Moore was also the Company’s Chief Operating Officer from June 2005 through December 2005.

Options Grants During the Last Fiscal Year

We did not grant options to our named executive officers during the year ended February 28, 2005. However, on February 13, 2006, we adopted a Stock Compensation Program with the purpose of (a) ensuring the retention of the services of existing executive personnel, key employees, and directors of the Company or its affiliates; (b) attracting and retaining competent new executive personnel, key employees, and directors; (c) providing incentive to all such personnel, employees and directors to devote their utmost effort and skill to the advancement and betterment of the Company, by permitting them to participate in the ownership of the Company and thereby in the success and increased value of the Company; and (d) allowing vendors, service providers, consultants, business associates, strategic partners, and others, with or that the Board of Directors anticipates will have an important business relationship with the Company or its affiliates, the opportunity to participate in the ownership of the Company and thereby to have an interest in the success and increased value of the Company. The Program constitutes a single “omnibus” plan, but is composed of three parts.  The first part is the Qualified Incentive Stock Option Plan (the “ISO Plan”) which provides grants of qualified incentive stock options (“ISOs”).  The second part is the Nonqualified Stock Option Plan (“NQSO Plan”) which provides grants of nonqualified stock options (“NQSOs”).  The third part is the Restricted Shares Plan (“Restricted Shares Plan”), which provides grants of restricted shares of Company common stock (“Restricted Shares”). This plan allows for a maximum of 6,000,000 options to be granted. On February 27, 2006 we granted 800,000 options to certain officers, directors and consultants at an exercise price of $0.50 per share for a period of ten years. The options vest in four equal installments, at the time of issuance and every six months thereafter.

Aggregate Option Exercises in Last Fiscal Year

None of the named executive officers exercised options during the year ended February 28, 2006.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

Employment Agreements

We presently do not have any written employment agreements.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sunburst de Mexico is a party to an agreement with MRT, pursuant to which Sunburst de Mexico and MRT have agreed to explore and develop, if feasible, certain mining properties in the State of Chihuahua, Mexico. Mr. Ayub, our Chief Operating Officer and a director of our company, has served as the President of MRT since 1994 and is a principal shareholder of MRT.

16 of 23

In May 2004, we loaned, on behalf of Sierra Minerals, a total of $227,500 to MRT.  Of this amount, $167,500 was pursuant to an unsecured promissory note payable due August 31, 2004 with interest at 8% per annum.  In addition, on February 28, 2004, we loaned $57,500 pursuant to an unsecured promissory note payable, due April 9, 2004 at a rate of 8%.  The remaining funds of $2,500 have no terms and are non-interest bearing.  The amounts loaned are not recoverable pursuant to the joint venture agreement because Sierra Minerals failed to complete the terms of the agreement.  As such, we wrote off the $57,500 previously advanced on February 28, 2004, as well as the $170,000 loaned to MRT during the first quarter ended May 31, 2004, for a total charge to operations of $227,500. One of the shareholders of Sierra and the controlling shareholder of MRT was Mario Ayub, our Chief Operating Officer and a director of Mexoro.

On May 25, 2004, we completed a share exchange transaction with Sierra Minerals. Pursuant to the terms of the share exchange agreement, we issued 43,000,000 pre-split shares of our common stock in exchange for all of the outstanding shares of Sierra Minerals. One of the shareholders of Sierra Minerals was Mario Ayub, our Chief Operating Officer and a director of Mexoro.

On February 16, 2006, we issued 400,000 shares of common stock to 391566 B.C. Ltd. Robert Knight, our CEO, is the President and a shareholder of this entity. This issuance was part of a larger transaction in which we repaid a debt through the issuance of shares. In December 2005, we received a loan of a total of $70,000 from several parties, one of which was 391566 B.C. Ltd. On February 16, 2006, we settled this debt through the issuance of shares at the price of $0.01 per share. A total of 7,000,000 shares were issued in full settlement of this debt.

On February 23, 2006, we issued 2,000,000 shares to MRT and MRT’s assignee pursuant to our obligations under the New Agreement. The controlling shareholder of MRT is Mario Ayub, our Chief Operating Officer and a director.

In August and September of 2005, we issued a total of 1,5000,000 pre-split shares to Tracy A. Moore, our Chief Financial Officer, as compensation for consulting services. For the months of July, August and September of 2005, Mr. Moore received 500,000 pre-split shares of Common Stock of Mexoro, which were valued at a price of $0.04 per share, for consulting services. For October, November, and December of 2005, Mr. Moore received 1,000,000 pre-split shares, valued at a price of $0.08 per share, for consulting services he rendered. Mr. Moore’s total consulting compensation for July 2005 through December 2005 was valued at $100,000. Mr. Moore was also the Company’s Chief Operating Officer from June 2005 through December 2005.

We currently rent two offices. The first office is part of an “office service” arrangement for which we pay $400 CAD ($344 USD) per month. It is on a month-to-month basis and is rented from MCSI, a company controlled by an officer and director of our company. The office service package also supplies a receptionist, clerical help and access to a board room. The second office is for our wholly-owned subsidiary, Sunburst de Mexico in Mexico. The lease is on a month-to-month basis and is part of an office service package where we have access to a receptionist, clerical help, geologists, engineers and a board room. The office is leased from Minera Rio Tinto, a company controlled by an officer and director of the company and we pay $5,000 per month for this service.

As of December 2005, we have been paying monthly management fees of $5,000 to Robert Knight, our CEO, $5,000 to Tracy A. Moore, our CFO, and $4,000 Mario Ayub, our COO.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of February 28, 2006, the stock ownership of each executive officer and director of Mexoro Minerals Ltd. of all executive officers and directors as a group, and of each person known by Mexoro Minerals Ltd. to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any options, warrants or other rights to acquire additional securities of Mexoro Minerals Ltd., except as may be otherwise noted.

17 of 23

Name and Address	Number of Shares Beneficially Owned	Percent of Class

Robert Knight(1) 114 W. Magnolia Street Suite 446 Bellingham, WA 98225	450,000 (2)	3.00%

Mario Ayub(1) Pascual Orozco# 2117-A Chihuahua, Chih. 31310 Mexico	1,502,000 (3)	9.90%

Tracy A. Moore(1) 609 Granville Street, Suite 880 Vancouver, BC V7Y 1G5 Canada	50,000 (4)	.33%
All officers and directors as a Group (3 in number)	2,002,000	13.23%
Etson, Inc. (5) 6100 Neil Road Suite 500 Reno, NV 89511	972,000	6.41%

GM Capital Partners Ltd. (6) Usteristrasse 19, 8023 Zurich, Switzerland	5,000,000(7)	17.7%

(1) Officer and/or director of our company.

(2) Includes 400,000 shares owned by 391566 B.C. Ltd., which is controlled by Mr. Knight.  Also includes 50,000 vested options, which are owned by Mr. Knight.

(3) Includes 1,452,000 shares held by MRT Investments, Inc., which is controlled by Mr. Ayub.  Also includes 50,000 vested options owned by Mr. Ayub.

(4) Includes 50,000 vested options owned by Mr. Moore.

(5) Jacob Ayub is the president and controlling shareholder of Etson, Inc.  Jacob Ayub is the brother of Mario Ayub, our Chief Operating Officer.

(6) J.A. Michie is a director, and Mark Hartmann is a shareholder of this entity.

(7) Warrants issued pursuant to a consulting agreement.

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

18 of 23

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

19 of 23

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

10.6
Repayment Agreement dated July 15, 2005 by and among Sunburst Acquisitions IV, Inc. and Investment Fund, Ltd., Alpha Capital AG and Stonestreet LP. (herein incorporated by reference from the Company’s current report on Form 8-K dated July 1, 2005 and filed with the Securities and Exchange Commission on August 17, 2005).

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

20 of 23

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

21 of 23

32.2	Certification of Chief Financial Officer of Sunburst Acquisitions IV, Inc. pursuant to 18 U.S.C. Section 1350. *

*filed herewith

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees accrued by the Company for Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) for audit of the Company's annual financial statements were $20,000 for the fiscal year ended February 28, 2006, and the aggregate fees billed were $24,476 for the fiscal year ended February 28, 2005. The aggregate fees billed by Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) for review of the Company's financial statements included in its quarterly reports on Form 10QSB were $13,510 during the period ended February 28, 2006, and $16,657 during the period ended February 28, 2005.

Tax Fees

The aggregate fees billed by Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) for tax compliance, advice and planning were $0 for the fiscal year ended February 28, 2006 and $2,000 for the fiscal year ended February 28, 2005.

All Other Fees

Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) did not bill the Company for any products and services other than the foregoing during the fiscal years ended February 28, 2006 and February 28, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEXORO MINERALS LTD.

By: /s/ ROBERT KNIGHT
Robert Knight, CEO and Director

Date: May 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ ROBERT KNIGHT
Robert Knight, CEO and Director

22 of 23

By: /s/ MARIO AYUB
Mario Ayub, COO and Director

By: /s/ TRACY A. MOORE
Tracy A. Moore, CFO and Director

Date: May 30, 2006

23 of 23