Form 10QSB
period 2006-05-31
MEXORO MINERALS LTD
filed 2006-07-17
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended May 31, 2006

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.
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

Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,036,102 at July 13, 2006.

Transitional Small Business Disclosure Format (Check one): Yes __ NoX

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisition IV, Inc.)
(An Exploration Stage Company)

Consolidated Financial Statements
February 28, 2006
(U.S. Dollars)

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)

	May 31, 2006 (Unaudited)	February 28, 2006 (Unaudited)

Assets
Current
Cash and cash equivalents	$2,074,857	$479,530
Accounts receivable	62,726	10,069
Prepaid expenses	10,000	48,269
	2,147,583	537,868
Equipment (note 4)	2,725	880

Total Assets	$2,150,308	$538,748

Liabilities
Current
Accounts payable and accrued liabilities	$86,777	$79,124
Promissory notes (note 6)	-	412,800
	86,777	491,924
Convertible Debentures (note 7)	2,917,500	652,000

Total Liabilities	3,004,277	1,143,924

Stockholders’ Deficiency
Capital Stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 8)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 15,201,102 (2006 - 12,799,902) (note 9)	16,371,777	15,583,977
Additional paid-in capital	18,347,846	16,082,346
Stock subscriptions	-	170,000
Accumulated deficit from prior operations	(2,003,427	(2,003,427)
Accumulated deficit during the exploration stage	(33,553,799	(30,439,123)
Other comprehensive income	(16,366	1,051
Total Stockholders’ Deficiency	(853,969	(605,176)

Total Liabilities and Stockholders’ Deficiency	$2,150,308	$538,748

Going concern (note 3)
Commitments (note 5)
Subsequent events (note 13)

The Accompanying Notes are an Integral Part of These Financial Statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations and Accumulated Deficit
(Unaudited) (U.S. Dollars)

	Three Months Ended		Period from Inception of Exploration
	May 31, 2006	May 31, 2005	(March 1, 2004) May 31, 2006

Expenses
General and administrative	$570,288	$13,052	$9,957,035
Stock-based compensation	-	-	4,232,955
Mineral exploration	252,261	-	252,261
Acquisition of resource properties	-	-	15,306,422

Operating Loss	(822,549)	(13,052)	(29,748,673)
Other Income (Expenses)
Interest expense	(2,305,441)	(1,290)	(3,951,625)
Interest income	6,055	-	6,055
Gain on settlement of debt (notes 6 and 7)	7,259	-	140,444

Net Loss	(3,114,676)	(14,342)	(33,553,799)
Accumulated Deficit, Beginning	(30,439,123)	(13,912,488)	-

Accumulated Deficit, Ending	$(33,553,799)	$(13,926,830)	$(33,553,799)

Other Comprehensive Income
Foreign exchange gain (loss) on translation	(32,612)	5,975	(16,754)

Total Comprehensive Loss	$(3,147,288)	$(8,367)	$(33,570,553)

Total Loss Per Share - basic and diluted	$(0.22)	$(0.01)

Weighted Average Number of Shares of
Common Stock - basic and diluted	14,159,872	1,737,902

The Accompanying Notes are an Integral Part of These Financial Statements.

 MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Statement of Cash Flows
(Unaudited) (U.S. Dollars)

	May 31, 2006	May 31, 2005	Period from Inception of Exploration (March 1, 2004) to May 31, 2006
Operating Activities
Net loss	$(3,114,676)	$(14,342)	$(33,553,799)
Adjustments to reconcile net loss to net cash flows
Write off of note receivable	-	-	57,500
Acquisition of resource properties for stock	-	-	13,065,000
Amortization	117	-	117
Discount on convertible debenture	-	-	175,000
Effect of foreign currency translation on cash	(17,417)	96	(3,218)
Stock-based compensation	-	-	14,535,955
Beneficial conversion feature	2,265,500	-	3,717,500
Prepaid expense	38,269	4,492	(3,520)
Accounts receivable	(52,657)	-	(54,520)
Customer deposits	-	-	(44,809)
Accounts payable and accrued liabilities	7,653	418	64,584
Cash Used in Operating Activities	(873,211)	(10,172)	(2,044,210)
Investing Activity
Purchase of property and equipment	(1,962)	-	(2,842)
Cash Used in Investing Activity	(1,962)	-	(2,842)
Financing Activities
Proceeds from notes payable	-	-	562,800
Proceeds from convertible debentures	2,265,500	-	3,717,500
Proceeds from exercise of options	-	-	78,000
Repayment of notes payable	-	(15,000)	(591,300)
Repayment of convertible debentures	-	-	(705,000)
Stock subscriptions	(170,000)	-	-
Issuance of common stock	375,000	-	1,059,909
Cash Provided by (Used in) Financing
Activities	2,470,500	(15,000)	4,121,909
Inflow of Cash and Cash Equivalents	1,595,327	(25,172)	2,074,857
Cash and Cash Equivalents, Beginning	479,530	35,122	-
Cash and Cash Equivalents, Ending	$2,074,857	$9,950	$2,074,857

Supplemental Cash Flow Information
Interest paid	$39,941	$1,290	$146,625
Common stock issued on conversion of debt	$-	$-	$300,000
Common stock issued on settlement of notes payable	$412,800	$-	$412,800
Shares issued for services	$-	$-	$100,000

The Accompanying Notes are an Integral Part of These Financial Statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

1.	BASIS OF PRESENTATION

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

On May 25, 2004, the Company completed a share exchange transaction with Sierra Minerals and Mining, Inc. (“Sierra Minerals”), a Nevada corporation, which caused Sierra Minerals to become a wholly-owned subsidiary.  Sierra Minerals held certain rights to properties in Mexico that the Company now owns or has an option to acquire.  Through Sierra Minerals, the Company entered into an arm’s length joint venture agreement with Minera Rio Tinto, S.A. De C.V. (“MRT”), a company duly incorporated pursuant to the laws of the United Mexican States, which is controlled by an officer and director of the Company. In August 2005, the Company cancelled the joint venture agreement in order to pursue directly the mineral exploration opportunities through a wholly-owned Mexican subsidiary, Sunburst de Mexico, S.A. de C.V. (“Sunburst de Mexico”).  On August 25, 2005, Sunburst de Mexico, Mexoro and MRT entered into agreements providing Sunburst de Mexico the right to explore and exploit certain properties in Mexico. In December 2005, the Company and Sunburst de Mexico entered into a new agreement with MRT (the “New Agreement”) (note 5). On January 20, 2006, Sierra Minerals was dissolved.

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

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities. The convertible debentures are not exposed to interest cash-flow risk because the interest rate is fixed to maturity.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

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

Equipment is recorded at cost. Depreciation is provided on a declining-balance basis at 30% on computer equipment and 20% on office furniture.

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
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

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

SFAS No. 123(R) - "Accounting for Stock Based Compensation", requires companies to estimate the fair value of share based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company's financial statements. Stock based compensation expense recognized during the period is based on the value of the portion of the share based payment awards that is ultimately expected to vest during the period. The Company estimates the fair value of stock options using the Black Scholes valuation model, consistent with the provisions of SFAS No. 123(R). The Black Scholes valuation model requires the input of highly subjective assumptions, including the options expected life and the price volatility of the underlying stock.

 MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)	Income taxes

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52,“Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of comprehensive income. Foreign currency transactions are primarily undertaken in Mexican pesos. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Recent accounting pronouncements (Continued)

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
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

3.	GOING-CONCERN

The accompanying financial statements have been prepared on a going-concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at May 31, 2006, the Company had working capital of $2,060,806 (February 28, 2006 - $45,944) and a cumulative loss of $35,557,226 (February 28, 2006 - $32,442,550). These conditions raise substantial doubt about the Company’s ability to continue as a going-concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations, from its investment in a Mexican mining venture (note 5). In addition, the Company has conducted private placements of convertible debt and common stock (notes 7 and 9), which have generated a portion of the initial cash requirements of its planned Mexican mining ventures (note 5).

4.	EQUIPMENT

		May 31, 2006		February 28, 2006
	Cost	Accumulated Depreciation	Net	Net

Office equipment	$880	$-	$880	$-

5.	MINERAL PROPERTIES

On May 3, 2004, the Company entered into a share exchange agreement with the shareholders of Sierra Minerals. Pursuant to the terms of the share exchange agreement, the Company issued 860,000 shares of its common stock (43,000,000 pre-split) in exchange for all of the outstanding shares of Sierra Minerals. As a result, Sierra Minerals became a wholly-owned subsidiary of the Company.  The common stock issued was valued at $12.75 per share ($0.255 pre-split) or $10,965,000; which represents the fair value based on the date of the share exchange agreement (May 3, 2004).  Finders’ fees of 120,000 options (6,000,000 pre-split) to purchase the same number of shares of the Company’s common stock at $0.50 per share (0.01 pre-split) were issued to non-related parties in connection with this share exchange. The fair value of these options issued as finders’ fees was $1,523,000; this amount was determined using the Black-Scholes formula with a 5-year expected life, a volatility factor of 191%, a risk-free rate of 5% and no assumed dividend rate. Due to the uncertainty of the future revenue to be generated from this property, the cost of the acquisition of $10,965.000, compensation expense of $1,523,000, and advances totalling $507,500 were charged to operations in the year ended February 28, 2005.

Sierra Minerals was a party to a joint venture agreement, dated April 26, 2004 and amended on June 1, 2004, by and between Sierra Minerals and MRT, a Mexican company. MRT had interests in exploration properties.

 MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

5.	MINERAL PROPERTIES (Continued)

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

(b)
The Company granted MRT the option to buy all of the outstanding shares of Sunburst de Mexico for $100 if the Company failed to transfer $1,500,000 to Sunburst de Mexico by April 30, 2006. However, in April 2006, the parties amended the New Agreement to delete both the required transfer of $1,500,000 to Sunburst de Mexico and MRT’s option to purchase shares of Sunburst de Mexico;

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

As at May 31, 2006 the Company had $nil (February 28, 2006 - $412,800) promissory notes outstanding and accrued interest of $nil (February 28, 2006 - $7,259) outstanding on the promissory notes.

On March 4, 2006, the Company agreed to issue 1,651,200 common shares at a price of $0.25 per share to settle $412,800 in promissory notes payable. As a condition, the promissory note holders would waive all accrued interest payable on the notes. On April 6, 2006, these shares were issued (note 9) and the Company recorded a $7,259 gain on settlement of debt.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

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

The Purchasers also had the right to convert the full-face amount of the Debentures to common stock of the Company at a price of $5.00 per share ($0.10 pre-split).  Under the Agreement, the Purchasers were also to receive warrants and additional investment rights to purchase shares of the Company’s common stock. The warrants were exercisable at a price of $6.00 per share ($0.12 pre-split) for a period of five years and additional investment rights were exercisable at a price of $5.00 per share ($0.10 pre-split).

The Purchasers purchased a total of $675,000 in face amount for cash proceeds of $500,000 and the $175,000 discount was charged as interest over the term of the debenture; $87,500 in the year ending February 28, 2005 and the $87,500 in the year ending February 28, 2006. The Company paid $20,000 in legal fees and $50,000 administration fees.

A beneficial conversion feature expense of $500,000 resulting from the anticipated conversion of the debentures, and the exercise of the associated warrants and additional investment rights of the above debentures was recorded as interest expense for the year ending February 28, 2005.

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

Another convertible debenture in the amount of $30,000 was issued on January 15, 2004. The conversion of principal and accrued interest (8% per year) was at the rate of $1.00 ($0.02 pre-split) per share of common stock. On December 21, 2005, the Company repaid the $30,000 convertible debenture plus accrued interest of $4,645.

The Company issued $300,000 in convertible debentures in December 2005 to three lenders with a maturity date of December 8, 2006, accrued interest at 7% per year, and convertible at the option of the holder into shares of common stock at $0.15 per share. On January 6, 2006, these debentures were converted and the Company issued 2,000,000 common shares (100,000,000 pre-split). A beneficial conversion feature of $300,000 was recorded in interest expense as to the anticipated conversion of these debentures, with a corresponding increase in additional paid in capital.

In January 2006, the Company issued convertible debentures, with principal and accrued interest at 7% per year, convertible into units at the option of the holder.  Each unit consists of a warrant to purchase 25,000 common shares at $1.00 per share and $25,000 of debt, which may be converted to common shares at $0.50 per share and is exercisable until April 30, 2008.  As at February 28, 2006, the Company had issued convertible debentures in the amount of $652,000.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

7.	CONVERTIBLE DEBENTURES (Continued)

A beneficial conversion feature of $489,000 was recorded in interest expense as to the anticipated conversion of these debentures. Also included in interest expense was $163,000 representing the relative fair value of the warrants (immediately exercisable) in relation to the convertible debt.

In the quarter ended May 31, 2006, the Company issued an additional $2,265,500 of convertible debentures, with principal and accrued interest at 7% per year, convertible into units at the option of the holder. Each unit consists of a warrant to purchase 25,000 common shares at $1.00 per share and $25,000 of debt, which may be converted to common shares at $0.50 per share and is exercisable until April 30, 2008. A beneficial conversion feature of $1,359,300 was recorded in interest expense as to the anticipated conversion of these debentures. Also included in interest expense was $906,200 representing the relative fair value of the warrants (immediately exercisable) in relation to the convertible debt. As at May 31, 2006 there were $2,917,500 convertible debentures outstanding (note 13).

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

9.	COMMON STOCK

	Number of Shares	Amount
Balance, February 28, 2006	12,799,902	$15,583,977
Issued pursuant to private placement	750,000	375,000
Issued pursuant to settlement of promissory notes	1,651,200	412,800
Balance, May 31, 2006	15,201,102	$16,371,777

On April 3, 2006 and May 31, 2006 the Company issued 550,000 and 200,000 common shares respectively pursuant to a private placement unit offering. Units consisted of one share of common stock and one-half of one warrant. Each full warrant entitles the investor to purchase an additional share of the Company’s common stock at a price of $1.00 per share and is exercisable until April 30, 2008.

On March 4, 2006, the Company agreed to issue 1,651,200 common shares at a price of $0.25 per share to settle $412,800 in promissory notes payable.(note 6), and on April 6, 2006, these shares were issued.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

10.	STOCK COMPENSATION PROGRAM

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

The options are summarized as follows:

	Options	Weighted Average Exercise Price

Outstanding at February 28, 2005	168,000	$0.94
Granted	800,000	$0.50
Cancelled	(6,000)	$1.50
Exercised	(32,000)	$1.34

Outstanding at February 28, 2006	930,000	$0.54

Outstanding at May 31, 2006	930,000	$0.54

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

10.	STOCK COMPENSATION PROGRAM (Continued)

The following table summarizes options outstanding at May 31, 2006:

Exercise Price	Number of Options Issued	Number of Options Exercisable	Remaining Contractual Life (Years)

$0.50	890,000	290,000	9.06
$1.50	40,000	40,000	3.75

	930,000	330,000

The Company has reserved 930,000 common shares in the event that these options are exercised.

For the quarter ended May 31, 2006, there were $nil (2005 - $nil) stock-based compensation expenses.

11.	WARRANTS

As at May 31, 2006, the Company had a total of 8,292,500 (February 28, 2006 - 5,652,000) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 8,292,500 common shares in the event that these warrants are exercised.

The warrants include 1,000,000 Class A Warrants exercisable at $0.50 per share, 1,000,000 Class B Warrants exercisable at $0.75 per share, 1,000,000 Class C Warrants exercisable at $1.00 per share, 1,000,000 Class D Warrants exercisable at $1.25 per share, and 1,000,000 Class E Warrants exercisable at $1.50 per share; of which all are exercisable at the option of the holder. The Class A Warrants were fully vested upon issuance. They are exercisable at any time following their issuance but will expire on June 30, 2007 to the extent they are not exercised. The remaining classes of Warrants will each vest and become exercisable only at the time that the immediately preceding class has been fully exercised.

Unless terminated earlier as a result of failure to vest, the Class B and Class C Warrants will each expire on December 31, 2007, and the Class D and Class E Warrants will each expire on December 31, 2008. Stock-based compensation of $3,898,000 has been recorded on these warrants.

The Company has also issued 2,917,500 warrants exercisable at $1.00 each pursuant to the issuance of convertible debentures (note 7). These warrants expire on April 30, 2008, and are redeemable by the Company, at $.01 per share, in the event the Company’s Common Stock closes with a bid price, on average, over $3.00 per share for a consecutive 20 day period.

The Company has also issued 375,000 warrants exercisable at $1.00 each pursuant to a private placement unit offering. Each warrant entitles the investor to purchase an additional share of the Company’s common stock at a price of $1.00 per share and is exercisable until April 30, 2008.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

12.	RELATED PARTY TRANSACTIONS

The Company paid management fees of $58,050 (2005 - $nil) to certain officers and directors and to companies controlled by directors. The Company paid $18,137 (2005 - $nil) to certain officers and directors and to companies controlled by directors for travel, office and other related expenses.

As at May 31, 2006, accounts payable of $175 (2005 - $nil) were owing to certain officers and directors of the Company and $5,339 (2005 - $nil) was owing to companies controlled by directors.

As of May 31, 2006, the Company had a note payable to former related entity in the amount of $nil (2005 - $28,500). Interest on this note was imputed at a rate of 6.09% and totalled $nil (2005 - $19,268) cumulatively at May 31, 2006.

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

13.	SUBSEQUENT EVENTS

(a)	Convertible debentures

Subsequent to May 31, 2006, the Company received requests to convert $2,917,500 of convertible debentures to the Company common shares at $0.50 per share, and issued 5,835,000 common shares and paid accrued interest of $58,817.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2. "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

Overview

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our exploration projects, which we commenced in May 2004. We have sufficient cash to maintain our operations until April 2007, unless our exploration is successful, of which there is no guarantee. If our exploration is successful, we will need to raise additional funds to meet our needs for additional exploration and/or production.

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. While we believe that we raised sufficient funds in our recent private placement offerings to allow us to continue in business until April 2007, we may not be able to continue in business beyond that date unless we obtain additional capital. We have not generated any revenues, and no revenues are anticipated unless and until mineralized material is discovered on the properties in which we have an interest.

We are not planning to buy or sell any plant or significant equipment in the next six months. In the event that our exploration is successful on our Cieneguita Property, we anticipate spending approximately $1,500,000 on equipment and building a plant to put that property into production. The ability to buy such equipment would be dependent upon our cash position at that time and our ability to raise additional capital. Currently, though, the Cieneguita Property has no known ore reserves.

Plan of Operation

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. We believe that we have sufficient funds to fund our current exploration plans and meet our monthly general and administrative costs until April 2007 without the need to raise additional funds. In the event that our exploration program should find exploration targets that warrant additional exploration work, including exploration by drilling, we may not have enough cash available to fund an expanded program. If we do plan to expand our exploration, we would need to raise additional capital to meet these needs. We currently do not have any sources of additional capital available to us and we may not have any in the future.

We are not involved in any research and development on our exploration properties. Also, as we are in the exploration phase, we do not anticipate purchasing any plants or significant equipment. In the event that we did discover a mineral deposit, of which there is no guarantee, we would need to expend substantial amounts of capital to put any of our properties into production, if so warranted. We do not have enough capital available to us to make such expenditures, and we therefore would have to raise the additional capital or, if possible, enter into a joint venture for the production phase. If we were to form a joint venture, we cannot assess what our final position in the project would be. We do not have any sources of capital available to us at this time to fund such a project if one should be discovered.

Because we already have data from the previous exploration programs and mining records from Glamis Gold, our exploration program on the Cieneguita Property will focus mainly on identifying mineralized zones of economic grade to allow for the property to be put into production as an open pit heap leach mine. We expect the exploration cost to be approximately $200,000. Since January 2006, we have spent approximately $146,000 on the exploration project and expect to expend the remaining $54,000 by the end of August 2006. The proposed exploration program has included the review of available data to create a structural mineralization framework, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches, and the creation of new trenches. We expect to do some additional exploration work with the use of ground-based geophysics to measure the conductivity of underground rocks. Ground-based geophysics is a technique for exploring for minerals using electromagnetic impulses and the various resistances of the rocks to the conduction of the electromagnetic signals generated by the equipment. The conductivity of the rocks is compared to known rock formations to help indicate the types of rock that may be found underground where the geophysical work is done. We have one geologist on the Cieneguita Property working full time taking rock samples from the various trenches and surface samples on the property.

In April 2006, we completed a sampling of the Cieneguita Property. We completed 8 trenches approximately 200 meters long and 3 to 10 meters deep spaced equally along the 1,000 meters strike length of the property. From the walls of these trenches, we took approximately 550 rock samples for a total weight of 20 tonnes. One half of these samples have been sent to ALS Chemex’s laboratory in Chihuahua for assaying. We expect a full geological report to be available by the end of July 2006. The purpose of the sampling is to further define the ore grade and potential of the Cieneguita Property. Once we have received all of the assay results and the completed geological report, we will be able to further assess whether the property needs additional exploration work or if it is suitable for a heap leach open pit mining operation. We have not determined if there any mineable reserves on the Cieneguita Property to date, and our program is still exploratory.

The other half of the 20 tonnes sample is being used to complete column tests to determine the leachability of the precious metals from the rock. In this test, the ore is placed in 3 PVC tubes, 500 cm in diameter and 3 meters high. Different mixtures of a cyanide solution are dripped over the top of the columns at different flow rates. The results of these tests will help determine the most effective solution to be used on the heap leach pads on the Cieneguita Property in the event it should ever be put into production. This test will take approximately 90 days to complete and is being conducted at our office in Chihuahua, Mexico. The tests are being done by qualified geologists employed by MRT as part of our office package costs. The tests are scientifically conducted and monitored for quality control and efficacy. This test is done to determine whether the metallurgy of the minerals allows for economic recovery of the precious metals using a cyanide heap leach process. Even if we were able to delineate mineable reserves, the metallurgy must be economically feasible to allow us to proceed to mine.

The results of the reports will help us determine whether or not to continue exploration on the Cieneguita Property. If we continue exploration, our next step then would be to greater delineate the mineralized structure on the Cieneguita Property. This would entail additional trenching and sampling of the property to determine where the suitable grades of mineable ore are located. In the alternative, if our exploration geologists feel it is necessary, we would commence a shallow drilling program on a 25 meter by 50 meter spacing grid. In either scenario, the cost of exploration would be increased to approximately $500,000. We have sufficient capital to make this additional expenditure from working capital. This additional exploration would likely occur, if ever, from August 2006 through the end of December 2006. If more exploration is warranted, we would then implement a feasibility study and mine design to determine whether to put the Cieneguita Property into production. Such a feasibility study would take approximately 60 days to complete and cost approximately $50,000.

The final stage, if warranted, would be to put the Cieneguita Property into production. It is estimated that this phase would cost us approximately $1,500,000 to purchase all of the necessary capital equipment and to build the necessary pads to put the property into production. We would need to raise the necessary capital through either debt or equity financing or find a joint venture partner. We do not currently have any sources of capital available to us to make such expenditures, and we can give no assurance that we would be able to raise such capital. We also do not have a joint venture partner at this time that is interested in the Cieneguita Property. We can give no assurance that we would be able to find such a joint venture partner to put this property into production if the feasibility study warranted such a plan.

Concurrently with the exploration of Cieneguita, we have budgeted approximately $450,000 for exploration on our Guazaparez Property for the next 12 months. Of this amount, we have spent approximately $50,000 since May 2006. We have one full time geologist working on the Guazaparez Property collecting rock samples and mapping the property. By the end of July 2006, we plan to add two additional geologists to the property to continue sampling and mapping. This first phase of the exploration program has the goal of determining whether subsequent exploration is warranted and if a drill program should be commenced. It will include reviewing available data to create a structural mineralization framework, detailed soil and rock sampling, and ground-based geophysics measurements.

Most of the mining concessions being explored in the Guazaparez area are epithermal silver deposits similar to the Cieneguita Property. The geology from other properties in that area will serve as a guide when exploring the Guazaparez Property. Because we do not have the same amount of detailed information on Guazaparez as we do on Cieneguita, the exploration program will cost more than the exploration program on Cieneguita.

We anticipate that the initial sampling and mapping will be completed and the reports back from the results of the samples by September 2006. At that point, we will make a decision to whether to implement an initial drill program based on the recommendations of our head geologist working on the Guazapares Property. If the geologist does not recommend a drilling program, we may abandon the property. If we abandon the Guazapares Property, we will not have to make any further property payments as per our property purchase agreements.

If a drill program is warranted and implemented, the bulk of the remaining funds of the exploration program would be spent on the initial drilling targets. This initial drilling, assuming drill rigs are available in the area and drilling is warranted, could commence in October 2006 and last approximately 60 days. The results of this drill program would take approximately 90 days to be assayed and interpreted. Once those result are known, we would consult with our lead exploration geologists to determine whether to abandon the Guazapares Property or continue with further drilling exploration. If the Board of Directors decides to continue with further drilling, we would need to raise additional funding through the sale of debt or equity because we do not have sufficient capital to continue an exploration program beyond our original budget. Additional drilling would cost a significant amount of money, and there is no assurance that we would be able to raise such additional amounts of money. If we could not obtain additional financing, we could seek a joint venture partner if the results warranted it. We do not have any joint venture partners at this time and can give no assurance that we would be able to find one if the Guazapares Property warranted such a joint venture.

We have also planned an exploration program, budgeted at approximately $200,000 for the next 12 months, on our Encino Gordo Property. We currently have one geologist sampling and mapping this property, and we have expended approximately $30,000 of our budget. The Encino Gordo Property comprises four mining concessions that total 1,042 hectares (approximately 2,575 acres). We have limited information available to us about this property from previous exploration. The previous geochemical sampling that was done suggests a presence of mineralized structures, including gold, silver and copper anomalies. These anomalies will be investigated to determine if further exploration is warranted and to help refine the best drilling targets. We hope that this further exploration will be completed by September 2006, and a geological report prepared by our lead geologist on the Encino Gordo Property should be available shortly thereafter. Depending on the results of the report, we intend to either abandon the Encino Gordo Property, in which case no further payments would be made or be due under our agreements to acquire these concessions, or to make additional expenditures to determine potential drill targets. The amount and source of the capital needed for additional expenditures will be determined at that time. If a drill program is recommended, we do not have sufficient capital on hand to complete such a program because it would require the expenditure of significant amounts of money. We would need to raise additional capital through the sale of debt or equity. We can give no assurance that we would be able to raise such capital, as we have not identified any source of capital for such a program at this time. If we could not raise additional funds, we would consider seeking a joint venture partner if the results warranted it. We do not have any joint venture partners at this time and can give no assurance that we would be able to find one if the Encino Gordo Property warranted such a joint venture.

Although two of our properties have been mined in the past, we are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit exists in any of our properties. We do not have any proven or probable reserves on our properties.

We have one geologist doing some preliminary mapping and sampling on each of the properties. We have made a business decision to place a higher priority on the Cieneguita exploration program to define drill targets. However, we intend to proceed with exploration on all three properties simultaneously. We have engaged independent contractors to perform the exploration work with respect to the exploration programs. We do not anticipate buying equipment, other than transportation equipment, until construction of the Cieneguita mine is initiated, if ever. If our exploration programs warrant drilling programs on the properties, we anticipate contracting two geologists and four assistants for supervising the drilling work and taking splits for the drilling samples.

Once we receive results from these exploration programs, our board of directors will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results are sufficiently positive to enable us to obtain the financing necessary to proceed. The decision will be based mainly on the recommendations of our head exploration geologist that we anticipate hiring in by the end of July 2006. Other factors that will influence the production decision will be the current price of gold bullion, availability of mining equipment and a mining feasibility study.

Results of Operations

Three months ended May 31, 2006 compared to the three months ended May 31, 2005.

Revenues

We did not earn revenues during the three months ended May 31, 2006 or 2005 because we did not have commercial production of any of our properties. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties. Interest income is recorded under Other Income in the Statement of Operations in the financial statements.

Operating Costs

We did not incur any operating costs during the years ended 2006 and 2005 due to the fact that we did not achieve production from exploration activities during either year.

Expenses

Our expenses increased to $822,549 for the three months ended May 31, 2006 compared to $13,052 for the three months ended May 31, 2005, representing an increase of $809,497. The increase is primarily attributable to the costs associated to raising capital and a developing exploration program which commenced in the prior fiscal quarter.

General and administrative cash expenses increased to $570,288 in the three months ended May 31, 2006 compared to $13,052 in the three months ended May 31, 2005, representing an increase of $557,236. Management fees increased to $88,045 in the three months ended May 31, 2006 from $nil in the three months ended May 31, 2005. The increase was attributable to a new management team appointed in the prior fiscal quarter. Finders’ fees increased to $284,950 in the three months ended May 31, 2006 from $nil in the three months ended May 31, 2005. The increase was attributable to two private placements; a unit offering and convertible debentures. Accounting and legal fees increased to $41,312 in the three months ended May 31, 2006 from $8,000 in the three months ended May 31, 2005. The increase in fees was primarily attributable to higher auditing costs and the cost of regulatory filings with the SEC.

There were no stock-based compensation expenses or other compensation expenses in either of the three month periods ended May 31, 2006 and 2005.

Mineral exploration in the three months ended May 31, 2006 increased to $252,261 compared to $nil for the three months ended May 31, 2005. The Company was not in a developing exploration program during the three months ended May 31, 2005. We anticipate that exploration expenditures will increase in fiscal 2007 as a result of exploration activities on our Mexican mineral properties.

Acquisition of resource properties was $nil for both three months ended May 31, 2006 and 2005.

Loss

Our net loss increased to $3,114,676 for the three months ended May 31, 2006 compared to $14,342 for the three months ended May 31, 2005, representing an increase of $3,100,334. This increase in our loss was primarily attributable to a beneficial conversion feature of $2,265,500 on convertible debentures issued in the three months ended May 31, 2006; which was recorded as interest expense. We anticipate that we will continue to incur losses until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from our Mexican mineral properties. There is no assurance that we will be able to commence the development stage of our operations at any of our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage.  As of May 31, 2006, we have total assets of $2,150,308, total liabilities of $3,004,277, and a deficit of $33,553,799 accumulated during the exploration stage.

Cash and Working Capital

We had cash of $2,074,857 as of May 31, 2006, compared to cash of $479,950 as of February 28, 2006, and $9,950 as of May 31, 2005. We had working capital of $2,060,806 as of May 31, 2006, compared to working capital of $45,944 as of February 28, 2006, and a working capital deficiency of $736,459 as of May 31, 2005.

Under our current business plan, we will not require additional financing this fiscal year. However, we will require additional financing during the current fiscal year if our planned exploration activities increase. We plan to spend approximately $850,000 in the next twelve months to carry out exploration and administration activities on our Mexican mineral properties, and in the event that our exploration is successful on our Cieneguita Property, we anticipate spending a further $1,500,000 on equipment and building a plant to put that property into production. We anticipate spending approximately $480,000 during the next twelve months on general and administrative costs. We presently do not have sufficient financing to enable us to complete these plans and will require additional financing to perform future exploration work on our Mexican mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

Cash Used in Operating Activities

Cash used in operating activities increased to $873,211 for the three months ended May 31, 2006 compared to $10,172 for the three months ended May 31, 2005. The cash used in operating activities came primarily from convertible debt and equity sales of our common shares. It was primarily used for General and Administrative costs and for the acquisition of resource properties.

Investing Activities

Cash used in investing activities increased to $1,962 for the three months ended May 31, 2006 compared to $nil for the three months ended May 31, 2005. Cash used in investing activities was used to acquire office equipment for our office in Mexico.

Financing Activities

Cash provided by financing activities increased to $2,470,500 for the three months ended May 31, 2006 compared to cash used of $15,000 for the three months ended May 31, 2005. All cash provided by financing activities was provided by convertible debt and share issuances. Cash provided by financing activities was used to fund our operating and investing activities.

We anticipate continuing to rely on equity sales of our common stock or issuance of debt in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

On April 3, 2006 and May 31, 2006, the Company issued 550,000 common shares and 200,000 common shares respectively and closed a private placement for total proceeds of $375,000. As at February 28, 2006, the Company had received $170,000 of subscriptions for this unit offering. Units consisted of one share of common stock and one-half of one warrant.  Each full warrant entitles the investor to purchase an additional share of the Company’s common stock at a price of $1.00 per share and is exercisable until April 30, 2008. The units were priced at $0.50 each.

On March 4, 2006, the Company agreed to issue 1,651,200 common shares at a price of $0.25 per share to settle $412,800 in promissory notes payable. As a condition, the promissory note holders waived all accrued interest payable on the notes. On April 6, 2006, these shares were issued and the Company recorded a $7,259 gain on settlement of debt.

During the quarter ended May 31, 2006, the Company issued a total of $2,265,500 convertible debentures. The convertible debentures, with principal and accrued interest at 7% per year are convertible into units at the option of the holder.  Each unit consists of a warrant to purchase 25,000 of the Company’s common shares at $1.00 and $25,000 of debt, which may be converted to common shares at $0.50 per share and is exercisable until April 30, 2008.  In addition, the warrants are redeemable by the Company, at $.01 per share, in the event the Company’s Common Stock closes with a bid price, on average, over $3.00 per share for a consecutive 20-day period. There were no convertible debentures issued on the three months ended May 31, 2005.

The amount of our convertible debt outstanding at May 31, 2006 was $2,917,500 compared to $652,000 at February 28, 2006 and $705,000 at May 31, 2005.

In June 2006, all of the holders of the $2,917,500 convertible debentures converted to common shares at $0.50 per share. The Company issued 5,835,000 common shares and 2,917,500 warrants to debenture holders upon the conversion. We have paid to the convertible debenture holders a total of $58,817, which is their accumulated interest on the debentures.

We believe that the cash on hand derived from the sale of securities totaling $3,292,500 will be sufficient to fund our budgeted exploration and operation costs until April 2007.

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

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. The Company had working capital of $2,060,806 as of May 31, 2006, and an accumulated deficit of $35,557,226. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations from its investment in a Mexican mining venture. There is no assurance that these operations will be profitable. In addition, the Company has conducted private placements of convertible debt and common stock, which have generated a portion of the initial cash requirements of its planned Mexican mining ventures.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting: There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the quarter ended May 31, 2006, the Company issued $2,265,500 of convertible debentures, with principal and accrued interest at 7% per year, convertible into units at the option of the holder. Each unit consists of a warrant to purchase 25,000 common shares at $1.00 per share and $25,000 of debt, which may be converted to common shares at $0.50 per share and is exercisable until April 30, 2008. These warrants are redeemable by the Company, at $0.01 per share, in the event the Company’s Common Stock closes with a bid price, on average, over $3.00 per share for a consecutive 20 day period.

The units were offered and sold to the Purchasers in a private placement transaction made in reliance upon exemptions from registration pursuant to Regulation S for offerings outside of the United States.  The units were not offered or sold to United States citizens, and no directed selling efforts were made within the United States.

During the quarter ended May 31, 2006, the Company issued 750,000 common shares pursuant to a private placement unit offering. Units consisted of one share of common stock and one-half of one warrant. Each full warrant entitles the investor to purchase an additional share of the Company’s common stock at a price of $1.00 per share and is exercisable until April 30, 2008.

These units were only offered to individuals or entities who qualified as accredited investors under the Securities Act of 1933.  The units were offered under an exemption from registration found in Rule 506 of Regulation D.

On March 4, 2006, the Company agreed to issue 1,651,200 common shares at a price of $0.25 per share to settle $412,800 in promissory notes payable and on April 6, 2006, these shares were issued.

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

10.15
THE NEW AGREEMENT entered into on December 8, 2005 among the Company, Sunburst Mexico, and MRT (herein incorporated by reference from the Company’s report on Form 8-K for report date December 8, 2005 and filed with the Securities and Exchange Commission on December 14, 2005).

10.16
CREATION OF A DIRECT FINANCIAL OBLIGATION AND UNREGISTERED SALES OF SECURITIES ON MARCH 31, 2006 (herein incorporated by reference from the Company’s report on Form 8-K for report date March 31, 2006 and filed with the Securities and Exchange Commission on April 7, 2006).

10.17
AMENDMENT TO AGREEMENT ENTERED INTO ON DECEMBER 8, 2005, entered into on April 6, 2006 among Company, Sunburst Mexico, and MRT (herein incorporated by reference from the Company’s report on Form 8-K for report date April 6, 2006 and filed with the Securities and Exchange Commission on April 7, 2006).

31.1	Certification of Chief Executive Officer of Mexoro Minerals Ltd. pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Certification of Chief Financial Officer of Mexoro Minerals Ltd. pursuant to Rule 13a-14(a)/15d-14(a). *

32.1	Certification of Chief Executive Officer of Mexoro Minerals Ltd.. pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Chief Financial Officer of Mexoro Minerals Ltd. pursuant to 18 U.S.C. Section 1350. *

*filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEXORO MINERALS LTD.

By: /S/ Robert Knight
Robert Knight, President and Director

Date: July 17, 2006