Form 10QSB
period 2006-08-31
MEXORO MINERALS LTD
filed 2006-10-16
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended August 31, 2006

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
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

Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,036,102 at October 13, 2006.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)

Consolidated Financial Statements
August 31, 2006
(Unaudited) (U.S. Dollars)

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited) (U.S. Dollars)

	August 31,	February 28,
	2006	2006
	(Unaudited)	(Audited)

Assets
Current
Cash and cash equivalents	$1,534,113	$479,530
Amounts receivable	97,953	10,069
Prepaid expenses	-	48,269
	1,632,067	537,868
Equipment (note 5)	91,188	880

Total assets	$1,723,255	$538,748

Liabilities
Current
Accounts payable and accrued liabilities	$181,633	$79,124
Promissory notes (note 7)	-	412,800
	181,633	491,924
Convertible debentures (note 8)	-	652,000

Total liabilities	181,633	1,143,924

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 21,036,102 (2006 - 12,799,902) (note 10)	19,314,277	15,583,977
Additional paid-in capital	9,915,846	7,402,346
Stock subscriptions	-	170,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(25,698,977)	(21,759,123)
Other comprehensive income	13,903	1,051
Total stockholders’ equity (deficiency)	1,541,622	(605,176)

Total liabilities and stockholders’ equity (deficiency)	$1,723,255	$538,748
 Going concern (note 4)
Commitments (note 6)
Contingent liability (note 14)
Subsequent events (note 15)

The accompanying notes are an integral part of these financial statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Statements of
Operations and Retained Deficit
(Unaudited) (U.S. Dollars)

					Period from
					Inception of
					Exploration Stage
	Three Months Ended		Six Months Ended		(March 1, 2004)
	August 31,	August 31,	August 31,	August 31,	To August 31,
	2006	2005	2006	2005	2006

Expenses
General and administrative	$227,472	70,812	797,760	$83,864	$1,504,507
Stock-based compensation	248,000	-	248,000	-	4,480,955
Mineral exploration	352,237	-	604,498	-	604,498
Acquisition of resource properties	-	150,000	-	150,000	15,306,422

Operating loss	(827,709)	(220,812)	(1,650,258)	(233,864)	(21,896,382)
Other income (expenses)
Interest expense	(15,532)	(400)	(2,320,973)	(1,690)	(3,967,157)
Interest income	18,063	-	24,118	-	24,118
Gain on settlement of debt (notes 7 & 8)	-	-	7,259	-	140,444

Net loss	(825,178)	(221,212)	(3,939,854)	(235,554)	(25,698,977)
Accumulated deficit during the
exploration stage, beginning (note 2)	(24,873,799)	(13,926,830)	(21,759,123)	(13,912,488)	-
Accumulated deficit during the
exploration stage, ending	$(25,698,977)	$(14,148,042)	(25,698,977)	$(14,148,042)	$(25,698,977)

Other comprehensive income
Foreign exchange gain (loss) on translation	1,707	(1,578)	(30,905)	5,133	(15,047)

Total comprehensive loss	$(823,471)	$(222,790)	$(3,970,759)	$(230,421)	$(25,714,024)

Total loss per share - basic and diluted	$(0.04)	$(0.13)	$(0.24)	$(0.14)

Weighted average number of shares of
common stock - basic and diluted	18,882,406	1,743,228	16,521,139	1,740,566

The accompanying notes are an integral part of these financial statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited) (U.S. Dollars)

			Period from
			Inception of
	Six Months Ended		Exploration Stage
			(March 1, 2004)
	August 31,	August 31,	to August 31,
	2006	2005	2006
Operating activities
Net loss	$(3,939,854)	$(235,554)	$(25,698,977)
Adjustments to reconcile net income (loss) to net cash flows
Write off of note receivable	-	-	57,500
Acquisition of resource properties for stock	-	150,000	13,065,000
Amortization	3,049	-	3,049
Discount on convertible debenture	-	-	175,000
Stock-based compensation	248,000	-	6,103,955
Beneficial conversion feature	2,265,500	-	3,717,500
Prepaid expense	48,269	-	6,480
Amounts receivable	(87,884)	(163,008)	(89,747)
Customer deposits	-	-	(44,809)
Accounts payable and accrued liabilities	102,509	31,255	159,440
Cash used in operating activities	(1,360,411)	(217,307)	(2,545,609)
Investing activity
Purchase of property and equipment	(90,308)	-	(91,188)
Cash used in investing activity	(90,308)	-	(91,188)
Financing activities
Proceeds from notes payable	-	5,000	562,800
Proceeds from convertible debentures	2,240,500	-	3,692,500
Proceeds from exercise of options	-	25,000	78,000
Proceeds from exercise of warrants	50,000	-	50,000
Repayment of notes payable	-	(23,100)	(178,500)
Repayment of convertible debentures	-	-	(705,000)
Stock subscriptions	(170,000)	255,500	-
Issuance of common stock	375,000	-	647,109
Cash provided by (used in) financing
activities	2,495,500	262,400	4,146,909
Inflow of cash and cash equivalents	1,044,781	45,093	1,510,112
Effect of foreign currency translation on cash	9,802	3,795	24,001
Cash and cash equivalents, beginning	479,530	35,122	-
Cash and cash equivalents, ending	$1,534,113	$84,010	$1,534,113
Supplemental cash flow information
Interest paid	55,473	$-	$162,157
Common stock issued on conversion of debt	2,917,500	-	3,217,500
Common stock issued on settlement of notes payable	412,800	-	412,800
Shares issued for services	$-	$-	$100,000

The accompanying notes are an integral part of these financial statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2006
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

On May 25, 2004, the Company completed a share exchange transaction with Sierra Minerals and Mining, Inc. (“Sierra Minerals”), a Nevada corporation, which caused Sierra Minerals to become a wholly-owned subsidiary.  Sierra Minerals held certain rights to properties in Mexico that the Company now owns or has an option to acquire.  Through Sierra Minerals, the Company entered into an arm’s length joint venture agreement with Minera Rio Tinto, S.A. De C.V. (“MRT”), a company duly incorporated pursuant to the laws of the United Mexican States, which is controlled by an officer and director of the Company. In August 2005, the Company cancelled the joint venture agreement in order to pursue directly the mineral exploration opportunities through a wholly-owned Mexican subsidiary, Sunburst de Mexico, S.A. de C.V. (“Sunburst de Mexico”).  On August 25, 2005, Sunburst de Mexico, Mexoro and MRT entered into agreements providing Sunburst de Mexico the right to explore and exploit certain properties in Mexico. In December 2005, the Company and Sunburst de Mexico entered into a new agreement with MRT (the “New Agreement”) (note 6). On January 20, 2006, Sierra Minerals was dissolved.

2.	RESTATEMENT

Management has determined that, in the year ending February 28, 2005, previous management used a nominal value to record the issuance of 860,000 shares of common stock (43,000,000 pre-split) pursuant to a share exchange agreement, and 120,000 options (6,000,000 pre-split) issued as finders’ fees with respect to the share exchange agreement. Current management believes that a fair value should have been used and has restated each of these amounts. Management has also determined that in the year ending February 28, 2005, the Company should have recorded a beneficial conversion feature on convertible debentures that included conversion to common shares, warrants and additional investment rights. Management has also reclassified stock-based compensation expense from general and administrative to stock-based compensation.

In the year ending February 28, 2006, management has corrected a calculation error in the recording of a beneficial conversion feature on warrants issued with the convertible debentures. Management has also reclassified accrued interest from promissory notes to accounts payable and accrued interest. After further review, management has determined that, in the year ending February 28, 2006, compensation expense recorded in the amount of $8,680,000 relating to the issuance of 7 million common shares was incorrect. Accordingly, these shares were issued as consideration for receiving cash proceeds of $70,000.

Management has accordingly restated the Company’s consolidated financial statements as at May 31, 2006 and for the three-months ended May 31, 2006, and as at February 28, 2006 and for the year ended February 28, 2006.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2006
(Unaudited) (U.S. Dollars)

2.	RESTATEMENT (Continued)

Accordingly, the accumulated deficit during the exploration stage in the Consolidated Balance Sheets and Consolidated Statement of Operations and Deficit have been restated. Please refer to the February 28, 2006 restated audited consolidated financial statements for additional information.

3.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation

The accompanying financial statements include the accounts and activities of Mexoro Minerals Ltd. and its wholly-owned subsidiary, Sunburst de Mexico S.A. de C.V (“Sunburst de Mexico”). All intercompany transactions have been eliminated in consolidation.

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

The Company translates the results of non-U.S. operations into U.S. currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time. Accordingly, there is a risk, as most of the Company’s exploration expenditures are in non-U.S. currency.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2006
(Unaudited) (U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)	Equipment

Equipment is recorded at cost. Depreciation is provided on a declining-balance basis at 30% on computer equipment, 25% on vehicles and 10% on office equipment.

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

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2006
(Unaudited) (U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Consideration of other comprehensive income items

SFAS No. 130 - “Reporting Comprehensive Income”, requires companies to present comprehensive income (consisting primarily of net loss plus other direct equity changes and credits) and its components as part of the basic financial statements.

(i)	Stock-based compensation

Prior to March 1, 2004, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant.

Effective year ending February 28, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of March 1, 2004, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to March 1, 2004, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As of March 1, 2004, there were no unvested options; and therefore, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued (see note 11).

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

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2006
(Unaudited) (U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)	Foreign currency translation

Mexoro and its subsidiary, Sunburst de Mexico, maintain accounting records in their functional currencies, U.S. dollars and Mexican pesos, respectively.

Mexoro and Sunburst de Mexico translate foreign currency transactions into the respective functional currencies in the following manners: at the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date; at the period end, foreign currency monetary assets and liabilities are re-evaluated into the functional currency by using the exchange rate in effect at the balance sheet date. The resulting foreign exchange gains and losses are included in operations.

In preparing consolidated financial statements, the Company translates the assets and liabilities of its subsidiary into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated into U.S. dollars at the average exchange rate for the applicable period. Any gain or loss from such translations are included in stockholders’ equity as a component of other comprehensive income.

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

(ii)
In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-Monetary Assets.” The statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements. The Company accounts for income taxes in accordance with SFAS No. 109 - “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of existing assets and liabilities

(iii)
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

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2006
(Unaudited) (U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(iv)
In May 2005, FASB issued SFAS No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principles. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

(v)
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

(vi)
FIN 48, “Accounting for Uncertainty in Income Taxes” (Interpretation of FASB statement 109). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will adopt this interpretation effective March 1, 2007.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2006
(Unaudited) (U.S. Dollars)

4.	GOING-CONCERN

The accompanying financial statements have been prepared on a going-concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at August 31, 2006, the Company had working capital of $1,450,434 (February 28, 2006 - $45,944) and a cumulative loss during the exploration stage of $25,698,977 (February 28, 2006 - $21,759,123). These conditions raise substantial doubt about the Company’s ability to continue as a going-concern.

5.	EQUIPMENT

	August 31, 2006			February 28, 2006
		Accumulated
	Cost	Depreciation	Net	Net

Office equipment	$3,144	$(54)	$3,092	$880
Vehicles	86,642	(2,974)	83,668	-
Computers	4,482	(54)	4,428	-
	$94,268	$(3,079)	$91,188	$880

6.	MINERAL PROPERTIES

On May 3, 2004, the Company entered into a share exchange agreement with the shareholders of Sierra Minerals. Pursuant to the terms of the share exchange agreement, the Company issued 860,000 shares of its common stock (43,000,000 pre-split) in exchange for all of the outstanding shares of Sierra Minerals. As a result, Sierra Minerals became a wholly-owned subsidiary of the Company.  After restatements (see note 2), the issued common stock was valued at $12.75 per share ($0.255 pre-split) or $10,965,000; which represents the fair value based on the date of the share exchange agreement (May 3, 2004).  Finders’ fees of 120,000 options (6,000,000 pre-split) to purchase the same number of shares of the Company’s common stock at $0.50 per share ($0.01 pre-split) were issued to non-related parties in connection with this share exchange. After restatements (see note 2), the fair value of these options was $1,523,000; this amount was determined using the Black-Scholes formula with a 5-year expected life, a volatility factor of 191%, a risk-free rate of 5% and no assumed dividend rate. Due to the uncertainty of the future revenue to be generated from this property, the cost of the acquisition of $10,965.000, compensation expense of $1,523,000, and advances totalling $507,500 were charged to operations in the year ended February 28, 2005.

Sierra Minerals was a party to a joint venture agreement, dated April 26, 2004 and amended on June 1, 2004, by and between Sierra Minerals and MRT, which had interests in exploration properties.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2006
(Unaudited) (U.S. Dollars)

6.	MINERAL PROPERTIES (Continued)

On August 25, 2005, the joint venture agreement was cancelled and the Company entered into a new arrangement with MRT.  Instead of a joint venture, the Company incorporated a Mexican wholly-owned subsidiary, Sunburst de Mexico S.A. de C.V, which took title to the properties.  The Company entered into additional agreements with MRT, which provided Sunburst de Mexico options on the concessions for the Guazapares properties and additional concessions for the Cienequita properties, and the right of first refusal on two additional Encino Gordo properties (collectively, the “Property Agreements”). The parties also entered into an operating agreement, which gave MRT the sole and exclusive right and authority to manage the Cieneguita Property.

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

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2006
(Unaudited) (U.S. Dollars)

7.	PROMISSORY NOTES

As at August 31, 2006 the Company had $nil (February 28, 2006 - $412,800) of promissory notes outstanding and $nil (February 28, 2006 - $7,259) of accrued interest outstanding on the promissory notes.

On March 4, 2006, the Company agreed to issue 1,651,200 common shares at a price of $0.25 per share to settle $412,800 in promissory notes payable. As a condition, to this arrangement the promissory note holders waived all accrued interest payable on the notes. On April 6, 2006, these shares were issued (note 10) and the Company recorded a $7,259 gain on settlement of debt.

8.	CONVERTIBLE DEBENTURES

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

The Purchasers also had the right to convert the full-face amount of the Debentures to common stock of the Company at a price of $5.00 per share ($0.10 pre-split).  Under the Agreement, the Purchasers were also to receive warrants and additional investment rights to purchase shares of the Company’s common stock, where the warrants were exercisable at a price of $6.00 per share ($0.12 pre-split) for a period of five years and additional investment rights were exercisable at a price of $5.00 per share ($0.10 pre-split).

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

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2006
(Unaudited) (U.S. Dollars)

8.	CONVERTIBLE DEBENTURES (Continued)

In December 2005, the Company issued $300,000 in convertible debentures to three lenders with a maturity date of December 8, 2006, accrued interest at 7% per year, and convertible at the option of the holder into shares of common stock at $0.15 per share. On January 6, 2006, these debentures were converted and the Company issued 2,000,000 common shares (100,000,000 pre-split). A beneficial conversion feature of $300,000 was recorded in interest expense as to the anticipated conversion of these debentures, with a corresponding increase in additional paid in capital.

In January and February 2006, the Company issued convertible debentures, with principal and accrued interest at 7% per year, convertible into units at the option of the holder.  Each unit consists of a warrant to purchase 25,000 common shares at $1.00 per share and $25,000 of debt, which at the option of the holder, may be converted to common shares at $0.50 per share until April 30, 2008.  As at February 28, 2006, the Company had issued convertible debentures in the amount of $652,000

A beneficial conversion feature of $489,000 was recorded in interest expense as to the anticipated conversion of these debentures. Also included in interest expense was $163,000 representing the relative fair value of the warrants (immediately exercisable) in relation to the convertible debt.

During the quarter ended May 31, 2006, the Company issued an additional $2,265,500 of convertible debentures, with principal and accrued interest at 7% per year, convertible into units at the option of the holder. Each unit consisted of a warrant to purchase 25,000 common shares at $1.00 per share and $25,000 of debt, which at the option of the holder, may be converted to common shares at $0.50 per share until April 30, 2008. A beneficial conversion feature of $1,359,300 was recorded in interest expense as to the anticipated conversion of these debentures. Also included in interest expense was $906,200 representing the relative fair value of the warrants (immediately exercisable) in relation to the convertible debt, and as a result, the aggregate sum of $2,265,500 was offset as additional paid in capital. As at May 31, 2006 there was $2,917,500 of convertible debentures outstanding.

During the quarter ended August 31, 2006, all of the $2,917,500 convertible debentures were converted into 5,835,000 shares of the Company’s common stock at $0.50 per share. As at August 31, 2006 there were no convertible debentures outstanding.

The fair value of the warrants attached to the convertible debentures as discussed above was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	112,500 Warrants - attached to $675,000 Convertible Debenture	135,000 Additional Rights Warrants - attached to $675,000 Convertible Debenture	2,917,500 Warrants
Expected life	5 years	5 years	107%
Expected volatility	107%	107%	2 years
Risk free interest rate	5%	5%	5%
Expected dividends	-	-	-
Weighted average fair value of warrant	$6.00	$5.00	$1.00
Stock price at date of grant	$6.50	$6.50	$1.45

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(Unaudited) (U.S. Dollars)

9.	PREFERRED STOCK

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

10.	COMMON STOCK

	Number of Shares	Amount
Balance, February 28, 2006	12,799,902	$15,583,977
Issued pursuant to private placement	550,000	275,000
Issued pursuant to settlement of promissory notes	1,651,200	412,800
Issued pursuant to private placement	200,000	100,000
Issued pursuant to exercise of convertible debt	5,835,000	2,917,500
Issued pursuant to exercise of warrants	50,000	50,000
Shares returned to treasury	(50,000)	(25,000)

Balance, August 31, 2006	21,036,102	$19,314,277

On April 3, 2006 and May 31, 2006 the Company issued 550,000 and 200,000 common shares respectively pursuant to a private placement unit offering. Units consisted of one share of common stock and one-half of one warrant. Each full warrant entitles the investor to purchase an additional share of the Company’s common stock at a price of $1.00 per share and is exercisable until April 30, 2008.

On March 4, 2006, the Company agreed to issue 1,651,200 common shares at a price of $0.25 per share to settle $412,800 in promissory notes payable (note 7). On April 6, 2006, these shares were issued.

On July 5, 2006, the Company issued 5,835,000 common shares on the exercise of $2,917,500 of convertible debt at a price of $0.50 per share.

On August 10, 2006, the Company issued 50,000 common shares on the exercise of 50,000 warrants where each warrants was exercisable into common shares at a price of $1.00 per share.

On August 15, 2006, the Company returned to treasury 50,000 common shares that were issued but not delivered pending payment with respect to the convertible debt converted into common shares on July 5, 2006.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2006
(Unaudited) (U.S. Dollars)

11.	STOCK COMPENSATION PROGRAM

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

On February 27, 2006, the Company granted 800,000 ISOs under the ISO Plan to directors, officers and consultants at a price of $0.50 per common stock for a period of ten years. The ISOs vest in four equal instalments, at the time of the grant and then every six months thereafter. Compensation cost, being the fair value of the options, is calculated to be $992,000 of which $248,000 is expensed on the date of issue and as the remainder vest.

The fair value of the 800,000 options was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 152%, a risk-free rate of 5% and no assumed dividend rate.

On August 15, 2006, the Company granted 150,000 stock options at $1.04 (a 10% discount to market price on the day of acceptance), which vest over a three year period at a rate of 25,000 stock options every six months.

The options are summarized as follows:

	Options	Weighted Average Exercise Price

Outstanding at February 28, 2006	930,000	$ 0.54
Granted	150,000	1.04

Outstanding at February 28, 2006	1,080,000	$0.59

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2006
(Unaudited) (U.S. Dollars)

11.	STOCK COMPENSATION PROGRAM (Continued)

The following table summarizes options outstanding at August 31, 2006:

Exercise Price	Number of Options Issued	Number of Options Exercisable	Remaining Contractual Life (Years)

$0.50	890,000	490,000	9.06
$1.04	150,000	0	9.95
$1.50	40,000	40,000	3.75

	1,080,000	530,000

The Company has reserved 1,080,000 common shares in the event that these options are exercised.

For the quarter ended August 31, 2006, stock-based compensation expenses totalled $248,000 (2005 - $nil), with an offsetting amount to additional paid in capital.

12.	WARRANTS

As at August 31, 2006, the Company had a total of 8,217,500 (February 28, 2006 - 5,652,000) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 8,217,500 common shares in the event that these warrants are exercised.

The warrants include 1,000,000 Series A Warrants exercisable at $0.50 per share, 1,000,000 Series B Warrants exercisable at $0.75 per share, 1,000,000 Series C Warrants exercisable at $1.00 per share, 1,000,000 Series D Warrants exercisable at $1.25 per share, and 1,000,000 Series E Warrants exercisable at $1.50 per share; of which all are exercisable at the option of the holder. The Series A Warrants were fully vested upon issuance. They are exercisable at any time following their issuance but will expire on June 30, 2007 to the extent they are not exercised. The remaining series of Warrants will each vest and become exercisable only at the time that the immediately preceding series has been fully exercised.

Unless terminated earlier as a result of failure to vest, the Series B and Series C Warrants will each expire on December 31, 2007, and the Series D and Series E Warrants will each expire on December 31, 2008. Stock-based compensation of $3,898,000 was recorded on these warrants at February 28, 2006.

The Company has also issued 2,917,500 warrants exercisable at $1.00 each pursuant to the issuance of convertible debentures (note 8). These warrants expire on April 30, 2008, and are redeemable by the Company, at $.01 per share, in the event the Company’s Common Stock closes with a bid price, on average, over $3.00 per share for a consecutive 20 day period. On August 10, 2006, 50,000 warrants were exercised into 50,000 common shares at a price of $1.00 per share. On August 15, 2006, 25,000 warrants were cancelled due to non-payment of funds with respect to a convertible debt subscription in the amount of $25,000 (note 10).

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2006
(Unaudited) (U.S. Dollars)

12.	WARRANTS (Continued)

The fair value of the warrants discussed above was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	2,917,500 Warrants	1,000,000 Warrants issued to GM Capital - Series A	1,000,000 Warrants issued to GM Capital - Series B	1,000,000 Warrants issued to GM Capital - Series C	1,000,000 Warrants issued to GM Capital - Series D	1,000,000 Warrants issued to GM Capital - Series E

Expected life (years)	2	1.58	2.08	2.08	3.08	3.08
Expected volatility	107%	152%	152%	152%	152%	152%
Risk free interest rate	5%	5%	5%	5%	5%	5%
Expected dividends	-	-	-	-	-	-
Weighted average fair value of warrant	$1.00	$0.50	$0.75	$1.00	$1.25	$1.50
Stock price at date of grant	$1.45	$1.00	$1.00	$1.00	$1.00	$1.00

The Company has also issued 375,000 warrants exercisable at $1.00 each pursuant to a private placement unit offering from shares issued on April 3, 2006 and May 31, 2006. Each warrant entitles the investor to purchase an additional share of the Company’s common stock at a price of $1.00 per share and is exercisable until April 30, 2008.

13.	RELATED PARTY TRANSACTIONS

For the six months ended August 31, 2006, the Company paid management fees of $116,000 (2005 - $nil) to certain officers and directors and to companies controlled by directors. The Company also paid $23,776 (2005 - $nil) to certain officers and directors and to companies controlled by directors for travel, office and other related expenses.

As at August 31, 2006, accounts payable of $4,121 (2005 - $nil) were owing to certain officers and directors of the Company and to companies controlled by directors.

As of August 31, 2006, the Company had a note payable due to a former related entity in the amount of $nil (2005 - $28,500). Interest on this note was imputed at a rate of 6.09% and totalled $nil (2005 - $19,268) cumulatively at August 31, 2006.

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2006
(Unaudited) (U.S. Dollars)

14.	CONTINGENT LIABILITY

On August 31, 2006, the Company entered into an Amended Consulting Agreement with G.M. Capital.  This agreement replaces the agreement signed with G.M. Capital in January 2006, which contained registration rights which requires the Company to use best efforts to file a registration statement registering the warrant shares within 45 days upon demand of 50% of the warrant holders and thereafter to use best efforts to cause such registration statement to be declared effective as soon as reasonably possible. Otherwise, the Company is obligated to sell to GM Capital as liquidated damages payment comprising of 1,000 shares per day at $0.001 per share until the default is cured. As at August 31, 2006, GM Capital had not demanded the Company to file a registration statement, and, in the Company’s opinion, best efforts have been made to effect the registration of the warrant shares. Accordingly, the Company believes a liability did not and does not exist and accordingly no provision was made in the financial statements in this regard.

The Amended Consulting Agreement dated August 31, 2006, in part, removed the provision for the liquidated damages provision relating to the registration rights of the holders of the Warrants.

15.	SUBSEQUENT EVENTS

(a)	Promissory Notes

Subsequent to August 31, 2006, the Company shall offer Notes, up to $2,000,000 in principal amount together with warrants, where every $5.00 of principal amount can be converted into one warrant. The Notes shall require quarterly payments of interest at 12% and shall be due and payable in full in one year. In addition, the Company shall be required to apply all net operating income from the Cieneguita Property to repayment of the Notes until they are paid in full. The Company also must apply the net proceeds of any funds received from the issuance of new equity or debt instruments until the Notes are repaid in full. The Warrants will be exercisable for a period of one year beginning one year after the date of the offering and will give the holder the right to buy one share of common stock for $1.00 for a period of one year. The Company will pay a commission of 7% on the funds raised.

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

We are in the planning stages for a mine design for our Cieneguita Property. We are preparing this design with a view that if our exploration of Cieneguita is successful we will be able to put the property into production without delay. In the event that our exploration is successful on our Cieneguita Property, we anticipate spending approximately $2,000,000 on equipment and building a plant to put that property into production over the next six months. The ability to buy such equipment would be dependent upon our cash position at that time and our ability to raise additional capital. Currently, though, the Cieneguita Property has no known ore reserves.

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

We are not involved in any research and development on our exploration properties. Also, as we are in the exploration phase, we do not anticipate purchasing any plants or significant equipment other than described above for Cieneguita. In the event that we did discover a mineral deposit, of which there is no guarantee, we would need to expend substantial amounts of capital to put any of our properties into production, if so warranted. We do not have enough capital available to us to make such expenditures, and we therefore would have to raise the additional capital or, if possible, enter into a joint venture for the production phase. If we were to form a joint venture, we cannot assess what our final position in the project would be. We do not have any sources of capital available to us at this time nor do we have any joint venture partners to fund such a project if one should be discovered.

We have recently hired a Vice President of Exploration to conduct our exploration programs and three geologists, on contract, to assist him.  We also have hired an office administrator in our office in Chihuahua. We plan to hire one more geologist by the end of October to work on our exploration programs. Other than the one additional geologist on contract, we do not expect any significant change in additional employees over the next 12 months.  All of the exploration work we are conducting is contracted out to third parties except for the two employees we have now.  In the event that we should find a mineable reserve, it is management’s intention to contract the mining of any ore reserves out to third parties.  We do not have any known reserves at this time.

Cieneguita Property

Because we already have data from the previous exploration programs and mining records from Glamis Gold, our exploration program on the Cieneguita Property will focus mainly on identifying mineralized zones of economic grade to allow for the property to be put into production as an open pit heap leach mine. We expect the exploration cost to be approximately $200,000. Since January 2006, we have spent approximately $200,000, as budgeted, on the exploration of this project. The funds that were expended came from our general working capital. This exploration program included the review of available data to create a structural mineralization framework, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches, and the creation of new trenches.   In April 2006, we completed a sampling of the property that included more than 500 meters of deep trenches from which we took comprehensive channel sampling.  The trenches comprised 8 trenches approximately 200 meters long and 2 to 10 meters deep spaced equally along the 1,000 meters strike length of the property. From the walls of these trenches, we took approximately 550 rock samples for a total weight of 20 tonnes. One half of these samples were sent to ALS Chemex’s laboratory in Chihuahua for assaying. The sampling protocol followed the best mining practices. The purpose of the sampling was to further define the ore grade and potential of the property.  We have received the results of the sampling program and we have determined that it is warranted to continue exploration on the property to determine if it is suitable for a heap leach open pit mining operation.  We have not determined any known reserves on this property to date, and our program is still exploratory.

The other half of the 20 tonnes sample was used to complete column tests to determine the leachability of the precious metals from the rock.  In this test, the ore was placed in 3 PVC tubes, 500 cm in diameter and 3 meters high.  Different mixtures of a cyanide solution were dripped over the top of the columns at different flow rates.  The results from these tests will help us to determine the most effective solution to be used on the heap leach pads on the property in the event the property should ever be put into production.  These tests have been completed. The tests were done by qualified geologists employed by MRT as part of our office package costs.  The tests were scientifically conducted and monitored for quality control and efficacy.  These tests were done to ensure that the metallurgy of the minerals allows for economic recovery of the precious metals using a cyanide heap leach process.  The results of the column test indicate that up to 98% of the gold contained in the ore samples we took could be recovered from the ore if the ore is leached long enough.  Under actual mining production conditions in the field, though, we would anticipate that the economic recovery levels of the ore would be approximately 80% to 85% recovery of gold from the ore.  The cost of the cyanide needed to produce the additional gold above the 85% level outweighs the value of the gold recovered.  We cannot guarantee that we would be able to achieve this level of recovery.  This is not an estimate of reserves on the property.

Additional tests will be needed to determine the most effective crush size of the ore, the most cost effective flow rates of the cyanide and most economical leaching time to be undertaken if we should ever put the property into production.  We anticipate these additional tests will begin in October 2006 and the tests should be completed approximately 90 days thereafter.  The funds required for these additional tests will come from general working capital.

The Cieneguita Property is without known reserves. Our proposed programs are exploratory in nature.

Because management determined that the results of our initial test warranted further exploration, we expect to do some additional exploration work beginning in October 2006.  This next phase of exploration is budgeted for an expenditure of $200,000.  These funds will come from general working capital.  We originally had planned to do additional exploration with the use of ground-based geophysics to measure the conductivity of underground rocks.  Ground-based geophysics is a technique for exploring for minerals using electromagnetic impulses and the various resistances of the rocks to the conduction of the electromagnetic signals generated by the equipment.  The conductivity of the rocks is compared to known rock formations to help indicate the types of rock that may be found underground where the geophysical work is done.   However, based on the results we received from our first phase of exploration and a recommendation from our VP of Exploration, we do not believe that ground-based geophysical exploration will add any additional information about the structure of the mineralized ore body.  We will continue our exploration starting in October 2006, and we estimate that this exploration will end in April 2007.  The exploration will be done through trenching and sampling from the trenches.  The program will entail using a bulldozer to dig trenches the width of the bulldozer’s blade down to a depth between 5 and 10 meters deep.  Our on-site geologist will direct the bulldozer operator as where to dig the trenches.   The geologist will base his decision on where to dig on the results of our previous exploration work.  Once the trenches are dug, the geologist will lay large tarps in the bottom of the pits.  He will then take samples of rock from all levels of the walls of the trench and lets the rocks fall onto the tarp.  The rock on the tarp will then be gathered up and marked from which trench it came from.  The ore is pulverized and shipped out for assays.  The results from these assays are expected to be completed and mapped by May 2007 and will help us to further delineate the prospects of the property.

Because the rock is very fractured, we do not believe that a drill program will provide us with accurate enough information to make a determination of the grade of the ore or the size of the mineralized zones. We believe that our method of trenching and obtaining large quantities of rock samples for assaying will provide us with the necessary information to allow us to make a determination whether the property should be put into production.  We do not have any mineable ore reserves at this time on the Cieneguita property.  Our next phase of exploration will begin in early October, and we have funds on hand to complete this exploration program laid out by our VP Exploration.  This next phase of exploration is estimated to cost $200,000 for the next 6 months.  The goal of this phase of exploration is to delineate the mineralized ore body and map the grade of the mineralization that will allow us to formulate a plan to put the property into production, if warranted.  If the exploration program does not provide us with the results we deem necessary to continue exploration, then, on a recommendation from our VP Exploration and managements’ concurrence on his findings, we will cease exploration on the property.  If no further exploration is warranted, then we will discontinue any payments to the concession holders and allow our agreeement to lapse.  If we allow the agreement to lapse we will be obligated to complete some reclamation work on the property of approximately $50,000.  All of the money that we had invested in the exploration of the Cieneguita property would be lost.

We have one contract geologist on the Cieneguita Property working full time, and he will continue to do so through the next six months if the exploration results warrant the expenditure.  If the results do not warrant further work, we plan to move this geologist to one of our other properties to continue exploration on those properties.

The results of this additional exploration commencing in October 2006 will help us determine whether or not to put the Cieneguita Property into production.  If, after the second phase of exploration is completed, our V.P. of Exploration continues to recommend the property as a viable exploration target and if we continue exploration, our next step over the ensuing three months would be to greater delineate the mineralized structure on the Cieneguita Property.  This would entail additional trenching and sampling of the property to determine where the suitable grades of mineable ore are located.   If further exploration is not warranted we will discontinue work on the property and not make any further concession payments thereby losing the property.   If more exploration is warranted, we have implemented a feasibility study and mine design for the Cieneguita Property.   The feasibility has been commissioned to a third party contractor with expertise in heap leach mining. The engineer is reviewing all of the data that we have accumulated, and, from this information, he is designing a heap leach mining operation best suited to the tonnage, grade of the ore and availability of land to build leaching pads.  We would also engage an independent third part consultant to review the work of the engineer to verify and agree with the results of the feasibility study and mine design.

The independent third party engineer would work with the contractor to agree on a final design. Once the two parties were in concurrence then they would present their plan to management for final approval.   Such a feasibility study will take approximately 60 days to complete and cost approximately $50,000.  We have not identified any additional sources of capital at this time. In the event the feasibility study came back without a viable plan to put the property into production, we would abandon any further work on these concessions and allow our agreement to purchase the concessions expire.  We would lose all of the money invested in the exploration of these concessions.

The final stage, if warranted, would be to put the Cieneguita Property into production. It is estimated that this phase would cost us approximately $2,000,000 to purchase all of the necessary capital equipment and to build the necessary pads to put the property into production.  We would need to raise the necessary capital through either debt or equity financing or find a joint venture partner. We do not currently have any sources of capital available to us to make such expenditures, and we can give no assurance that we would be able to raise such capital.  We also do not have a joint venture partner at this time that is interested in the Cieneguita Property. We can give no assurance that we would be able to find such a joint venture partner to put this property into production if the feasibility study warranted such a plan.

Guazapares Property

Concurrently with the exploration of the Cieneguita Property, we have budgeted approximately $450,000 of our general working capital for exploration on our Guazapares Property until April 2007.  Of this amount, we have spent approximately $70,000 since March 2006.   These funds came from our general working capital. We have one full time contract geologist working on the Guazapares Property collecting rock samples and mapping the property.  By the end of September 2006, we plan to add one additional contract geologist to the property to continue sampling and mapping.  This first phase of the exploration program has the goal of determining whether subsequent exploration is warranted and if a drill program should be commenced.    This current work has included reviewing available data to create a structural mineralization framework. Continuation of the work, commencing in September 2006, will include detailed soil and rock sampling, and ground-based geophysics measurements. Once this information is obtained from the current exploration project (which is expected to be finished by April 2007), our VP of Exploration will review all of the data collected and make a recommendation to management. Management, at that time, will review the exploration data collected and the recommendations of the VP of Exploration and make a determination whether additional work is advisable. If the management determines that additional exploration is not warranted, then we will likely discontinue exploration and make no further property payments, dropping the concessions.

We believe that most of the mining concessions being explored in the Guazapares area are epithermal silver deposits similar to the Cieneguita Property. The geology from other properties in that area will serve as a guide when exploring the Guazapares Property. Because we do not have the same amount of detailed information on Guazapares as we do on Cieneguita, the exploration program will cost more than the exploration program on Cieneguita.

We anticipate that the preliminary sampling and mapping will be completed and the reports back from the results of the samples by the end of October 2006. Even though we will be in our first phase of exploration, this initial information will allow us to determine if additional work is warranted. If additional work is not warranted, as determined by management, we will drop the properties and discontinue any further expenditures on the property. If we continue with phase 1 of the exploration we should have the results of exploration by April 2007. At that point, we will make a decision to whether to implement an initial drill program based on the recommendations of our head geologist working on the Guazapares Property. If the geologist does not recommend a drilling program, we may abandon the property. If we abandon the Guazapares Property, we will not have to make any further property payments as per our property purchase agreements.

If a drill program is warranted and implemented, the bulk of the remaining funds of the exploration program would be spent on the initial drilling targets. This initial drilling, assuming drill rigs are available in the area we could commence in October 2006 and last approximately 60 days. The results of this drill program would take approximately 90 days to be assayed and interpreted. Once those result are known, we would consult with our lead exploration geologists to determine whether to abandon the Guazapares Property or continue with further drilling exploration. If the Board of Directors decides to continue with further drilling, we would need to raise additional funding through the sale of debt or equity because we do not have sufficient capital to continue an exploration program beyond our original budget. Additional drilling would cost a significant amount of money, and there is no assurance that we would be able to raise such additional amounts of money. If we could not obtain additional financing, we could seek a joint venture partner if the results warranted it. We do not have any joint venture partners at this time and can give no assurance that we would be able to find one if the Guazapares Property warranted such a joint venture. There are no known ore reserves on the Guazapares Property.

Encino Gordo Property

We have also planned an exploration program, budgeted at approximately $200,000 from general working capital through April 2007, on our Encino Gordo Property. We currently have one contract geologist sampling and mapping this property, and we have expended approximately $30,000 of our budget. The Encino Gordo Property comprises four mining concessions that total 1,042 hectares (approximately 2,575 acres). We have limited information available to us about this property from previous exploration, and therefore we have not yet developed a concise exploration plan for these concessions. The previous geochemical sampling that was done suggests a presence of mineralized structures. These structures will be investigated by geochemical sampling to determine if further exploration is warranted and to help refine the best exploration plan for the concessions. Our goal is to have this further exploration completed by the end of October 2006, and a geological report prepared by our Vice President of Exploration on the Encino Gordo Property should be available 30 days thereafter. Depending on the results of the report, as determined by management, we intend to either abandon the Encino Gordo Property, in which case no further payments would be made or would be due under our agreements to acquire these concessions, or to make additional expenditures to determine potential drill targets. The amount and source of the capital needed for additional expenditures will be determined at that time. If a drill program is recommended, we do not have sufficient capital on hand to complete such a program because it would require the expenditure of significant amounts of money. We would need to raise additional capital through the sale of debt or equity.  We can give no assurance that we would be able to raise such capital, as we have not identified any source of capital for such a program at this time. If we could not raise additional funds, we would consider seeking a joint venture partner if the results warranted it. We do not have any joint venture partners at this time and can give no assurance that we would be able to find one if the Encino Gordo Property warranted such a joint venture. There are no known ore reserves on the Encino Gordo Property.

Although two of our properties have been mined in the past, we are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit exists in any of our properties. We do not have any proven or probable reserves on our properties. Our exploration programs on our properties have only just commenced. We have one geologist doing some preliminary mapping and sampling on each of the properties. We have made a business decision to place a higher priority on the Cieneguita exploration program to define mineralized ore. However, we intend to proceed with exploration on all three properties simultaneously. We do not anticipate buying equipment, other than transportation equipment, until construction of the Cieneguita mine is initiated, if ever. If our exploration programs warrant drilling programs on the properties, we anticipate contracting two geologists and four assistants for supervising the drilling work and taking splits for the drilling samples.

Once we receive results from these exploration programs, our management will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results are sufficiently positive to enable us to obtain the financing necessary to proceed. The decision will be based mainly on the recommendations of our Vice President of Exploration. Other factors that will influence the production decision will be the current price of gold bullion, availability of mining equipment and a mining feasibility study.

Results of Operations

Revenues

We did not earn revenues during the three and six months ended May 31, 2006 or 2005 because we did not have commercial production of any of our properties. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties. Interest income is recorded under Other Income in the Statement of Operations in the financial statements.

Operating Costs

We did not incur any operating costs during the three and six months ended 2006 and 2005 due to the fact that we did not achieve production from exploration activities during either year.

Expenses

Our expenses during the three and six months ended August 31, 2006 were $828,000 and $1,650,000 respectively, compared to $221,000 and $234,000 respectively, for the three and six months ended August 31, 2005. The increase is primarily attributable to higher General and administrative expenses as there were no stock based compensation expense and developing exploration program in comparative periods in 2005.

The following table presents the General and administrative, stock-based compensation and mineral exploration expenses:

	Three months ended August 31,		Six months ended August 31,

	2006	2005	2006	2005

General and administrative	$227,472	$70,812	$797,760	$83,864
Stock-based compensation	$248,000	-	$248,000	-
Mineral Exploration	$352,237	-	$604,498	-
Acquisition of resource properties	-	$150,000	-	$150,000

The increase in General and administrative cash expenses relates to higher Management fees of $83,000 and $146,000 in the three and six months ended August 31, 2006 respectively, from $12,000 and $12,000 in the three and six months ended August 31, 2005. Finders’ fees increased to $285,000 in the six months ended August 31, 2006 from $nil in the six months ended August 31, 2005. The increase was attributable to two private placements; a unit offering and convertible debentures. Accounting and legal fees increased to $37,000 and $78,000 in the three and six months ended August 31, 2006 respectively, from $28,000 and $36,000 in the three and six months ended August 31, 2005. The increase in fees was primarily attributable to higher auditing costs and the cost of regulatory filings with the SEC.

Stock-based compensation expenses of $248,000 in the three and six months ended August 31, 2006 compared to $nil in the three and six months ended August 31, 2006. The $248,000 relates to 25% vesting amount of the 800,000 stock options granted in February 2006 at a price of $0.50 per share. As at August 31, 2006, 50% of these stock options have vested.

Mineral exploration in the three and six months ended August 31, 2006 increased to $352,000 and $604,000 respectively, compared to $nil for the six months ended August 31, 2005. The Company was not in a developing exploration program during the six months ended August 31, 2005. We anticipate that exploration expenditures will increase in fiscal 2007 as a result of exploration activities on our Mexican mineral properties.

Acquisition of resource properties was $nil in the six months ended August 31, 2006 compared to $150,000 for the six months ended August 31, 2005.

Loss

Our net loss increased to $825,000 and $3,940,000 for the three and six months ended August 31, 2006 respectively, compared to $221,000 and $236,000 for the three and six months ended August 31, 2005. The higher losses are attributed to increased expenses as stated above and expensing of $2,266,000 relating to the beneficial conversion feature on $2,266,000 of convertible debentures issued between March and May 2006. We anticipate that we will continue to incur losses until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from our Mexican mineral properties. There is no assurance that we will be able to commence the development stage of our operations at any of our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage.  As of August 31, 2006, we have total assets of $1,723,000, total liabilities of $182,000, and a deficit of $25,699,000 accumulated during the exploration stage.

Cash and Working Capital

We had cash of $1,534,000 as of August 31, 2006, compared to cash of $2,075,000 as of May 31, 2006, and $84,000 as of August 31, 2005. We had working capital of $1,450,000 as of August 31, 2006, compared to working capital of $2,061,000 as of May 31, 2006, and a working capital deficiency of $658,000 as of August 31, 2005.

Under our current business plan, we will not require additional financing this fiscal year. However, we will require additional financing during the current fiscal year if our planned exploration activities increase. We plan to spend approximately $850,000 in the next twelve months to carry out exploration and administration activities on our Mexican mineral properties, and in the event that our exploration is successful on our Cieneguita Property, we anticipate spending a further $2,000,000 on equipment and building a plant to put that property into production. We anticipate spending approximately $480,000 during the next twelve months on general and administrative costs.
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

Cash Used in Operating Activities

Cash used in operating activities increased to $1,360,000 for the six months ended August 31, 2006 respectively, compared to $217,000 for the three and six months ended August 31, 2005. The cash used in operating activities came primarily from convertible debt and equity sales of our common shares. It was primarily used for General and Administrative costs and for the exploration program.

Investing Activities

Cash used in investing activities increased to $90,000 for the six months ended August 31, 2006 respectively, compared to $nil for the six months ended August 31, 2005. Cash used in investing activities was used to acquire vehicles, office equipment, and computer equipment for our office in Mexico.

Financing Activities

Cash provided by financing activities amounted to $2,496,000 for the six months ended August 31, 2006 respectively, compared to $262,000 for the six months ended August 31, 2005, respectively. All cash provided by financing activities in the six months ended August 31, 2006 was provided by convertible debt, share issuances and the exercise of warrants. Cash provided by financing activities was used to fund our operating and investing activities. We anticipate continuing to rely on equity sales of our common stock or issuance of debt in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

On April 3, 2006 and May 31, 2006 the Company issued 550,000 and 200,000 common shares respectively pursuant to a private placement unit offering. Units consisted of one share of common stock and one-half of one warrant. Each full warrant entitles the investor to purchase an additional share of the Company’s common stock at a price of $1.00 per share and is exercisable until April 30, 2008.

On March 4, 2006, the Company agreed to issue 1,651,200 common shares at a price of $0.25 per share to settle $412,800 in promissory notes payable (note 7). On April 6, 2006, these shares were issued.

On July 5, 2006, the Company issued 5,835,000 common shares on the exercise of $2,917,500 of convertible debt at a price of $0.50 per share.

On August 10, 2006, the Company issued 50,000 common shares on the exercise of 50,000 warrants where each warrants was exercisable into common shares at a price of $1.00 per share.

On August 15, 2006, the Company returned to treasury 50,000 common shares due to non-payment of funds with respect to the convertible debt converted into common shares on July 5, 2006.

The amount of our convertible debt outstanding at August 31, 2006 was $nil compared to $2,917,500 at May 31, 2006 and $705,000 at August 31, 2005.

In June 2006, all of the holders of the $2,917,500 convertible debentures converted to common shares at $0.50 per share. The Company issued 5,835,000 common shares to debenture holders upon the conversion. We have paid to the convertible debenture holders a total of $59,325, which is their accumulated interest on the debentures.

We believe that the cash on hand derived from the sale of securities totalling $3,292,500 will be sufficient to fund our budgeted exploration and operation costs until April 2007.

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

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. The Company had working capital of $1,450,000 as of August 31, 2006, and an accumulated deficit during the exploration stage of $25,699,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 4.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 5.  EXHIBITS

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

Date: October 16, 2006