Form 10QSB
period 2006-11-30
MEXORO MINERALS LTD
filed 2007-01-16
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended November 30, 2006

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

Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,036,102 at January 15, 2007.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)

Consolidated Financial Statements
November 30, 2006
(Unaudited) (U.S. Dollars)

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited) (U.S. Dollars)

	November 30, 2006 (Unaudited)	February 28, 2006 (Audited)

Assets
Current
Cash and cash equivalents	$842,742	$479,530
Amounts receivable	164,201	10,069
Prepaid expenses	27,490	48,269
	1,034,433	537,868
Equipment (note 5)	135,345	880

Total assets	$1,169,778	$538,748

Liabilities
Current
Accounts payable and accrued liabilities	$118,958	$79,124
Promissory notes (note 7)	-	412,800
	118,958	491,924
Convertible debentures (note 8)	-	652,000

Total liabilities	118,958	1,143,924

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 21,036,102 (2006 - 12,799,902) (note 10)	19,304,277	15,573,977
Additional paid-in capital	9,915,846	7,402,346
Stock subscriptions	-	170,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(26,170,128)	(21,749,123)
Other comprehensive income	4,252	1,051
Total stockholders’ equity (deficiency)	1,050,820	(605,176)

Total liabilities and stockholders’ equity (deficiency)	$1,169,778	$538,748
Going concern (note 4)
Commitments (note 6)
Contingent liability (note 14)
Subsequent events (note 15)

 The accompanying notes are an integral part of these financial statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Statements of
Operations and Deficit
(Unaudited) (U.S. Dollars)

					Period from Inception of Exploration Stage
	Three Months Ended		Nine Months Ended		March 1, 2004 to
	November 30,	November 30,	November 30,	November 30,	November 30,
		2005	2006	2005	2006

Expenses
General and administrative	$160,496	$148,594	$958,256	$232,458	$1,655,003
Stock-based compensation	-	-	248,000	-	4,480,955
Mineral exploration	333,050	-	937,548	-	937,548
Acquisition of resource properties	-	-	-	150,000	15,306,422

Operating loss	(493,546)	(148,594)	(2,143,804)	(382,458)	(22,379,928)
Other income (expenses)
Interest expense	-	(1,323)	(2,320,973)	(3,013)	(3,967,157)
Interest income	12,395	-	36,513	-	36,513
Gain on settlement of debt (notes 7 and 8)	-	133,185	7,259	133,185	140,444

Net loss	(481,151)	(16,732)	(4,421,005)	(252,286)	(26,170,128)
Accumulated deficit during the
exploration stage, beginning (note 2)	(25,688,977)	(3,856,769)	(21,749,123)	(3,621,215)	-
Accumulated deficit during the
exploration stage, ending	$(26,170,128)	$(3,873,501)	$(26,170,128)	$(3,873,501)	$(26,170,128)

Other comprehensive income
Foreign exchange gain (loss) on translation	26,653	(1,618)	(4,252)	4,554	(4,252)

Total comprehensive loss	$(454,498)	$(15,114)	$(4,425,257)	$(247,732)	$(26,158,522)

Total loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.25)	$(0.14)

Weighted average number of shares of
common stock - basic and diluted	21,036,102	1,782,028	18,015,181	1,763,738

  The accompanying notes are an integral part of these financial statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited) (U.S. Dollars)

			Period from Inception of Exploration Stage
	Nine Months Ended		March 1, 2004 to
	November 30,	November 30,	November 30,
	2006	2005	2006
Operating activities
Net loss	$(4,421,005)	$(252,286)	$(26,170,128)
Adjustments to reconcile net income (loss) to net cash flows
Write off of note receivable	-	-	57,500
Acquisition of resource properties for stock	-	150,000	13,065,000
Issuance of shares for Consulting Services	-	100,000	-
Amortization	15,192	-	15,192
Discount on convertible debenture	-	-	175,000
Non-cash component of gain on settlement of debt	-	(133,185)	(175,000)
Stock-based compensation	248,000	-	6,093,955
Beneficial conversion feature	2,265,500	-	3,717,500
Prepaid expense	20,779	-	(21,010)
Amounts receivable	(154,132)	(13,094)	(155,995)
Customer deposits	-	-	(44,809)
Accounts payable and accrued liabilities	39,834	80,863	96,765
Cash used in operating activities	(1,985,832)	(67,702)	(3,346,030)
Investing activity
Purchase of property and equipment	(149,657)	-	(150,537)
Cash used in investing activity	(149,657)	-	(150,537)
Financing activities
Proceeds from notes payable	-	455,300	562,800
Proceeds from convertible debentures	(652,000)	-	800,000
Proceeds from exercise of options	-	43,000	78,000
Repayment of notes payable	-	(28,500)	(178,500)
Repayment of convertible debentures	-	(541,815)	(530,000)
Stock subscriptions	(170,000)	107,500	-
Issuance of common stock	3,317,500	-	3,589,609
Cash provided by (used in) financing activities	2,495,500	35,485	4,321,909
Inflow of cash and cash equivalents	360,001	(32,217)	825,342
Effect of foreign currency translation on cash	3,201	(1,325)	17,400
Cash and cash equivalents, beginning	479,530	35,122	-
Cash and cash equivalents, ending	$842,742	$1,580	$842,742
Supplemental cash flow information
Interest paid	$55,473	$-	$162,157
Common stock issued on conversion of debt	2,917,500	-	3,217,500
Common stock issued on settlement of notes payable	412,800	-	412,800
Shares issued for services	$-	$-	$90,000

  The accompanying notes are an integral part of these financial statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2006
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

These interim consolidated financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading.

2.	RESTATEMENT

Management has determined that, in the year ending February 28, 2005, previous management used a nominal value to record the issuance of 860,000 shares of common stock (43,000,000 pre-split) pursuant to a share exchange agreement, and 120,000 options (6,000,000 pre-split) issued as finders fees with respect to the share exchange agreement. Current management believes that a fair value should have been used and has restated each of these amounts. Management has also determined that in the year ending February 28, 2005, the Company should have recorded a beneficial conversion feature on convertible debentures that included conversion to common shares, warrants and additional investment rights. Management has also reclassified stock-based compensation expense from general and administrative to stock-based compensation.

In the year ending February 28, 2006, management has corrected a calculation error in the recording of a beneficial conversion feature on warrants issued with the convertible debentures. Management has also reclassified accrued interest from promissory notes to accounts payable and accrued interest. After further review, management has determined that, in the year ending February 28, 2006, compensation expense recorded in the amount of $8,680,000 relating to the issuance of 7 million common shares was incorrect. Accordingly, these shares were issued as consideration for receiving cash proceeds of $70,000. Additionally, management has determined that, in the year ending February 28, 2006, shares issued for services and recorded as compensation expense was overstated by $10,000. Accordingly, this amount originally recorded as a compensation expense totalling $100,000 has been corrected and is now recorded as $90,000. Further, in the year ending February 28, 2006, management revised the disclosure in the consolidated statement of cash flows respecting the non-cash component of the gain on settlement of debt.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2006
(Unaudited) (U.S. Dollars)

2.	RESTATEMENT (continued)

In the three months ending May 31, 2006, management corrected an entry in the consolidated statements of cash flows which recorded shares issued for debt settlement as a cash transaction under the financing activities. There was no impact on cash provided from financing as a result of the changed disclosure.

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

The carrying values of cash and cash equivalents, amounts receivable, and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these financial instruments. The carrying value of convertible debentures approximates their fair value because these instruments earn interest at the market rate.

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

The Company translates the results of non-U.S. operations into U.S. currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time. Accordingly, there is a risk, but does not incur significant transactions in non-U.S. currency.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2006
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
Nine Months Ended November 30, 2006
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
Nine Months Ended November 30, 2006
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
Nine Months Ended November 30, 2006
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
Nine Months Ended November 30, 2006
(Unaudited) (U.S. Dollars)

4.	GOING-CONCERN

The accompanying financial statements have been prepared on a going-concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at November 30, 2006, the Company had working capital of $915,475 (February 28, 2006 - $45,944) and a cumulative loss during the exploration stage of $26,170,128 (February 28, 2006 - $21,749,123). These conditions raise substantial doubt about the Company’s ability to continue as a going-concern.

5.	EQUIPMENT

	November 30, 2006			February 28, 2006
		Accumulated
	Cost	Depreciation	Net	Net

Office equipment	$16,660	$(375)	$16,285	$880
Vehicles	103,115	(9,963)	93,152	-
Software	16,205	(4,051)	12,153
Computers	14,557	(803)	13,755	-
	$150,537	$15,192	$135,345	$880

6.	MINERAL PROPERTIES

On May 3, 2004, the Company entered into a share exchange agreement with the shareholders of Sierra Minerals. Pursuant to the terms of the share exchange agreement, the Company issued 860,000 shares of its common stock (43,000,000 pre-split) in exchange for all of the outstanding shares of Sierra Minerals. As a result, Sierra Minerals became a wholly-owned subsidiary of the Company. After re-statements (see note 2), the issued common stock was valued at $12.75 per share ($0.255 pre-split) or $10,965,000; which represents the fair value based on the date of the share exchange agreement (May 3, 2004). Finders’ fees of 120,000 options (6,000,000 pre-split) to purchase the same number of shares of the Company’s common stock at $0.50 per share ($0.01 pre-split) were issued to non-related parties in connection with this share exchange. After re-statements (see note 2), the fair value of these options was $1,523,000; this amount was determined using the Black-Scholes formula with a 5-year expected life, a volatility factor of 191%, a risk-free rate of 5% and no assumed dividend rate. Due to the uncertainty of the future revenue to be generated from this property, the cost of the acquisition of $10,965.000, compensation expense of $1,523,000, and advances totalling $507,500 were charged to operations in the year ended February 28, 2005.

Sierra Minerals was a party to a joint venture agreement, dated April 26, 2004 and amended on June 1, 2004, by and between Sierra Minerals and MRT, which had interests in exploration properties.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2006
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

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2006
(Unaudited) (U.S. Dollars)

7.	PROMISSORY NOTES

As at November 30, 2006 the Company had $nil (February 28, 2006 - $412,800) of promissory notes outstanding and $nil (February 28, 2006 - $7,259) of accrued interest outstanding on the promissory notes.

On March 4, 2006, the Company agreed to issue 1,651,200 common shares at a price of $0.25 per share to settle $412,800 in promissory notes payable. As a condition to this arrangement the promissory note holders waived all accrued interest payable on the notes. On April 6, 2006, these shares were issued (note 10) and the Company recorded a $7,259 gain on settlement of debt.

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
Nine Months Ended November 30, 2006
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

During the quarter ended May 31, 2006, the Company issued an additional $2,265,500 of convertible debentures, with principal and accrued interest at 7% per year, convertible into units at the option of the holder. Each unit consisted of a warrant to purchase 25,000 common shares at $1.00 per share and $25,000 of debt, which at the option of the holder, may be converted to common shares at $0.50 per share until April 30, 2008. A beneficial conversion feature of $1,359,300 was recorded in interest expense as to the anticipated conversion of these debentures, and interest expense of $906,200 was recorded representing the relative fair value of the warrants (immediately exercisable) in relation to the convertible debt, and as a result, the aggregate sum of $2,265,500 was offset as additional paid in capital. As at May 31, 2006 there was $2,917,500 of convertible debentures outstanding.

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

The fair value of the warrants attached to the convertible debentures as discussed above was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	112,500 Warrants - attached to $675,000 Convertible Debenture	135,000 Additional Rights Warrants - attached to $675,000 Convertible Debenture	2,917,500 Warrants
Expected life	5 years	5 years	2 years
Expected volatility	107%	107%	107%
Risk free interest rate	5%	5%	5%
Expected dividends	-	-	-
Weighted average fair value of warrant	$6.00	$5.00	$1.00
Stock price at date of grant	$6.50	$6.50	$1.45

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2006
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

10.	COMMON STOCK

	Number of Shares	Amount
Balance, February 28, 2006	12,799,902	$15,573,977
Issued pursuant to private placement	550,000	275,000
Issued pursuant to settlement of promissory notes	1,651,200	412,800
Issued pursuant to private placement	200,000	100,000
Issued pursuant to exercise of convertible debt	5,835,000	2,917,500
Issued pursuant to exercise of warrants	50,000	50,000
Shares returned to treasury	(50,000)	(25,000)

Balance, November 30, 2006	21,036,102	$19,304,277

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
Nine Months Ended November 30, 2006
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

On February 27, 2006, the Company granted 800,000 ISOs under the ISO Plan to directors and officers (600,000 stock options) and consultants (200,000 stock options) at a price of $0.50 per common stock for a period of ten years. The ISOs vest in four equal instalments, at the time of the grant and then every six months thereafter. Compensation cost, being the fair value of the options, is calculated to be $992,000 of which $248,000 is expensed on the date of issue and as the remainder vest.

The fair value of the 800,000 options was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 152%, a risk-free rate of 5% and no assumed dividend rate.

On August 15, 2006, the Company granted 150,000 stock options to an employee at $1.04 (a 10% discount to market price on the day of acceptance), which vest over a three year period at a rate of 25,000 every six months.

The options are summarized as follows:

	Options	Weighted Average Exercise Price

Outstanding at February 28, 2006	930,000	$ 0.54
Granted	150,000	1.04

Outstanding at November 30, 2006	1,080,000	$0.59

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2006
(Unaudited) (U.S. Dollars)

11.	STOCK COMPENSATION PROGRAM (Continued)

The following table summarizes options outstanding at November 30, 2006:

Exercise Price	Number of Options Issued	Number of Options Exercisable	Remaining Contractual Life (Years)

$0.50	890,000	490,000	8.81
$1.04	150,000	0	9.45
$1.50	40,000	40,000	3.50

	1,080,000	530,000

The Company has reserved 1,080,000 common shares in the event that these options are exercised.

For the quarter ended August 31, 2006, stock-based compensation expense totalled $248,000 (2005 - $nil) with an offsetting amount to additional paid in capital.

For the quarter ended November 30 2006, there was no stock-based compensation expense.

12.	WARRANTS

As at November 30, 2006, the Company had a total of 8,217,500 (February 28, 2006 - 5,652,000) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 8,217,500 common shares in the event that these warrants are exercised.

The warrants include 1,000,000 Series A Warrants exercisable at $0.50 per share, 1,000,000 Series B Warrants exercisable at $0.75 per share, 1,000,000 Series C Warrants exercisable at $1.00 per share, 1,000,000 Series D Warrants exercisable at $1.25 per share, and 1,000,000 Series E Warrants exercisable at $1.50 per share; of which all are exercisable at the option of the holder, have no redemption features, and are settled on a physical basis.. The Series A Warrants were fully vested upon issuance. They are exercisable at any time following their issuance but will expire on June 30, 2007 to the extent they are not exercised. The remaining series of Warrants will each vest and become exercisable only at the time that the immediately preceding series has been fully exercised.

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
Nine Months Ended November 30, 2006
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

For the nine months ended November 30, 2006, the Company paid management fees of $158,900 (2005 - $15,000) to certain officers and directors and to companies controlled by directors. The Company also paid $38,499 (2005 - $nil) to certain officers and directors and to companies controlled by directors for travel, office and other related expenses.

As at November 30, 2006, accounts payable of $nil (2005 - $8,364) were owing to certain officers and directors of the Company and to companies controlled by directors.

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2006
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

15.	SUBSEQUENT EVENT

Subsequent to November 30, 2006, the Company shall offer Notes, up to $2,000,000 in principal amount together with warrants, where every $5.00 of principal amount can be converted into one warrant. The Notes shall require quarterly payments of interest at 7% and shall be due and payable in full in one year. In addition, the Company shall be required to apply all net operating income from the Cieneguita Property to repayment of the Notes until they are paid in full. The Company also must apply the net proceeds of any funds received from the issuance of new equity or debt instruments until the Notes are repaid in full. The Warrants will be exercisable for a period of one year beginning one year after the date of the offering and will give the holder the right to buy one share of common stock for $1.00 for a period of one year. The Company will pay a finders fee of 7%.

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

OVERVIEW

We are a start-up, exploration Stage Company and have not yet generated or realized any revenues from our exploration projects, which we commenced in March 2004. We have sufficient cash to maintain our operations until April 2007, unless our exploration is successful, of which there is no guarantee. If our exploration is successful, we will need to raise additional funds to meet our needs for additional exploration and/or production.

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

For the twelve month period from May 2007 to April 2008, we will need to raise additional capital to maintain operations. To maintain basic operations, pay our taxes and property obligations, and to continue with our basic exploration plans, we will need to raise a minimum of $1,000,000 in additional capital. If our exploration during that time period is successful, we may need to raise additional capital to fund those exploration programs. At this time, we cannot assess with any accuracy our total capital needs to fund an expanded exploration program beyond our basic program. We also anticipate that we will need to raise an additional $2,200,000 for the purchase of milling equipment and to build the plant site for our Cieneguita property. We would anticipate raising the additional capital to maintain operations and to put the Cieneguita property into production through the sale of our common stock or through debt financing. At this time, we do not have any sources of additional capital to fund our operations beyond April 2007. We also believe that we will not generate any revenues that would allow us to continue operations. If we are unable to raise additional capital through debt or equity beyond April 2007, it is most likely that we would need to cease operations and forfeit our properties as we would be unable to make the necessary property payments.

We are planning to buy a plant or significant equipment in the next six months. We anticipate spending approximately $2,200,000 on equipment and building a plant to put the Cieneguita property into production. The ability for us to buy such equipment is dependent upon our cash position at that time and our ability to raise additional capital. We currently do not have sufficient working capital to purchase all of the needed equipment. If we should fail to raise additional capital through the sale of equity or debt, we will not be able to purchase the desired equipment and we will not be able to construct a production facility to process the ore. Currently we do not have any sources for such capital to purchase the mining equipment. Furthermore, the Cieneguita Property has no known ore reserves.

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

In the event that our exploration program should find exploration targets that warrant additional exploration work, including exploration by drilling, we will not have enough cash available to fund an expanded exploration program. If we decide to expand our exploration program, we would need to raise additional capital to meet these needs. We currently do not have any sources of additional capital available to us and we may not have any in the future. The failure to raise additional capital would severely curtail our ability to conduct any additional exploration work that might be warranted because of the results of our current exploration program.

We are not involved in any research and development on our exploration properties. As we are in the exploration phase, we have paid a deposit towards the purchase of milling equipment and anticipate building a processing plant at our Cieneguita property over the next 6 months. We have no known reserves on this property but there is a high demand for mining and milling resources in the market place and in anticipation of favourable results from our exploration activities we are forward planning to be prepared to put the property into production. At this time though, we have no known ore reserves on the Cieneguita property. In the event we purchase milling equipment and do not find any ore reserves on the Cieneguita property we may lose all of our capital investment. We would try to re-sell the equipment we purchased but no assurances may be given that we would be able to sell the equipment or sell it at a price to reasonably recoup our original investment.

In the event that we did discover a mineral deposit on one of our other properties other than Cieneguita, of which there is no guarantee, we would need to expend substantial amounts of capital to put any of our properties into production, if so warranted. The amount of such expenditures is indeterminable at this time as we do not have any exploitable ore reserves and with the current stage of exploration on the properties have no way to determine such expenditures. Such expenditures are dependent upon the size of the ore body, the grade of the ore and the type of mining that is required to extract any minerals that may be found. Regardless, we do not have enough capital available to us to make any such expenditures that would be required to put any mineral property into production, and we therefore would have to raise the additional capital or, if possible, enter into a joint venture for the production phase. If we were to form a joint venture, we cannot assess what our final position in the project would be. We do not have any sources of capital available to us at this time to fund such a project if one should be discovered.

We recently hired a Vice President of Exploration to conduct our exploration programs and a geologist to assist him. In November 2006, the VP of Exploration resigned his position with the Company. We plan to hire a new Vice President of Exploration by the end of January 2007. We also have hired an office administrator in our office in Chihuahua. We plan to hire one more geologist by the end of January to work on our exploration programs. Other than the one additional geologist, we do not expect any significant change in additional contractors to conduct exploration over the next 12 months. Other than the VP of Exploration, all of the employees we hire, including those involved in the exploration work we are conducting, are contracted from third parties specializing in providing employees for Mexican companies. In using such a firm, we minimize our exposure to Mexican employment law. Such liabilities are undertaken by the third party providing the services. We pay a flat rate to the third party for their services.

In the event that we should find a mineable reserve, it is management’s intention to contract the mining of any ore reserves out to third parties. The milling of the ore will be done by hiring employees for the Company and not through a third party provider of such services. In the event we should put the Cieneguita property into production in the next 12 months, we would anticipate hiring 2 mine managers and 4 additional employees to work on the milling of the ore. We do not have any known reserves at this time.

Cieneguita Property

Because we already have data from the previous exploration programs and mining records from Glamis Gold, our exploration program on the Cieneguita Property will focus mainly on identifying mineralized zones of economic grade to allow for the property to be put into production as an open pit heap leach mine. We expected the exploration cost to be approximately $200,000. From January 2006 to November 2006, we have spent approximately $400,000, double the budget, on the exploration of this project. The funds that were expended came from our general working capital. This exploration program included the review of available data to create a structural mineralization framework, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches, and the creation of new trenches. In April 2006, we completed a sampling of the property that included more than 500 meters of deep trenches from which we took comprehensive channel sampling. The trenches were comprised of 8 trenches approximately 200 meters long and 2 to 10 meters deep spaced equally along the 1,000 meters strike length of the property. From the walls of these trenches, we took approximately 550 rock samples for a total weight of 20 tonnes. One half of these samples were sent to ALS Chemex’s laboratory in Chihuahua for assaying. The sampling protocol followed the best mining practices. The purpose of the sampling was to further define the ore grade and potential of the property. We have received the results of the sampling program and we have determined that it is warranted to continue exploration on the property to determine if it is suitable for a heap leach open pit mining operation.
We plan to commence phase 2 of our exploration program in January 2007 by implementing a drill program consisting of 1,000 meters of reverse circulation drilling. We anticipate the drilling program will take approximately 1 month with assay results available 1 month later. The cost of this drilling program will be approximately $100,000, with assaying and supervision included. The funds for this drilling program will come from general working capital on hand. The majority of the drill holes will be 25 meters deep and drilled on 25 meter spacing. This pattern of drilling should help to better delineate the mineralization of the oxide zone and with a goal of providing an ore reserve calculation usable in a feasibility study for the property. Six of the drill holes will be drilled to a depth of 200 meters to test the sulphide potential of the mineral system. Our onsite geologist will determine where the holes will be drilled based on our earlier exploration and mapping of the property. We are currently negotiating with several contractors to secure the use of a drill to undertake our drill program. To date, we have not found a contractor able to supply drills to meet our time schedule. The unavailability of such drill rigs could hamper our exploration plans. In the event we cannot secure a drill rig, we may continue to explore the property through the trenching method we have used to date. Such a method may not be able to produce a reliable method to calculate ore reserves, if such ore is found, but management believes that it will be sufficient information to be able to make a decision on whether to put the property into production or not. We have not determined any known reserves on this property to date and our program is still exploratory.

The other half of the 20 tonnes sample was used to complete column tests to determine the leachability of the precious metals from the rock. In this test, the ore was placed in 3 PVC tubes, 500 centimeters in diameter and 3 meters high. Different mixtures of a cyanide solution were dripped over the top of the columns at different flow rates. The tests are complete and were done by qualified geologists employed by MRT as part of our office package costs. The tests were scientifically conducted and monitored for quality control and efficacy. These tests were done to ensure that the metallurgy of the minerals allows for economic recovery of the precious metals using a cyanide heap leach process. The results of the column test indicate that up to 98% of the gold contained in the ore samples could be recovered from the ore if the ore is leached long enough. Under actual mining production conditions in the field, though, we would anticipate that the economic recovery levels of the ore would be approximately 80% to 85% recovery of gold from the ore. The cost of the cyanide needed to produce the additional gold above the 85% level outweighs the value of the gold recovered. We cannot guarantee that we would be able to achieve this level of recovery and we cannot estimate the level of reserves on the property. This is not an estimate of reserves on the property. Additional tests will be needed to determine the most effective crush size of the ore, the most cost effective flow rates of the cyanide and most economical leaching time to be undertaken if we should ever put the property into production. We anticipate these additional tests will begin in January 2007 and the tests should be completed approximately 90 days thereafter. These tests have the goal of optimizing the potential for extracting precious metals from the ore for the mining operation. The estimated cost for these additional tests will be approximately $50,000. The funds required for these additional tests will come from general working capital.

The Cieneguita Property is without known reserves. Our proposed programs are exploratory in nature.

Because management determined that the results of our phase 1 exploration completed in November 2006 warranted further exploration, we have initiated additional exploration work which began in November 2006. This phase 2 of exploration is budgeted for an expenditure of $200,000, of which $100,000 will be used for the drilling program described above. These funds will come from general working capital. We originally had planned to do additional exploration with the use of ground-based geophysics to measure the conductivity of underground rocks. Ground-based geophysics is a technique for exploring for minerals using electromagnetic impulses and the various resistances of the rocks to the conduction of the electromagnetic signals generated by the equipment. The conductivity of the rocks is compared to known rock formations to help indicate the types of rock that may be found underground where the geophysical work is done. However, based on the results we received from our first phase of exploration and a recommendation from our former VP of Exploration, we do not believe that ground-based geophysical exploration will add any additional information about the structure of the mineralized ore body. In addition to the proposed drilling program, we will continue our exploration through trenching and sampling from the trenches starting in January 2007. We estimate that this exploration will end in February 2007. As stated above, we estimate that this additional exploration will cost us approximately $200,000 to complete. The trenching program will entail using a bulldozer to dig trenches the width of the bulldozer’s blade down to a depth between 5 and 10 meters deep and 200 meters long. Our on-site geologist will direct the bulldozer operator as where to dig the trenches. The geologist will base his decision on where to dig on the results of our previous exploration work. Once the trenches are dug, the geologist will lay large tarps in the bottom of the pits. He will then take samples of rock from all levels of the walls of the trench as if it were rock from a drill core and will let the rocks from this vertical sample fall onto the tarp. The rock on the tarp will then be gathered up and marked from which part of the trench it came from. The ore is pulverized and shipped out for assays. The results from these assays are expected to be completed and mapped by April 2007 and will help us to further delineate the prospects of the property.

Even though the rock is fractured, we now believe that a drill program will provide us with accurate enough information to make a determination of the grade of the ore or the size of the mineralized zones. We believe that our method of trenching and obtaining large quantities of rock samples for assaying will also provide us with the necessary information to allow us to make a determination whether the property should be put into production. We do not have any mineable ore reserves at this time on the Cieneguita Property. The goal of this phase of exploration is to delineate the mineralized ore body and map the grade of the mineralization that will allow us to formulate a plan to put the property into production, if warranted. If the exploration program does not provide us with the results we deem necessary to continue exploration, then, on a recommendation from our senior geologist and managements’ concurrence on his findings, we will cease exploration on the property. If no further exploration is warranted, then we will discontinue any payments to the concession holders and allow our option to lapse. If we allow the option to lapse we will be obligated to complete some reclamation work on the property of approximately $50,000. These funds would come from the bond we have already paid to the government in the amount of $67,000. Any funds not expended on reclamation would be returned to us by the Government. All of the money that we had invested in the exploration of the Cieneguita Property would be lost.

We have one geologist on the Cieneguita Property working full time, and he will continue to do so through April 2007 if the exploration results warrant the expenditure. If the results do not warrant further work, we plan to move this geologist to one of our other properties to continue exploration work on those properties.

The results of this additional exploration as described above commencing in January 2007 will help us determine whether or not to put the Cieneguita Property into production. If, after the second phase of exploration is completed, our senior geologist continues to recommend the property as a viable exploration target, we will implement our plan to put the Cieneguita Property into production. If further exploration is not warranted we will discontinue work on the property and not make any further concession payments thereby losing the property. Coinciding with our exploration, we have implemented a feasibility study and mine design to determine how to put the Cieneguita Property into production. The feasibility study and mine design has been commissioned to a third party contractor with expertise in heap leach mining. This engineering firm is reviewing all of the data that we have accumulated from previous exploration from Glamis Gold and from the trenching and sampling we have completed on the property. All of this information is put on a map laying out the structure of the mineralized zone on our property to assist in mining the ore. The key factor from this map will help enable our geologist on site to monitor grade control if the property is ever put into production. Additionally, from the information accumulated so far on the Cieneguita Property, the mining engineer has designed a heap leach mining operation best suited to the tonnage, grade of the ore and availability of land to build leaching pads. The initial design will consist of 4 heap leach pads. Each pad will hold approximately 30,000 tonnes of ore. If we should ever decide to put the property into production the mine is designed to be initially run as a 1,000 tonne per day operation as follows:

As the rock is quite fractured, it is anticipated that a D-6 bulldozer or equivalent will be used with a large ripper blade to loosen the rock. A front end loader will load the rock torn up by the bulldozer into 1 of 6 dump trucks. As the 6 trucks are loaded they will then haul the rock approximately 1 kilometer to the mine site. The rock will be dumped into a crusher. This first stage of the mining operation will be run by a third party contractor and they will charge the Company a flat fee per tonne of rock that is moved. It is estimated by the engineer designing the mine that the cost per tonne of rock moved from the property to the mill site will be approximately $1.30 per tonne of rock. This fee is only an estimate as no contractor at this time has been engaged to mine the mineralized ore nor provided us with a firm quote on the cost of mining. The actual cost of mining the ore may be much higher and no assurance can be given as to the actual cost at this time. One of the key jobs at this stage of the mining operation will be grade control. As our sampling has shown that the gold mineralization is not consistent through out the ore it will be imperative that our geologist on site directs the contractors on where to mine the ore. Our exploration to date of the property and mapping by the geologists have allowed for a general plan of where the mineable grades of ore are located using a cut off grade of 1.5 grams per tonne. The geologist will need to work daily using the interpretation from the results of our drilling program and on taking samples of the rock and assaying them on site to determine where the contract should extract ore for the next day. The proper grade of ore shipped to the milling site is imperative to ensure a profitable operation. If the head grade is too low, we will not recover enough gold from the rock to maintain a profitable operation. Conversely, a head grade of ore that is too high will shorten the life of the mine. We have determined through our exploration and mine design that the economic cut off grade for ore at current gold prices will be 1.5 grams per tonne. If the price of gold fluctuates up or down, we may have to adjust our cut off grade which will affect the over all life of the mine assuming it has been put into production.

As the mining of the rock will be done by third party contractors, the milling of the ore at the mine site will be completed by us. Once the contractor has dumped the ore from the trucks into the crusher they will no longer have any responsibility of the ore from that point on. The ore at this stage is crushed to a size of -3 (less than 3 inches in diameter). We have identified and negotiated the purchase of a second hand crusher suitable for our type of operation. The rock is deposited onto a conveyor belt after it comes out of the crusher and is moved into the agglomorator. We are in the process of negotiating the construction of the conveyor belts we will need for all the phases of the milling operation. The conveyor belts will be manufactured in Chihuahua and assembled at the mine site of Cieneguita. We have also identified and negotiated the purchase of a second hand agglomorator. When the ore is deposited into the agglomorator, it is mixed with lime and some cyanide. The purpose of mixing the ore with the other chemicals is to facilitate the leaching of the precious metals from the ore when the cyanide is irrigated onto the ore on the heap leach pads. The mixture we will use has been predetermined from the results of our column tests conducted earlier this year. This mixture of rock and lime is then moved onto the next conveyor belt system. The rock is deposited onto the first heap leech pad by using a stacker. A stacker is a moveable conveyor belt that oscillates back and forth distributing the rock equally on to the pad. We have identified and negotiated the purchase of a used stacker suitable for this type of operation. Once the first pad is loaded with 30,000 tonnes of rock, the stacker is moved to the second pad where it starts to load that pad at the rate of 1,000 tonnes per day.

Sprinklers are then put onto the top of the first pad and the rock is sprinkled with a cyanide mixture at the flow rate of 30 liters of solution per square meter per hour. The rock is continuously sprinkled with the cyanide at the flow rate above, as determined by column tests discussed earlier. The cyanide percolates down through the rock and as it does, it leaches the precious metals out of the host rock. The fluid containing the precious metals is collected on the pads under the pile of ore. This fluid is then pumped through the carbon filters using 150 hp pumps. We have negotiated a purchase price for used carbon filters and pumps to be used for this stage of the milling process. The sprinkling process takes approximately 30 days to complete. Once completed, the stacker is moved to the third heap leach pad and the sprinklers are moved to the second pad to leach the precious metals from that pile.

After the ore has been leached then the rock is washed with fresh water and chemicals to neutralize the cyanide contained in the rock. The washing period takes approximately 30 days to complete. Once the rock has been washed and the cyanide has been neutralized the final stage of unloading the first pad takes place. At this time, the fourth pad is being loaded with ore with the stacker, the third pad is being sprinkled with cyanide, the second pad is being washed and the first pad is unloaded and prepared for the loading again with fresh ore. The complete cycle takes approximately 4 months for each pad (loading 30 days, leaching 30 days, washing 30 days and unloading and preparing 30 days). The waste rock is dumped on site into a ravine within 200 meters of the leach pads, as per our permits when issued. The waste rock is completely free of any harmful chemicals and is restored to the original ph it had prior to mining.

After the ore has been leached, the solution containing the precious metal is collected on the pads underneath the pile of ore. That liquid is then pumped through carbon filters and all of the particulate is extracted from the liquid. The cleaned liquid is then pumped back into the holding ponds to be mixed with cyanide and used again to be sprinkled onto the new ore being leached.

The carbon filters are then shipped to a third party for the extraction of the precious metals and the minting of ore bars. At this time, we do not know the cost associated with this process. If our head grade has not been accurate or the heap leach process not effective we may not extract enough gold from the carbon filters to pay for this complete operation and we would lose money from the mining operation. If we lost money on the mining and milling operation, we may not be able to stay in business as we would expect the cash flow from operations to cover, at the minimum the mining and milling operation. Furthermore, we do not have any proven reserves on our property and the ability to find enough ore could severely hinder any mining operations.

We have engaged an independent third part consultant to review the work of the engineering firm to verify and agree with the results of the mine design. The independent third party engineers are working with the mining engineering firm to agree on a final design. The mine design has been completed and cost approximately $50,000. We paid for the work from our general working capital. The milling equipment and cost of building the plant will be approximately $2,200,000. The first 4 months of working capital needs has been estimated at approximately $1,100,000. There can be no assurance given that if the property is put into production that after four months of operation we will have recovered any precious metals from the milling process. We will need to continue to fund working capital if the precious metals are not in the ore as predicted. We will need to raise additional capital to put the property into production and to fund at least the first four months of working capital. The funds would be raised through the sale of debt or equity. We have not identified any additional sources of capital at this time. Furthermore, once we have commenced production we can give no assurance that we will be profitable or for that matter recover any gold. Furthermore, there are no known ore reserves on our property.

We also do not have a joint venture partner at this time that is interested in the Cieneguita Property. We can give no assurance that we would be able to find such a joint venture partner to put this property into production if the feasibility study warranted such a plan.

Guazapares Property

Concurrently with the exploration of the Cieneguita Property, we have budgeted approximately $350,000 of our general working capital for exploration on our Guazapares Property until April 2007. Of this amount, we have spent approximately $100,000 since March 2006 through the end of November 2006 in our first phase of exploration. These funds came from our general working capital. We have one full time geologist working on the Guazapares Property collecting rock samples and mapping the property. Mapping on the property is being completed at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. The rock samples have been sent to Chemex ALS in Chihuahua for chemical analysis and assaying. By the end of September 2006, we plan to add one additional geologist to the property to continue sampling and mapping. The goal of the first phase of the exploration program was to determine whether subsequent exploration is warranted and if a drill program should be commenced. This current work has included reviewing available data to create a structural mineralization framework. We have also mapped the topography and sampled the entire underground workings along the main level of the San Antonio mine. The distribution of the veins, lithology and alteration was also mapped. At this time sampled results are pending and are expected to be returned to us by January 2007. The underground workings of this mine are focused on a sub-vertical vein that our geologists believe strikes 110 degrees, averages 0.5 - 1.0 meter in width and has a strike length of approximately 100 meters. The conclusion from the first phase of exploration, as recommended by our former vice president of exploration and accepted by management is to enter into the second phase of exploration.

The second phase of the exploration program using two geologists, which will commence in January 2007, will include more detailed soil and rock sampling, ground-based geophysics measurements and mapping. At this time, though, we do not have enough information to implement a drill program. The ground based geophysical exploration will concentrate mainly on the area around the San Antonio mine. We also plan to map the topography and sampled the surface trenches in the San Francisco area. The main purpose of this phase of exploration will be to define the structural mainframe of the mineralized zone to facilitate the placing of drill holes. The second phase of exploration has been budgeted for $200,000 from the total exploration budget of $350,000. These funds will come from general working capital of the Company. Once this information is obtained from phase two of the exploration project (which is expected to be finished by April 2007), our senior geologist will review all of the data collected and make a recommendation to management. Management, at that time, will review the exploration data collected and the recommendations of the senior geologist and make a determination whether additional work is advisable. If the management determines that additional exploration is not warranted, then we will likely discontinue exploration and make no further property payments, dropping the concessions.

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

From phase 2 of the exploration, we should have the results of exploration by April 2007. At that point, we will make a decision as to whether to implement an initial drill program based on the recommendations of our head geologist working on the Guazapares Property. If the geologist does not recommend a drilling program, we may abandon the property. If we abandon the Guazapares Property, we will not have to make any further property payments as per our property purchase agreements.

If a drill program is warranted and implemented, we will need to raise additional capital through the sale of equity or debt to fund a complete drilling program, as only a small portion of the budget will be left to initiate the program. We do not have enough information at this time to determine how the drilling phase of the exploration program would be implemented, how many holes would need to be drilled and to what depth the holes would be drilled. We will only be able to make this determination once we have all of the information back from the second phase of exploration. Also, we have not identified any sources of funds to implement such a program. If we were unable to raise the necessary capital, we would either have to enter into a joint venture in relation to the project or abandon the project. We do not have any joint venture partners identified at this time and no assurance could be given that we could find such a partner. If the recommendation is to drill the property, if sufficient funds can be generated to pay for the drilling, and assuming drill rigs are available in the area, we could commence this program in April 2007 and it would last approximately 60 days. The results of this drill program would take approximately 90 days to be assayed and interpreted. Once those result are known, we would consult with our lead exploration geologists to determine whether to abandon the Guazapares Property or continue with further drilling exploration. If management decides to continue with further drilling, we would need to raise additional funding through the sale of debt or equity because we do not have sufficient capital to continue an exploration program beyond our original budget. Additional drilling would cost a significant amount of money, and there is no assurance that we would be able to raise such additional amounts of money. If we could not obtain additional financing, we could seek a joint venture partner if the results warranted it. We do not have any joint venture partners at this time and can give no assurance that we would be able to find one if the Guazapares Property warranted such a joint venture.

The Guazapares Property is without known reserves. Our proposed programs are exploratory in nature.

Encino Gordo Property

We have also planned an exploration program, budgeted at approximately $200,000 from general working capital through April 2007, on our Encino Gordo Property. We currently have one geologist taking geochemical sampling and mapping this property. Mapping on the property is being completed at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. The rock samples have been sent to Chemex ALS in Chihuahua for chemical analysis and assaying. We have expended approximately $40,000 of our budget from our general working capital through the end of September 2006. The Encino Gordo Property comprises four mining concessions that total 1,042 hectares (approximately 2,575 acres). We have limited information available to us about this property from previous exploration, and therefore we have not yet developed a concise exploration plan for these concessions. The previous geochemical sampling that was done suggests a presence of mineralized structures. These structures will be investigated by geochemical sampling to determine if further exploration is warranted and to help refine the best exploration plan for the concessions. During the month of October, mapping continued along the extension of the structures hosting the Elyca vein located along the eastern edge of the Encino Gordo claims. In addition, a list of preliminary drill hole locations was prepared to accompany the “SAMARNAT” work permit. The work permit is scheduled to be filed by the end of December 2006, with approval from SAMARNAT to be returned by the end of February 2007. Once the work permit is approved, we plan to drill on the identified targets as recommended by our geologist on the project. We will start negotiations in December 2006 to secure a drill rig for the commencement of drilling on this property in March 2007. The actual drill hole locations are likely to change from those submitted with the working plan permit as drill targets are reviewed. This change of targets will not affect the working permit as such a movement of locations is anticipated in the issuing of the permits.

Samples have been taken on this property within zones containing quartz veins, veinletts and stockwork accompanied by calcite-pyorite-chlorite (of relatively small dimensions). In the central sector, the results of the samples generally contain less than 0.09 parts per million (“ppm”) of gold and less than 9 ppm of silver. In the western sector, the results indicate two anomalous zones in structures containing quartz. The first one contains an average of 0.46grams/tonne of gold (2.0 meter wide samples), and the second contains an average of 0.358grams/tonne of gold (2.0 meter wide samples). In the southeastern sector, the samples consist of quartz healed structures 10.0m wide and averaging 0.33 grams/tonne of gold. Two samples defined an anomalous zone 70.0 meters wide containing up to 0.359 grams/tonne of gold. In the north sector, samples represented veinletts/breccia of calcite-chlorite-pyorite. These samples were not anomalous in gold and silver but do contain elevated lead-zinc.

A total of 43 stream sediment samples were collected from the various arroyos cutting the property. Samples of greater than 1 kilogram were collected with material crushed to less than 1 mm size. Samples of this rock will be analyzed by Chemex ALS for gold content plus 27 other mineral elements associated with the rock. To date, three samples returned anomalous results of gold which require follow-up to verify source areas. We would expect the balance of the samples to be returned by January 2007.

Our goal is to have this further exploration completed by the end of December 2006, and a geological report prepared by our senior geologist on the Encino Gordo Property should be available 60 days thereafter. Depending on the results of the report, as determined by management, we intend to either abandon the Encino Gordo Property, in which case no further payments would be made or would be due under our agreements to acquire these concessions, or to make additional expenditures to determine potential drill targets. The amount and source of the capital needed for additional expenditures will be determined at that time. If a drill program is recommended, we do not have sufficient information at this time to estimate what that program would entail. We need extensive information to determine the number of drill holes to drill, where they would be located and to what depth they would be drilled. We do not have enough information to estimate the cost of this drill program. Regardless, if a drill plan of any size is recommended, we do not have sufficient capital on hand to complete such a program because it would most likely require the expenditure of significant amounts of money. We would need to raise additional capital through the sale of debt or equity. We can give no assurance that we would be able to raise such capital, as we have not identified any source of capital for such a program at this time. If we could not raise additional funds, we would consider seeking a joint venture partner if the results warranted it. We do not have any joint venture partners at this time and can give no assurance that we would be able to find one if the Encino Gordo Property warranted such a joint venture.

The Encino Gordo Property is without known reserves. Our proposed programs are exploratory in nature.

Sahauyacan Property

The Sahauyacan property is located near the Chihuahua-Sonora state boarder approximately 275 kilometers east-southeast of the city of Chihuahua and 50 kilometers south-southwest of the town of Mycoba in the state of Chihuahua, Mexico.

We have just recently acquired the Sahauyacan Property, and our exploration program has not been clearly defined at this time. We have not yet prepared a detailed budget or exploration plan for this property. Prior to optioning the property, we had conducted some preliminary work on the property to verify certain data. Though there is no definitive plan in place at the moment for the exploration of the property we would expect to budget approximately $150,000 from general working capital through April 2007, to work on the Sahauyacan Property. We currently have one geologist taking geochemical sampling and mapping this property so that we can get a better understanding of the geology of the property. Once we have a better understanding of the geology of the property, we will be able to prepare a definitive exploration plan and exploration budget for this property. Mapping on the property is being completed at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. The rock samples have been sent to Chemex ALS in Chihuahua for chemical analysis and assaying. We have expended approximately $20,000 from our general working capital to the end of November 2006 to complete some initial work. The Sahauyacan Property comprises 14 mineral concessions that total 649 hectares (approximately 2,575 acres). We have limited information available to us about this property from previous exploration.

The main vein in the area, the “Santo Nino Vein”, was the focus of a small scale underground gold mining operation in the late 1800’s and early 1900’s with at least 3 main underground mine access drifts supplying feed to a centrally located mill which is still present. The mine was closed at the time of the Mexican revolution and the Santo Nino Vein has never been evaluated using modern techniques and has not been explored by drilling. This area will most likely be the main focus of our exploration program once we have a definitive plan in place. We would expect to have our exploration plan in place by January 2007.

As part of our due diligence on acquiring the properties we have had a surface geological mapping and sampling crew evaluating the property since September 2006 with the mapping program scheduled to be complete in December 2006. Mapping on the property is being completed at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. To date a total of 309 samples have been taken from taken the property including 101 rock chip and channel samples, 41 stream sediment samples and, 158 soil samples. We would expect to receive the results back from our sampling by January 2007. The underground work is being evaluated for safe entry and will be mapped and sampled if deemed safe. The source of funds for this initial work done on the property has been from general working capital. There are no known reserves on this property and all work to be done will be exploratory in nature.

The Sahauyacan Property is without known reserves. Our proposed programs are exploratory in nature.

Although three of our properties have been mined in the past, we are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit exists in any of our properties. We do not have any proven or probable reserves on our properties.

We have made a business decision to place a higher priority on the Cieneguita exploration program to define mineralized ore. However, we intend to proceed with exploration on all four properties simultaneously. If our exploration programs warrant drilling programs on the properties, we anticipate contracting two geologists and four assistants for supervising the drilling work and taking splits for the drilling samples.

Once we receive results from these exploration programs, our management will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results are sufficiently positive to enable us to obtain the financing necessary to proceed. The decision will be based mainly on the recommendations of our senior geologist. Other factors that will influence the production decision will be the current price of gold bullion, availability of mining equipment and a mining feasibility study.

Results of Operations

Revenues

We did not earn revenues during the three and nine months ended November 30, 2006 or 2005 because we did not have commercial production of any of our properties. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties. Interest income is recorded under Other Income in the Statement of Operations in the financial statements.

Operating Costs

We did not incur any operating costs during the three and nine months ended 2006 and 2005 due to the fact that we did not achieve production from exploration activities during either year.

Expenses

Our expenses during the three and nine months ended November 30, 2006 were $160,000 and $958,000 respectively, compared to $149,000 and $232,000 respectively, for the three and nine months ended November 30, 2005. The increase is primarily attributable to higher General and administrative expenses as there were no stock based compensation expense and developing exploration program in comparative periods in 2005.

The following table presents the general and administrative, stock-based compensation and mineral exploration expenses:

	Three months ended November 30		Nine months ended November 30

	2006	2005	2006	2005

General and administrative	160,496	148,594	958,256	232,458
Stock-based compensation	-	-	248,000	-
Mineral exploration	333,050	-	937,548	-
Acquisition of resource properties	-	-	-	150,000

The increase in general and administrative cash expenses relates to higher management fees of $146,000 and $342,000 in the three and nine months ended November 30, 2006 respectively, from $66,000 and $98,000 in the three and nine months ended November 30, 2005. Finders’ fees increased to $285,000 in the nine months ended November 30, 2006 from $nil in the nine months ended November 30, 2005. The increase was attributable to two private placements; a unit offering and convertible debentures. Accounting and legal fees increased to $84,000 and $177,000 in the three and nine months ended November 30, 2006 respectively, from $32,000 and $77,000 in the three and nine months ended November 30, 2005. The increase in fees was primarily attributable to higher auditing costs and the cost of regulatory filings with the SEC.

Stock-based compensation expenses were $nil and $248,000 in the three and nine months ended November 30, 2006 compared to $nil in the three and nine months ended November 30, 2005. The $248,000 relates to 25% vesting amount of the 800,000 stock options granted in February 2006 at a price of $0.50 per share. As at November 30, 2006, 50% of these stock options have vested.

Mineral exploration in the three and nine months ended November 30, 2006 increased to $333,050 and $938,000 respectively, compared to $nil for the nine months ended November 30, 2005. The Company was not in a developing exploration program during the nine months ended November 30, 2005. We anticipate that exploration expenditures will increase in fiscal 2007 as a result of exploration activities on our Mexican mineral properties.

Acquisition of resource properties was $nil in the nine months ended November 30, 2006 compared to $150,000 for the nine months ended November 30, 2005.

Loss

Our net loss increased to $481,000 and $4,421,000 for the three and nine months ended November 30, 2006 respectively, compared to $17,000 and $252,000 for the three and nine months ended November 30, 2005. The higher losses are attributed to increased expenses as stated above and expensing of $2,266,000 relating to the beneficial conversion feature on $2,266,000 of convertible debentures issued between March and May

2006. We anticipate that we will continue to incur losses until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from our Mexican mineral properties. There is no assurance that we will be able to commence the development stage of our operations at any of our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage.  As of November 30, 2006, we have total assets of $1,170,000, total liabilities of $119,000 and a deficit of $26,170,000 accumulated during the exploration stage.

Cash and Working Capital

We had cash of $843,000 as of November 30, 2006, compared to cash of $1,534,000 as of August 31, 2006 and $1,580 as of November 30, 2005. We had working capital of $915,000 as of November 30, 2006, compared to working capital of $1,450,000 as of August 31, 2006, and a working capital deficiency of $833,000 as of November 30, 2005.

Under our current business plan, we will not require additional financing this fiscal year. However, we will require additional financing during the current fiscal year if our planned exploration activities increase. We plan to spend approximately $3,200,000 in the next twelve months to carry out exploration and administration activities on our Mexican mineral properties, and in the event that our exploration is successful on our Cieneguita Property, we anticipate spending a further $2,200,000 on equipment and building a plant to put that property into production. We anticipate spending approximately $480,000 during the next twelve months on general and administrative costs.

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

Cash Used in Operating Activities

Cash used in operating activities increased to $1,986,000 for the nine months ended November 30, 2006 respectively, compared to $68,000 for nine months ended November 30, 2005. The cash used in operating activities came primarily from convertible debt and equity sales of our common shares. It was primarily used for general and administrative costs and for the exploration program.

Investing Activities

Cash used in investing activities increased to $150,000 for the nine months ended November 30, 2006 respectively, compared to $nil for the nine months ended November 30, 2005. Cash used in investing activities was used to acquire vehicles, office equipment, and computer equipment for our office in Mexico.

Financing Activities

Cash provided by financing activities amounted to $2,496,000 for the nine months ended November 30, 2006 respectively, compared to $35,000 for the nine months ended November 30, 2005, respectively. All cash provided by financing activities in the nine months ended November 30, 2006 was provided by convertible debt, share issuances and the exercise of warrants. Cash provided by financing activities was used to fund our operating and investing activities. We anticipate continuing to rely on equity sales of our common stock or issuance of debt in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

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

On August 10, 2006, the Company issued 50,000 common shares on the exercise of 50,000 warrants, where each warrant was exercisable into common shares at a price of $1.00 per share.

On August 15, 2006, the Company returned to treasury 50,000 common shares due to non-payment of funds with respect to the convertible debt converted into common shares on July 5, 2006.

The amount of our convertible debt outstanding at November 30, 2006 was $nil compared to $30,000 at November 30, 2005.

In June 2006, all of the holders of the $2,917,500 convertible debentures converted to common shares at $0.50 per share. The Company issued 5,835,000 common shares to debenture holders upon the conversion. We have paid to the convertible debenture holders a total of $59,325, which is their accumulated interest on the debentures.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. The Company had working capital of $915,000 as of November 30, 2006, and an accumulated deficit during the exploration stage of $26,170,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

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

Date: January 16, 2007