Form 10KSB/A
period 2005-02-25
MEXORO MINERALS LTD
filed 2007-03-16
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005

_TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

See notes to consolidated financial statements.

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

EXPLANATORY NOTE

This Form 10-K/A is being filed solely for the purpose of amending Note 9 of our Financial Statements contained in our Annual Report on Form 10-K for the year ended February 28, 2005, which was filed with the Securities and Exchange Commission, or SEC, on June 14, 2005 (“Original Form 10-K”). All other information is the same as that found in the Original Form 10-K.

Except for the foregoing information that was specifically amended and restated, this Form 10-K/A and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Form 10-K nor does it change any other disclosures contained in the Original Form 10-K. Among other things, any forward looking statements contained in this Form 10-K/A that were included in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-K, and such forward looking statements should be read in their historical context.

ITEM 7.FINANCIAL STATEMENTS AND EXHIBITS

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

Denver, Colorado
May 24, 2004
/s/ Comiskey & Company
PROFESSIONAL CORPORATION

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	February 28, 2005	February 29, 2004

Assets
Current
Cash and cash equivalents	$35,122	$22,077
Accounts receivable	-	8,206
Other current assets	8,113	6,480
Total current assets	43,235	36,763

Other Assets
Investment in Sierra	-	57,500

Total Assets	$43,235	$94,263

Liabilities
Current
Accounts payable and accrued liabilities	$31,948	$22,193
Customer deposits	-	44,809
Convertible debenture	705,000	30,000
Notes payable - related parties (note 3)	28,500	28,500
Total Liabilities	765,448	125,502

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

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
Period from Inception (August 27, 1997) to February 28, 2005

	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscriptions	Deficit Accumulated during the Development Stage	Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Common stock issued for cash
April 1999	15,000,000	$15,000	$0	$0	$0	$0	$15,000
May 1999	15,000,000	15,000	0	0	0	0	15,000
July 1999	2,500,000	2,500	22,500	0	0	0	25,000
August 1999	1,500,000	1,500	13,500	0	0	0	15,000
September 1999	136,667	137	81,863	0	0	0	82,000
October 1999	100,000	100	59,900	0	0	0	60,000
November 1999	376,667	377	225,623	0	0	0	226,000
December 1999	546,667	547	327,453	0	0	0	328,000
January 2000	521,667	522	312,478	0	0	0	313,000
February 2000	150,000	150	89,850	0	0	0	90,000
Net loss for period ended
February 29, 2000	0	0	0	0	(536,237)	0	(536,237)
Balance, February 29, 2000	35,831,668	35,833	1,133,671	0	(536,237)	0	632,763
Recapitalization of
HollywoodBroadcasting.com
December 4, 2000	9,070,831	1,309,283	(1,133,167)	0	0	0	176,116
Net loss for year ended
February 28, 2001	0	0	0	0	(1,630,777)	0	(1,630,777)
Balance, February 28, 2001	44,902,499	1,345,116	0	0	(2,167,014)	0	(821,898
Cancellation of shares
December 4, 2000	(15,000,000)	0	0	0	0	0	0
Common stock issued for cash
June 2001	235,000	7,050	0	0	0	0	7,050
July 2001	945,000	28,351	0	0	0	0	28,351
August 2001	350,000	10,500	0	0	0	0	10,500
September 2001	350,000	10,500	0	0	0	0	10,500
October 2001	330,000	9,900	0	0	0	0	9,900
Net income for year ended
February 28, 2002	0	0	0	0	721,350	0	721,350
Balance, February 28, 2002	32,112,499	1,411,417	0	0	(1,445,664)	0	(34,247)
Common stock issued for cash
September 2002	1,082,098	110,126	0	0	0	0	110,126
November 2002	943,000	94,300	0	0	0	0	94,300
Common stock issued in exchange of debt
September 2002	220,000	22,000	0	0	0	0	22,000
Options issued
March 2002	0	31,000	31,000	0	0	0	62,000
June 2002	0	0	17,320	0	0	0	17,320
Options exercised
April 2002	1,000,000	30,000	0	0	0	0	30,000
September 2002`	100,000	3,000	0	0	0	0	3,000
Foreign exchange translation adjustment	0	0	0	0	0	(5,810	(5,810)
Net loss for year ended February 28, 2003	0	0	0	0	(200,802)	0	(200,802)
Balance, February 28, 2003	35,457,597	1,701,843	48,320	0	(1,646,466)	(5,810	97,887
Capital contribution	0	0	16	0	0	0	16
Stock subscriptions	0	0	0	67,025	0	0	67,025
Options issued
March 2003	0	0	146,055	0	0	0	146,055
Foreign exchange translation adjustment	0	0	0	0	0	14,739	14,739
Net loss for year ended February 29, 2004	0	0	0	0	(356,961)	0	(356,961)
Balance, February 28, 2004	35,457,597	$1,701,843	$194,391	$67,025	$(2,003,427)	$8,929	$(31,239)

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
(Continued)

	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscriptions	Deficit Accumulated during the Development Stage	Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)

Balance, February 28, 2004	35,457,597	$1,701,843	$194,391	$67,025	$(2,003,427)	$8,929	$ (31,239)
Common stock issued in Share Exchange	43,000,000	430,000	0	0	0	0	430,000
Common stock issued for cash
March 2004	3,650,000	73,000	0	(67,025)	0	0	5,975
May 2004	2,011,095	196,134	0	0	0	0	196,134
Options exercised
March 2004	1,000,000	20,000	0	0	0	0	20,000
July 2004	1,500,000	15,000	0	0	0	0	15,000
Options issued
May 2004	0	0	175,800	0	0	0	175,800
March 2004	0	0	86,955	0	0	0	86,955
Warrants exercised	275,632	0	0	0	0	0	0
Foreign exchange translation adjustment	0	0	0	0	0	(3,050	(3,050)
Net loss for year ended February 28, 2005	0	0	0	0	(1,617,788)	0	(1,617,788)

Balance, February 28, 2005	86,894,324	$2,435,977	$457,146	$0	$(3,621,215)	$5,879	$ (722,213)

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Consolidated Statement of Operations and Retained Earnings (Deficit)

	February 28, 2005	Year Ended February 29, 2004	Period from Inception (August 27, 1997) to February 28, 2005

Revenues	$-	$13,580	$246,395
Expenses
Cost of goods sold	-	8,082	24,721
Selling, general and administrative	324,365	357,879	1,756,867
Total Expenses	324,365	365,961	1,781,588
Net Operating Loss	(324,365)	(352,381)	(1,535,193)
Other Income and Expense
Interest expense	(180,123)	(4,580)	(221,364)
Gain on sale of securities	-	-	469,863
Acquisition of resource properties	(1,113,300)	-	(1,113,300)
Net Loss from Continuing Operations	(1,617,788)	(356,961)	(2,399,994)
Discontinued Operations
Loss from operations of HolywoodBroadcasting.com	-	-	(2,066,371)
Gain on disposition of discontinued operations	-	-	845,150
Net Loss	(1,617,788)	(356,961)	(3,621,215)
Accumulated Deficit, Beginning of Period	(2,003,427)	(1,646,466)	-
Accumulated Deficit, End of Period	$(3,621,215)	$(2,003,427)	$(3,621,215)
Other Comprehensive Income (Loss)
Foreign exchange gain on translation	5,879	14,739	14,807
Total Comprehensive Loss	$(1,611,911)	$(342,222)	$(3,606,408)
Total Loss Per Share	$(0.02)	$(0.01)
Weighted Average Number of Shares of
Common Stock and Common Stock
Equivalents Outstanding	73,984,330	35,457,597

See notes to consolidated financial statements.

SUNBURST ACQUISITIONS IV, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	February 28, 2005	Year Ended February 29, 2004	Period from Inception (August 27, 1997) to February 28, 2005
Operating Activities
Net loss	$(1,617,788)	$(356,961)	$(3,621,215)
Adjustments to reconcile net income (loss) to
net cash flows
Write-off of note receivable	57,500	-	57,500
Acquisition of resources properties for shares	430,000	-	430,000
Discount on Convertible Debenture	175,000	-	175,000
Gain on sale of securities	-	-	(469,863)
Effect of Foreign Currency translation on cash	10,096	14,739	19,025
Issuance of options	262,755	146,055	488,130
Allowance for doubtful accounts	-	-	88,360
Discontinued operations	-	-	(846,150)
Increase (decrease) in inventory	-	22,245	(57,705)
Increase (decrease) in other assets	1,633	84,380	(480,104)
Increase (decrease) in accounts receivable	(8,206)	13,038	(37,910)
Increase in accrued expenses	-	4,580	150,218
Increase (decrease) in customer deposits	(44,809)	44,809	-
Increase (decrease) in accounts payable and
accrued liabilities	9,755	74	134,987
Amortization	-	-	52,332
Operating Cash Flow	(724,064)	(27,041)	(3,917,395)
Investing Activities
Purchase of investment	-	-	(22,353)
Maturity of investment	-	-	22,353
Proceeds from sale of securities	-	-	394,863
Purchase of property and equipment	-	-	(208,585)
Cash Provided by Investing Activities	-	-	186,278
Financing Activities
Issuance of note receivable	-	(57,500)	(57,500)
Related party debt	-	-	691,056
Proceeds from notes payable to stockholders	-	-	548,191
Proceeds from notes payable	-	-	100,500
Proceeds from convertible debenture	500,000	30,000	530,000
Proceeds from exercise of options	35,000	-	68,000
Stock subscriptions	-	67,025	67,025
Paid-in capital	-	16	16
Issuance of common stock	201,109	-	1,818,951
	737,109	39,541	3,766,239
Inflow of Cash and Cash Equivalents	13,045	12,500	35,122
Cash and Cash Equivalents, Beginning of Year	22,077	9,577	0

Cash and Cash Equivalents, End of Year	$35,122	$22,077	$35,122

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
2003
Net loss, as reported:$ 356,961
FAS 123 fair value of options granted in the year:$ 232,410
Net loss, pro-forma:$ 589,371
Net loss per share, pro-forma$ 0.02

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

Effective March 1, 2004, the Company adopted the fair value based method of accounting for stock-based employee compensation in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, using the prospective transition method. Accordingly the Company recognized the fair value of stock-based employee compensation for all awards made after March 1, 2004.

Effective March 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of March 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to March 1, 2004, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As of March 1, 2004, there were no unvested options; and therefore, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

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

12.SUBSEQUENT EVENTS

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

Date: March 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ ROBERT KNIGHT
Robert Knight, CEO and Director

By: /s/ MARIO AYUB
Mario Ayub, COO and Director

By: /s/ TRACY A. MOORE
Tracy A. Moore, Director

By: /s/ KURT BORDIAN
Kurt Bordian, CFO

Date: March 16, 2007