Form 10KSB/A
period 2006-02-28
MEXORO MINERALS LTD
filed 2007-03-16
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

--1--

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

--2--

Explanatory note:

This Form 10-K/A is being filed solely for the purpose of amending the Description of Business, Management’s Discussion and Analysis, and Financial Statements in our Annual Report on Form 10-K for the year ended February 28, 2006, which was filed with the Securities and Exchange Commission, or SEC, on May 30, 2006 (“Original Form 10-K”). All other information is the same as that found in the Original Form 10-K.

This Form 10-K/A and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Form 10-K. Among other things, any forward looking statements contained in this Form 10-K/A that were included in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-K, and such forward looking statements should be read in their historical context.

PART I
ITEM 1.  DESCRIPTION OF BUSINESS

Background

We were incorporated under the laws of the State of Colorado on August 27, 1997 as Sunburst Acquisitions IV, Inc. On February 15, 2006, the name of our company changed to Mexoro Minerals Ltd. We were initially formed to seek out and acquire business opportunities. However, we are not a blank check company as that term is defined in Regulation C, Rule 419 of the Securities Act of 1933, and we do not intend to merge with or acquire another company in the foreseeable future. In accordance with our business plan, we have engaged in three separate acquisition transactions, described below. The first two of these transactions did not result in the acquisition of a profitable business. These acquisitions were of Prologic Systems, Inc., an Arizona corporation in August 1999 (“Prologic”) and HollywoodBroadcasting.com, Inc., a Nevada corporation (“HBC”). There is no affiliation between Prologic, HBC and Sunburst Acquisitions IV, its officers, directors and affiliates. The third acquisition was of Sierra Minerals and Mining, Inc., a Nevada corporation (“Sierra Minerals”), as described below.

We also engaged in a business venture during the fiscal years ended February 28, 2003 and 2004, in which we focused on the development of a business related to the marketing, distribution and sale of digital electronic ballasts, through our wholly-owned Canadian subsidiary, Sunburst Digital, Inc. However, due to problems with quality and delivery of the ballasts from the manufacturer, this business never developed and we sought other opportunities.

On May 25, 2004, we completed a share exchange transaction with Sierra Minerals and Mining, Inc., a Nevada corporation (“Sierra Minerals”), which caused Sierra Minerals to become our wholly-owned subsidiary.   . Mario Ayub was a major shareholder of Sierra Minerals and, concurrently with the transaction, became an officer and director of our company. There was no other affiliation between Sierra Minerals, Prologic and HBC and their officers, directors and affiliates. Pursuant to the terms of the share exchange agreement, we issued 860,000 shares of our common stock in exchange for all of the outstanding shares of Sierra Minerals. As a result, Sierra Minerals became a wholly owned subsidiary of the Company.

--3--

Through this transaction, we acquired the rights that Sierra Minerals had to obtain and exploit the Cieneguita and Guazapares Properties. The description of this contract is fully described below. Because non-Mexican companies cannot own mineral concessions in Mexico, Sierra Minerals entered into a joint venture with MRT in order to explore the properties. Mario Ayub, an officer and director of our company, was and continues to be the President and a major shareholder of MRT.
In August 2005, we created a wholly owned Mexican subsidiary, Sunburst de Mexico, S.A. de C.V. (“Sunburst de Mexico”), which entered into agreements with MRT, described below, that replaced the joint venture agreement between Sierra Minerals and MRT. This allowed us, through our wholly owned Mexican subsidiary, to obtain direct title to the mineral concessions for the properties discussed herein. Through our new subsidiary, we intend to explore these mining properties in Mexico.

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

Prior Acquisitions

--4--

Prologic Systems, Inc. In August 1999, we invested $1,000,000 in Prologic Management Systems, Inc. (“Prologic”), which was engaged in the business of providing systems integration services, networking services, software development and applications software for the commercial market. The investment in Prologic was made in anticipation of a business combination with that company. As part of that transaction, we acquired 3,459,972 shares of Prologic. However, the agreement to complete a business combination was terminated prior to its consummation, and in March 2000, we charged off our investment to operations.

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

HollywoodBroadcasting.com. On December 4, 2000, the Company completed the closing under an Agreement for Share Exchange between it and HollywoodBroadcasting.com, Inc. (“HBC”), a Nevada corporation. As a result of that closing, HBC became a wholly-owned subsidiary of the Company.

HBC is a development stage company formed for the purpose of developing and producing original entertainment and information programming for various media including domestic and foreign broadcast, cable and satellite television, home video, DVD sales and rentals and the Internet. The primary focus of HBC was intended to be development and production (or acquisition) of original entertainment and information programs for webcasting over the Internet from its HollywoodBroadcasting.com website.  HBC and other content providers relied upon the availability of the specified revenue streams as the platform for their business model. The Company was not able to generate significant revenues from any of the sources it relied upon in establishing its business model, and it is now apparent that the model was based on false assumptions.

On September 28, 2001, the Company completed the sale of HollywoodBroadcasting.com for $1,000 in cash.

Operating results of HollywoodBroadcasting.com are shown separately in the accompanying statement of operations as loss from discontinued operations in the column for the period from inception (August 27, 1997) to February 28, 2006.

Prior Business Activities

On February 27, 2002, we were assigned a sub-distributorship pursuant to a contract between 1357784 Ontario Ltd. and Romlight International, Inc., a company based in Toronto, Ontario Canada. There was no affiliation between 1357784 Ontario Ltd. and Romlight International, Inc. and Prologic, HBC, Sierra Minerals, Mexoro Minerals (formerly Sunburst acquisitions IV, Inc.) their officers, directors or affiliates. Pursuant to the sub-distributorship agreement, we became the exclusive worldwide distributor to the hydroponics industry of digital electronic lighting ballasts. This sub-distributorship agreement was

--5--

assigned to our wholly owned subsidiary, Sunburst Digital, Inc., a Canadian corporation.

Romlight developed the ballast and is also currently the sole manufacturer. The Romlight product is a digital electronic ballast which may be produced in various sizes ranging from 70 watts to 1,000 watts and which is designed to replace the traditional core and coil ballasts required to drive various types of lamp systems including High Density Discharge (HID) and Fluorescent lighting.

Under the sub-distributorship agreement, we had an annual purchase commitment of 100,000 units. However, because of difficulties in obtaining delivery of finished product from the manufacturer, during the fiscal year ending February 28, 2003, we took delivery of a total of only 500 400-watt ballasts. In January 2003, both the contract between 1357784 Ontario Ltd. and Romlight International and our sub-distributorship agreement were cancelled. On April 2, 2003, Sunburst Digital, Inc., signed an agreement directly with Romlight containing terms and conditions substantially identical to the terms of the sub-distributorship agreement. This new agreement also included an annual purchase commitment of 100,000 units that only became applicable if and when Romlight was able to resolve its production difficulties and commit itself to a reliable delivery schedule for completed ballasts. However, Romlight was not able to resolve these difficulties.

We paid Romlight a deposit of $183,454 for the sub-distributorship. Due to quality control issues, the ballasts were never sold, and we wrote off our entire deposit and ceased to operate Sunburst Digital, Inc. Sunburst Digital, Inc. was administratively dissolved on March 31, 2006. We had no operations between the cessation of these activities and the acquisition of Sierra Minerals.

Current Operations

On May 3, 2004, we entered into a Share Exchange Agreement with the shareholders of Sierra Minerals. As a result of this transaction, Sierra Minerals became our wholly owned subsidiary. Pursuant to the Share Exchange Agreement, we agreed to loan MRT, on behalf of Sierra Minerals, $147,500 to be evidenced by an 8% promissory note signed by MRT. In addition, and as a result of the closing of this Share Exchange Agreement, we paid a finders’ fee to two corporate entities whereby we issued an aggregate of 120,000 5-year options to purchase shares of our common stock, at a price of $0.50 per share, as compensation as follows: 60,000 were issued to T.R. Winston & Company, LLC and 60,000 were issued to Liberty Management, LLC. T.R. Winston, Liberty Management, and their officers, directors and affiliates are not affiliates of Mexoro Minerals, Sierra Minerals, nor MRT or their officers, directors, and affiliates.

Sierra Minerals had no operations between its date of incorporation and April 26, 2005. Sierra Minerals was a party to a Joint Venture Agreement, dated April 26, 2004 and amended on June 1, 2004, by and between Sierra Minerals and MRT. MRT had interests in exploration properties, which it received in an agreement with Corporative Minero, S.A. de C.V., a Mexican corporation (“Corporative Minero”). Because Sierra Minerals was not a Mexican corporation, it could not hold title to the mineral interests itself, which is why the joint venture with MRT was needed. Under the terms of the joint venture, MRT and Sierra Minerals planned to form a Mexican corporation, of which Sierra Minerals would own 60% and MRT would own 40%. Sierra Minerals was required to invest $1,000,000 in this corporation within 30 days of the signing of the joint venture agreement and to secure an additional $2,000,000 line of credit for the new company. In exchange, MRT would transfer its rights in the mineral concessions to the new corporation. MRT was appointed as the operator of the Cieneguita Property. Sierra Minerals advanced $167,500 to MRT, pursuant to the joint venture agreement, to pay for costs associated with the rights. However, Sierra Minerals did not meet the deadline of investing $1,000,000 into the new corporation. MRT retained the

--6--

$167,500 as liquidated damages under the joint venture agreement; Sierra Minerals was not required to pay any additional damages.

On August 25, 2005, we cancelled the Joint Venture Agreement and entered into a new arrangement with MRT. Instead of a joint venture, we formed a new wholly-owned subsidiary, Sunburst de Mexico, which is incorporated in Mexico. This restructuring allowed us to take title to the properties directly in the name of Sunburst de Mexico. We entered into agreements with MRT which gave Sunburst de Mexico options in the concessions of the Cieneguita and Guazapares properties and the right of first refusal on two Encino Gordo properties (collectively, the “Property Agreements”). The parties also entered into an Operating Agreement which gave MRT the sole and exclusive right and authority to manage the Cieneguita Property. (This right had also been granted to MRT under the joint venture agreement with Sierra Minerals.) The material provisions of the Property Agreements are as follows:

(1) MRT assigned to Sunburst de Mexico, with the permission of the Cieneguita Owner (Corporative Minero), all of MRT’s rights and obligations acquired under a previous agreement, the Cieneguita Option Agreement, including the exclusive option to acquire the Cieneguita Concessions for a price of $2,000,000. We must make yearly payments on May 6 of each year in the amount of $120,000 per year for the next 13 years and a final payment of the outstanding balance owed on the $2,000,000 in the 14th year to the concession owners to keep the option in good standing. Once the full $2,000,000 payment has been made, we will own the concessions. Yearly payments will need to be made from working capital. We do not have the capital at this time to fund the ongoing payments. We will need to raise the funds through the sale of debt or equity. We do not have any sources for such capital at this time. In the alternative, if the Cieneguita property is put into production, of which there is no guarantee, we must pay the Cieneguita owners $20 per ounce of gold produced, if any, from the Cieneguita Concessions up to the total $2,000,000 due. In the event that the price of gold is above $400 per ounce, the property payments payable to the Cieneguita Owners from production will be increased by $0.10 for each dollar increment over $400 per ounce. The total payment of $2,000,000 does not change with fluctuations in the price of gold. Non-payment of any portion of the $2,000,000 total payment will constitute a default. In such case, the Cieneguita Owners will retain ownership of the concessions, but we will not incur any additional default penalty. MRT retained no interest in the Cieneguita Property.

(2) MRT assigned Sunburst de Mexico, with the consent of the Guazapares Concessions Owner (Compañía Minera De Namiquipa S.A. de C.V., a Mexican company), MRT’s rights and obligations concerning the Guazapares Property, including the exclusive option, for a term of 4 years, to purchase 7 of the Guazapares concessions upon payment of $910,000. In return, Sunburst de Mexico granted MRT a 2.5% Net Smelter Royalty (NSR) and the right to extract from the Guazapares concessions up to 5,000 tons per month of rock material; this right will terminate on exercise of the option to purchase the concessions. MRT retained no interest in the Guazapares Property.

(3) Sunburst de Mexico purchased two of the Encino Gordo concessions from MRT for a price of 1,000 Pesos (approximately US$100), and MRT assigned to Sunburst de Mexico a first right of refusal to acquire three additional Encino Gordo concessions.

--7--

(4) MRT assigned to Sunburst de Mexico, for a term of 60 months, commencing from June 25, 2004 (the “Option Period”), with the consent of the San Francisco Concessions Owner (Minera Rachasa, S.A. de C. V., a Mexican company), MRT’s rights and obligations acquired under the San Francisco Option Agreement, including the option to purchase the San Francisco Concession for a price of $250,000 (the “Purchase Price”). MRT and the San Francisco Owner reserved a combined 2.5% NSR. MRT reserved no other rights in the San Francisco Property. To maintain the option, Sunburst de Mexico assumed the obligation to pay to the San Francisco Owner cumulative annual payments totaling $90,000; if the option is exercised prior to the expiration of the Option Period by payment of the Purchase Price, the obligation to pay the annual payments will be terminated.

(5) MRT assigned to Sunburst de Mexico, with the consent of the San Antonio Concessions Owner (Rafael Fernando Astorga Hernández), MRT’s rights and obligations acquired under the San Antonio Option Agreement, including the option to purchase the San Antonio concessions for a price of $500,000 (the “Purchase Price”) for a term of 60 months commencing from January 15, 2004, the date of signing of the San Antonio Option Agreement (the “Option Period”). MRT and the San Antonio owner reserved a combined 2.5% NSR to be paid to them. MRT reserved no other rights in the San Francisco Property. To maintain the option, Sunburst de Mexico assumed the obligation to pay to the San Antonio Owner cumulative annual payments totaling $140,000; if the option is exercised prior to the expiration of the Option Period by payment of the Purchase Price, the obligation to pay the annual payments will be terminated. The San Antonio Owner reserved the right to extract from the San Antonio concessions up to 50 tonnes per day of rock material; this right will terminate on the date of the exercise of the option.

Also on August 25, 2005, the parties signed an Operator’s Agreement (which has subsequently been cancelled, as discussed below) pursuant to which Sunburst de Mexico engaged MRT as the Operator of the Cieneguita Property. MRT was to be paid an Operator’s fee based on the functions performed and an Operator’s bonus equal to 10% of the net proceeds of production if operating cash costs did not exceed $230 per ounce of gold produced from the Cieneguita Property. The Operator’s fee was to be: (a) with respect to Programs: (i) 2% for each individual contract which expressly includes an overhead charge by the party contracted; (ii) 5% for each individual contract which exceeds $50,000; (iii) 15% of all other Costs not included; (b) with respect to Construction: 2 % of all other such Costs; (c) 3.5% of Operating Costs after the completion of construction on Cieneguita. MRT’s duties were to (a) comply with the provisions of all agreements or instruments of title under which the Cieneguita Property or assets were held; (b) pay all Costs properly incurred promptly as and when due; (c) keep the Cieneguita Property and assets free of all liens and encumbrances arising out of the Mining Operations and, in the event of any lien being filed as aforesaid, proceed with diligence to contest or discharge the same; (d) perform such assessment work or make payments in lieu thereof and pay such rentals, taxes or other payments and do all such other things as may be necessary to maintain the Cieneguita Property in good standing, (f) maintain books of account in accordance with generally accepted accounting principles provided that the judgment of the Operator as to matters related to the accounting, shall govern if the Operator’s accounting practices are in accordance with accounting principles generally accepted in the mining industry in Canada; (g) perform its duties and obligations in accordance with sound mining and engineering practices and other practices customary in the Canadian mining industry, and in substantial compliance with all applicable federal, state and municipal laws of Mexico; and (h) prepare and deliver reports.

The parties also signed a Share Option Agreement pursuant to which Sunburst granted to MRT the exclusive option to acquire up to 100% of all outstanding shares of Sunburst de Mexico if Mexoro did not (a) comply with the terms of the underlying Cieneguita Option Agreement, the San Antonio Option Agreement, the San Francisco Option Agreement and the Guazapares Option Agreement and (b) loan to Sunburst de Mexico the amounts of $1,000,000 US by December 31, 2005 and $1,000,000 by April 30,

--8--

2006. If the option to purchase 100% of the shares of the capital of Sunburst de Mexico were exercised by MRT, MRT was obligated to return to the Company for cancellation all of the shares of the capital of Mexoro issued by the Company to MRT and Mario Ayub. No finder’s fees were paid in these agreements.

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

(3)
The Property Agreements were modified to change the net smelter rate to a maximum of 2.5% for all properties covered by the Agreements. The Property Agreements contained net smelter rates ranging from 0.5% to 7%.

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

(6)	The New Agreement gave MexoroSunburst de Mexico the option to obtain three additional concessions in the Encino Gordo region.
(7)	The Share Option Agreement with MRT was cancelled.

Unless explicitly superseded or terminated by the New Agreement, as discussed above, the terms of the Property Agreements remain in effect. Under the New Agreement, MRT has assigned to Sunburst de Mexico rights it acquired in a contract with Corporative Minero. MRT entered into an agreement with Corporative Minero on January 12, 2004 by which it acquired the right to explore and exploit the Cieneguita Property and purchase it for $2,000,000. This agreement gave MRT the exclusive right and option, but not the obligation, to purchase, during the term of the mining concessions of the property, an undivided 100% title to the mining concessions and the exclusive right to carry out mining activities on any portion of the mining concessions. Under our agreements with MRT, MRT has assigned this agreement to us. As of the date of this annual report, $360,000 of the $2,000,000 has been paid to Corporative Minero. Sunburst de Mexico had the obligation of bringing the property to production on or prior to May 6, 2006. As of the date of this prospectus, the Cieneguita Property is not in production and, therefore, Sunburst de Mexico had the obligation to pay $120,000 to Corporative Minero on May 6, 2006 to extend the contract. Through discussions with Mexoro, Corporative Minero agreed to reduce the obligation to $60,000, of which $10,000 was paid in April 2006. Sunburst de Mexico was then required to pay the remaining $50,000 by May 6, 2006. We made this payment to Corporative Minero, and the contract was extended. We have the obligation to pay a further $120,000 per year on May 6 of each year, until the total of $2,000,000 is paid. If the property is put into production, of which there is no assurance, then the contract calls for the remaining payments to be paid from the sale of gold, up to a total of $2,000,000. The payments, if the property should

--9--

go into production, would be as follows: The remainder of the $2,000,000 payment would be paid out of production from the Cieneguita Property at a rate of $20 dollars per ounce of gold sold. However, in the event that the price of gold exceeds $400, then Sunburst de Mexico would be required to pay an additional $.10 per each ounce for every dollar over $400. Once $2,000,000 is paid, there is no further obligation to Corporative Minero. Non-payment of any portion of the $2,000,000 total payment will constitute a default. In such case, Corporativo Minero would retain ownership of the concessions, but we will not incur any additional default penalty. Corporative Minero has the obligation to pay from the funds they receive from us any royalties that may be outstanding on the properties from prior periods. Corporative Minero has informed us that there were royalties up to 7% Net Smelter Return owned by various former owners of the property. They have informed us that the corporations holding those royalties have been dissolved and that there is no further legal requirement to make these royalty payments. We can make no assurance, though, that we ultimately may be responsible to pay all or some of the 4% Net Smelter Return to these former royalty holders if the property was ever put into production. MRT no longer has any ownership interest or payment obligations with respect to any of the concessions discussed herein.

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

Principal Products

Our principal product is the exploration for, and, if warranted, the mining and sale of precious minerals. Because our properties have yet to be explored by us, there is no guarantee that any ore body will be found.

Mario Ayub is a past President of the National Miners Association of Mexico and of the Chihuahua Miners Association, and through his network, he has been able to discuss and obtain information on potential mining properties. A potential mining property is identified first by a visit to the property by a geologist. If the property has potential based upon the geologist’s findings, another visit is made to gather more information by taking surface samples and mapping the property. Also, geophysical work (in this case mineral exploration techniques using electro magnetic instruments to measure the conductivity of the rocks underground) may be performed before entering into the negotiation process for a particular property.

Overview

The properties owned or optioned by Mexoro are located in the state of Chihuahua. Historically, significant mining activities have occurred in the State of Chihuahua.

GLOSSARY OF CERTAIN MINING TERMS

ASSAY -- A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

AURIFEROUS ZONE - An area of gold bearing rock.

--10--

BRECCIA -- A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

COLUMN TEST -- The process of putting sample ore in a PVC pipe 500 cm in diameter and 2-3 meters high and applying lime and a cyanide solution. The purpose of a column leach test is to collect kinetic information on the ore being evaluated so that scale-up equations can be validated which will allow the projection of the commercial heap leach operation's performance under different operating scenarios.

DEVELOPMENT DRILLING -- Drilling to establish accurate estimates of mineral reserves.

DILUTION (mining) -- Rock that is, by necessity, removed along with the mineralized ore in the mining process, subsequently lowering the grade of the ore.

EPITHERMAL DEPOSIT -- A mineral deposit consisting of veins and replacement bodies, usually in volcanic or sedimentary rocks, containing precious metals, or, more rarely, base metals.

EXPLORATION -- Work involved in searching for ore, usually by sampling rocks, drilling or driving a drift.

HEAP LEACHING -- A process involving the percolation of a cyanide solution through crushed ore heaped on an impervious pad or base to dissolve minerals or metals out of the ore.

HIGH GRADE -- Rich ore. As a verb, it refers to selective mining of the best ore in a deposit.

HYDROTHERMAL -- An adjective applied to heated or hot magmatic emanations rich in water, to the processes in which they are concerned, and to the rocks, ore deposits, alteration products, and springs produced by them.

LEACHABILITY - The ability for cyanide solution in a heap leach operation to leach the desirable minerals from the host rock and allow for recovery at an economic level.

MINERAL -- A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

MINERALIZATION -- The act or process of mineralizing.

MINERALIZED MATERIAL OR DEPOSIT -- A mineralized body which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Under SEC standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries, and other factors, concludes economic feasibility.

MINING CONCESSION -- A term used to describe an area of land for which the owner of the concession has the right to explore for and develop mineral deposits. The rights to and ownership of the minerals in the concession are granted, in our case, by the Mexican Government to the former owners who then either transferred or optioned them to us. In Canada and the United States, the term is commonly referred to as a Mineral Right or Mining Claim.

NET SMELTER RETURN (NSR) -- A share of the net revenues generated from the sale of metal produced by a mine.

--11--

ORE -- Mineralized material that can be mined and processed at a positive cash flow.

OREBODY -- A natural concentration of valuable material that can be extracted and sold at a profit.

RECLAMATION -- The restoration of a site after mining or exploration activity is completed.

ROYALTY -- An amount of money paid at regular intervals by the lessee or operator of an exploration or mining property to the owner of the ground. The royalty, generally, is based on a certain amount per ton or a percentage of the total production or profits. Also, the fee paid for the right to use a patented process.

SILVER PAN AMALGAMATION MILL -- The raw ore is wet crushed with stamps, the crushed ore is separated from the slurry in a settling tank and then the crushed ore is charged with mercury (approximately 10 percent of the weight of the ore) in the amalgamation pan. The amalgam is separated from the slurry and the silver and gold is separated from the amalgam with a retort.

STRIKE LENGTH - The actual or estimated length, generally measured in meters, of a mineralized structure.

VEIN -- A mineralized zone having a more or less regular development in length, width and depth, which clearly separates it from neighboring rock.

PROPERTIES

All of the properties discussed below are located in the State of Chihuahua, Mexico. The following maps illustrate the locations of Chihuahua and of the properties:

--12--

Location of Chihuahua, Mexico

LOS ANGELES
ALBUQUERQUE
PHOENIX
SAN DIEGO
TIJUANA
ATLANTA
U S A
DALLAS
EL PASO
CD. JUAREZ
NEW ORLEANS
AUSTIN
HOUSTON
SAN ANTONIO
HERMOSILLO
CHIHUAHUA
MONTERREY
MAZATLAN
GUADALAJARA
CIUDAD DE MEXICO
MEXICO
SIMBOLOGY
N
COMUNICATION ROUTES
Highway
Road
Bridge, toll house
Highway numeration federal, state
Gravel road
Railroad
CITIES AND TOWNS
Mexico capital
City
PHYSICAL ELEMENTS
Lake
Prey
River
SUNBURST MINING DE MÉXICO, S. A. DE C. V.
100 % subsidiary of Mexoro Minerals Ltd
LOCATION MAP
CHIHUAHUA, MEXICO
GRAPHIC SCALE
Country
0 100 200 300 kilómetros
100 200 300 Millas
State
0 100 200 300 kilómetros
0 100 200 300 Millas
Date: August, 2006

--13--

Cieneguita, Encino Gordo and Guazapares

700,000
750,000
800,000
850,000
900,000
3'150,000
3'100,000
3'050,000
3'000,000
A HERMOSILLO
A NAVOJOA 53 Km
SONORA
GUERRERO
CUAUHTEMOC
GUACHOCHI
Batopilas
Alamos
Laguna Bustillos
Laguna de los Mexicanos
GUAZAPARES AND ENCINO GORDO PROJECTS
CIENEGUITA PROJECT
SIMBOLOGY
COMUNICATION ROUTES
CITIES AND TOWNS
BORDERS
PHYSICAL ELEMENTS
Cieneguita Project
Guazapares and Encino Gordo Projects
Roads to approach Cieneguita, Guazapares and Encino Gordo Projects, from Cuauhtémoc city
SUNBURST MINING DE MÉXICO, S. A. DE C. V.
100 % Subsidiary of Mexoro Minerals Ltd
Exploration Projects (Chihuahua)
LOCATION MAP
GRAPHIC SCALE
0 10 20 30 40 50
Kilometers
Date: August, 2006

--14--

Cieneguita Property

Property Location

Cieneguita is located in the Baja Tarahumara in Cieneguita Lluvia De Oro, an area of canyons in the Municipality of Urique, in southwest Chihuahua State, Mexico. The property is located within one half mile of the small village of Cieneguita Lluvia de Oro. Access to the property is by an all weather dirt road. There is available electrical power for the property generated by diesel generators at the village of Cieneguita Lluvia de Oro.

Claim Status and Licensing

The concessions of this project cover a total area of 822 Hectares (approximately 2,031 acres).

In April 2006, we plan to apply to the Mexican government for a change of use of land permit for 30 hectares of the La Maravilla concession. The La Maravilla concession is the concession that contains the mineralized rock that is the interest of our exploration. The La Maravilla concession currently has no activity on it other than our exploration program. The purpose of the change of use permit is to allow us, if necessary, to extract the rock from this concession for the purposes of processing the rock to extract the precious metals that may be contained therein. Because the permitting process takes a period of time, we plan to make the application in advance of any known reserves being discovered on the property. We cannot assure that we will have sufficient ore reserves, if any, to commence extraction. This permit will require negotiations with the government and municipality concerning such things as the removal of timber, building and maintaining roads, and reclamation. The application fee for this permit will be approximately $800, but there will be an additional negotiated fee charged for the permit in the approximate amount of $67,000 (720,000 Mexican Pesos).

In July 2006, we plan to submit an environmental impact study and a risk analysis study to the Mexican government for a permit to build a heap leach mining operation on the Aurifero concession of our Cieneguita property. The purpose of this permit is to allow us to construct an ore processing facility through heap leach mining methods. We do not have any ore reserves on our Cieneguita properties and plan to apply for permits in advance of any conclusive results to partly limit our financial exposure to searching for precious metals. If we are unable to extract and process our discoveries, if any, then there is no need to continue exploration.

The Cieneguita Property is currently owned by Corporative Minero, and Sunburst de Mexico has the option of purchasing the concessions under the payment plan discussed below. The following table is a summary of the concessions on the Cieneguita Property:

Lot Name	Title Number	Area (Ha)	Term of Validity (2)	Royalties and Payments

Aurifero	196356	492.00	7/16/1993 to 7/15/2043	(1)

Aurifero Norte	196153	60.00	7/16/1993 to 7/15/2043	(1)

La Maravilla	190479	222.00	4/29/1991 to 4/24/2041	(1)

Aquilon Uno	208339	48.00	9/23/1998 to 9/22/2048	(1)

--15--

(1) The Cieneguita concessions are all under an option to purchase for $2,000,000 of which $410,000 has been paid. If the Cieneguita property is not in production by May 6, 2006, Sunburst de Mexico will be required to pay $120,000 to Corporative Minero to extend the contract. We have the obligation to pay a further $120,000 per year for the next 13 years and the balance of payments in the 14th year, until the total of $2,000,000 is paid. If the property is put into production, of which there is no assurance, then the contract calls for the remaining payments to be paid from the sale of gold, to avoid termination of the agreement. The payments, if the property should go into production, would be as follows: The remainder of the $2,000,000 payment will be paid out of production from the Cieneguita Property at a rate of $20 dollars per ounce of gold sold. However, in the event that the price of gold is in excess of $400, then Sunburst de Mexico is required to accelerate payments by an additional $.10 per each ounce for every dollar gold is priced over $400. The total payment we are liable for is $2,000,000. Once that amount is paid, we have no further obligation to Corporative Minero. Corporative Minero has the obligation to pay, from the funds they receive from us, any royalties that may be outstanding on the properties from prior periods. Corporative Minero has informed us that there were royalties up to 7% Net Smelter Return owned by various former owners of the property. They have informed us that the corporations holding those royalties have been dissolved and that there is no further legal requirement to make these royalty payments. We can make no assurances that we will not ultimately be responsible to pay all or some of the 7% Net Smelter Return to these former royalty holders if the property were ever put into production and Corporative Minero did not make the payments to the royalty holders. However, we do not see this potential for additional royalty payments as a material risk for us.

(2) Amendments to the Mexican mining laws took effect with the publication on December 21, 2005, of certain amendments to the Ley Federal de Derechos, the act that sets forth the mining taxes' rates. Effective January 1, 2006, this Mexican Government legislation has converted all of the former exploration concessions in Mexico, which carried a maximum 6 year life, and exploitive concessions, which had a 25 year life, into general concessions with a 50 year life from the date they were registered with the Mining Registry. The concessions are automatically registered as soon as the concession mining rights are paid and no further paper work is required. These claims are currently in good standing and held by Sunburst de Mexico. There will be no special documents sent to us to reflect this change.

History

The Cieneguita mines were in limited production in the 1990s. Over a four-year period, the Cieneguita Gold Mine was operated by Mineral Glamis La Cieneguita S. De R.L. De C.V. (“Glamis”), a subsidiary of the Canadian company Glamis Gold Ltd. (“Glamis Gold”). According to Glamis’ records, Glamis mined and processed ore on the property in 1995. Glamis stopped production in the mid-1990s. At that time, Corporative Minero, the operator of the mine for Glamis, acquired the property. MRT entered into an agreement with Corporative Minero on January 12, 2004 pursuant to which MRT acquired all of the mineral rights from Corporative Minero to explore and exploit the Cieneguita concessions and to purchase them for $2,000,000. Under our agreements with MRT, MRT has assigned this agreement to us. As of the date of this prospectus, $410,000 of the $2,000,000 has been paid to Corporative Minero. We are obligated to make yearly payments on these concessions to Corporative Minero until the $2,000,000 has been paid. Also, the agreement calls for the balance of the purchase price remaining to be paid out of production, if any, on Cieneguita at a rate of $20 per ounce of gold sold. However, in the event that the price of gold were to exceed $400, then Sunburst de Mexico would be required to pay an additional $.10 per each ounce for every dollar gold trades at over $400. If Cieneguita is never put into production, we are still obligated to pay the $120,000 per year until the $2,000,000 is paid. Sunburst de Mexico will be required to make payments to the property owners of $120,000 in May 2006 in lieu of its obligation of bringing the property to production on or prior to May 6, 2006. Sunburst de Mexico has the obligation to pay $120,000 per year for the years subsequent to May 6, 2006, until the $2,000,000 is paid or the mine is put into production, if ever, in which case the remaining amount owed would be paid out of any production of the property, to avoid termination of the agreement. On termination of the agreement, there would be no further obligations by Mexoro to any parties except Mexoro would be responsible for any reclamation work that may need to be done as a result of its exploration or mining activity if any should occur.

--16--

Geology

Our exploration work shows that the geology in the mineralization in the zone of sulfides includes pyrite, galena, sphalerite, tennantite and tetrahedrite, pirargirite and traces of chalcopyrite and pyrhotite.   These minerals mainly occur as uniform disseminations and as micro-veins. The previous exploration drilling by Cominco and Glamis Gold delineated a zone of altered volcanics, represented by silica, sericite and argillite that are believed to be 1,000 meters long (strike length) and up to 200 meters wide.   Within this zone, the oxidation has been shallow and reaches a maximum depth of 20 meters.

Glamis Gold performed a test pilot heap leach operation on the property in the mid 1990’s. The exploration on the property is still in its early stages and significant work needs to be completed before any type of ore reserve calculations, if any, could be made. Our operations are currently exploratory. We have done some initial sampling on the La Maravilla concessions as described below.

A total of 51 diamond drill holes (6,700 meters) drilled by Cominco (now Teck Cominco Ltd.) defined an auriferous zone approximately 1,000 meters long by 200 wide. On such a zone, two mineralized structures were drilled during their exploration program in 1981 and 1982. Later, two drilling programs were performed by Glamis: 135 holes were drilled during 1994 and 62 holes were drilled during 1997. Both programs confirmed the delineation of the two mineralized ore bodies. We have had access to these reports from Cominco and Glamis. The initial exploration conducted by our company will focus on further delineating the oxide and mixed ore structures.

The Cieneguita Property is without known reserves.

Infrastructure

The town site near the former mine has the following services: diesel generated electrical power, cellular phone, radio communication (CB), a health center and a school. Because the property was previously in production, it has existing infrastructure such as power, water, railroad transportation (within 20 kilometers), and all weather road access year round. There are all weather roads to the area that was previously mined allowing easy access for exploration. Also, the haul roads to the heap leach pads from the open pit area are in good condition and have been maintained by third parties since Glamis halted production. Furthermore, the heap leach pads used in previous mining operations are still in place. It is our intention to use the existing pads and tailings site to reduce our costs to re-open the mine. Because some of the infrastructure exists, such as roads and pads, we believe that the investment needed to put this mine into production would be smaller than the investment which would be needed for a mine that was never in production. Because other operating mines exist in the area, infrastructure, such as roads, already exists. The roads are public, and we do not have to pay a fee to use them. There is no other equipment or facilities available to us on the property. Further study needs to be done on the feasibility of using the existing infrastructure of the old mine.

Budget

We estimate that the exploration program on the Cieneguita Property will cost approximately $200,000. We anticipate that putting the property into production will cost approximately $2,200,000. See “Plan of Operations” in the “Management’s Discussion and Analysis” section for further information.

--17--

Guazapares Property

Property Location

The Guazapares Property is located in the Barranca section of Chihuahua State in Mexico, and according to data published by the Government of Mexico, at the interphase between the two main volcanic groups that form the bulk of the Sierra Madre Occidental. The location is 220 kilometers to the southwest of Chihuahua City. An all weather dirt road traverses the property. The property is accessible year round by air, rail and road. The area has available diesel generated power and water.

The Guazapares Property, covering 1,514 Hectares (approximately 3,741 acres), is in a mining district with a history of large ore deposits. A large ore deposit would be defined as a property capable of producing in excess of 50,000 ounces of gold equivalent per year.

Claim Status & Licensing

Sunburst de Mexico owns or has an option to purchase 100% of the concessions located in the Guazapares Concessions, as indicated below. If the exploration is successful on the optioned concessions, then Sunburst de Mexico intends to exercise its option to acquire the concessions. There is no penalty for not exercising our options. The concessions not owned by Sunburst de Mexico are owned by Compañía Minera De Namiquipa, S. A. de C. V., a company incorporated in Mexico. There is no relationship between Compañía Minera De Namiquipa, S. A. de C. V., and Mexoro, its officers, directors and affiliates. The following table sets forth concessions in the Guazapares area which Sunburst de Mexico owns or has the option to purchase:

GUAZAPARES CONCESSIONS OWNED BY SUNBRUST DE MEXICO (Property Payments Still Due and Owing)
Name	Title Number	Area (Ha)	Term of Validity (1)	Royalties and Payments
Guazapares	209497	30.99	8/03/1999 to 8/02/2049	Net Smelter Return of 2.5% (2)
Guazapares 1	212890	451.96	2/13/2001 to 2/12/2051	Net Smelter Return of 2.5% (2)
Guazapares 2	226217	402.43	12/02/2005 to 12/01/2055	Net Smelter Return of 2.5% (2)
Guazapares 3	211040	250.00	3/24/2000 to 3/23/2050	Net Smelter Return of 2.5% (2)
Guazapares 4	223664	69.8	2/2/2005 to 2/1/2055	Net Smelter Return of 2.5% (2)
Guazapares 5	213572	88.89	5/18/2001 to 5/17/2051	Net Smelter Return of 2.5% (2)
El Cantilito	220788	35.03	10/7/2003 to 10/6/2053	Net Smelter Return of 2.5% (2)

--18--

Vinorama	226884		3/17/2006 to 3/16/2056	Net Smelter Return of 2.5% (2)

GUAZAPARES CONCESSIONS UNDER OPTION AGREEMENTS
Name	Title Number	Area (Ha)	Term of Validity (1)	Royalties and Payments
San Antonio	222869	113.11	9/14/2004 to 9/13/2054	Net Smelter Return of 2.5% (3)
San Antonio	204385	14.89	2/13/1997 to 2/12/2047	Net Smelter Return of 2.5% (3)
Ampliacia on San Antonio	196127	20.92	9/23/1992 to 9/22/2042	Net Smelter Return of 2.5% (3)
San Francisco	191486	38.16	12/19/1991 to 12/18/2041	Net Smelter Return of 2.5% (4)

(1) Amendments to the Mexican mining laws took effect with the publication on December 21, 2005, of certain amendments to the Ley Federal de Derechos, the act that sets forth the mining taxes' rates. Effective January 1, 2006, this Mexican Government legislation has converted all of the former exploration concessions in Mexico, which carried a maximum 6 year life, and exploitive concessions, which had a 25 year life, into general concessions with a 50 year life from the date they were registered with the Mining Registry. The concessions are automatically registered as soon as the concession mining rights are paid and no further paper work is required. These claims are currently in good standing and held by Sunburst de Mexico. There will be no special documents sent to us to reflect this change.

(2)  These concessions have been transferred to the Company. However, we must continue to make payments on these concessions in order to retain ownership. The total payments for us to acquire and retain 100% ownership of all 8 concessions are as follows: October 31, 2006 - $60,000, August 2, 2007 - $140,000, August 2, 2008 - $110,000 and August 2, 2009 - $500,000. These scheduled payments must be made to keep our agreement in good standing. Failure to make the payments would cancel our agreements to acquire these concessions.

(3) These concessions are currently under option agreements. Title to the concessions has not yet been transferred to the Company. The total payments for us to acquire 100% ownership of all 3 concessions are as follows: January 15, 2007 - $30,000, January 15, 2008 - $50,000, January 15, 2009 - $50,000 and January 15, 2010 - $500,000. These scheduled payments must be made to keep our option to acquire these concessions in good standing. Failure to make the payments would cancel our options to acquire these concessions.

(4)  This concession is currently under an option agreement. Title to the concession has not been transferred to the Company. The total payments for us to acquire 100% ownership of this concession are as follows: June 25, 2006 - $20,000, June 25, 2007 - $30,000, June 25, 2008 - $40,000 and June 25, 2009 - $250,000. These payments must be made to keep our option to acquire these concessions in good standing. Failure to make the payments would cancel our options to acquire these concessions.

History

Old mining records in the public domain indicate that mining operations were commenced on this site in the 17th century. Most of the production on this site came from high-grade vein deposits mined by crude underground methods. These records indicate that the main Guazapares breccia veins were discovered in about 1830. The major period of production was from 1870 to 1900, when there were four silver pan amalgamation mills in operation. Although the deposits contain both gold and silver, the early mills could not recover the gold as it is very fine and occurs along cleavage planes in the pyrite. The mills of the time could only process the oxidized portions of the veins, and the unoxidized, sulfide-bearing material was usually left in the mines as pillars. The principal mine owner died in 1890, after which the mines of

--19--

Guazapares slowly sank into disrepair and closed by 1900. In 1905, a U.S. company consolidated most of the properties and reopened some of the mine workings. The company ran into financial difficulties during 1907 and work halted. Ramon Valenzuela then acquired the properties and operated a mill until 1912. Noranda Exploration, Inc. briefly optioned concessions in the area in the early 1990’s. Kennecott Utah Copper Corp. optioned the core concessions in 1993-94 and drilled a few holes in one of the concessions.

On Guazapares #4 and on a property adjacent to it, War Eagle Mining Company, Inc. drilled a total of 5,552 meters in 50 holes on three mineralized zones between November 1991 and August 2002.

Geology

Public documents published by the Mexican Government show that the Guazapares district is underlain by both the lower and upper volcanic series that form most of the Sierra Madre Occidental. The volcanics uncomformably overlay Lower Cretaceous limestone and were deposited onto an erosional surface with low to moderate relief. Public records published by the Mexican Government indicate that the lower volcanic series is considered to be Upper Cretaceous-Lower Tertiary in age and is composed of subaerial andesite-rhyolite flows and tuff. These records also indicate that north of Guazapares, along the Chinipas River, the basal sequence of the lower section contains a thick section of a coarse-grained, massive rhyodacite tuff that is overlain by fluvially reworked andesite with conglomerate-grit interbeds. It is not known if the basal rhyodacite extends south to the Guazapares district. We do not know if we have any such structures on our concessions.

Public records published by the Mexican Government indicate that the lower volcanic series is the host rock of epithermal precious-base metal deposits in the Sierra Madre Occidental. The mineral systems generally occur at or near the top of the series and are often associated with rhyolite stocks and/or flow domes that occur at the top of the lower volcanic series. These domes may represent the earliest stage of the upper series volcanism. The feeder stocks and dykes may be hydrothermally altered and weakly mineralized. The bulk of upper volcanic series is largely host-mineral and caps the partially eroded mineral systems. It is Middle Tertiary in age and is composed of felsic airfall tuff and ash flows. We do not know if we have such structures on our concessions.

We plan to complete our first phase of exploration, which consists of rock sampling and mapping, by the end of December 2006. Management will then decide whether the results warrant further exploration. If so, we will move on to the next phase of exploration. We plan to have one full time geologist working on the property collecting rock samples, line cutting, soil sampling, and completing geological mapping of the property. The geochemical sampling will be used to try to determine the types of minerals in the area. The ground based geophysical work will be used to identify geological structures that correspond with the mapping of the geochemical sampling. If any structures are identified that correspond to geological sampling, these areas will be the subject of trenching and sampling to further determine the types of structures that might be present on the property. We expect this second phase of exploration to be completed by the end of May 2007. This phase of the exploration program has the goal of determining whether subsequent exploration is warranted or if a drill program should be commenced. Our lead geologist for this project and our VP of Exploration will review all of the results of the exploration work, and based on this information, they will make a recommendation to management. Management will then review the exploration work and the conclusions of the geologist and our VP of Exploration to determine if additional funds should be expended on further exploration on the property which may include drilling. If management decides that no further work is warranted after this stage of exploration, we would most likely discontinue any further work and abandon the property. If management decides that further work is needed,

--20--

which may include drilling, we will have to raise additional capital and devise a definitive exploration plan for this stage. See “Plan of Operations” in the “Management’s Discussion and Analysis” section for further information.

Mineral Deposits

We believe that the mineralization is fault-controlled and is hosted in andesite at the top of the lower volcanic sequence. Public documents published by the Mexican Government suggest that the Sierra Madre epithermal deposits exhibit a strong vertical zonation with high gold-silver-lead values near the top of the system that grade downward into a central silver-lead-zinc (gold) zone, which in turn, grades downward into a copper-zinc massive sulfide vein root zone. The various descriptions of the district lead us to believe that the top of the system is exposed in the historic workings at Guazapares. We do not know if we have such structures on our concessions.

The Guazapares property is without known reserves. Our proposed exploration programs are exploratory in nature.

Infrastructure

Guazapares has the infrastructure in place to support a mining operation. It has diesel generated electrical power, water, railroad transportation within 20 kilometers and all weather road access all year round. There is trained labor for mining available in the area.

Budget

We estimate that a proposed exploration program on the Guazapares Property will cost approximately $450,000 and will have the goal of identifying drill targets for a subsequent drilling program. We have budgeted approximately $100,000 for our first phase of exploration, $100,000 for our second phase of exploration and $250,000 for our third phase of exploration. See “Plan of Operations” in the “Management’s Discussion and Analysis” section for further information.

Encino Gordo Property

Location

The Encino Gordo project is located in the Barranca section of Chihuahua State in Mexico, and according to data publicly published by the Mexican Government, is at the interphase between the two main volcanic groups that form the bulk of the Sierra Madre Occidental. The Encino Gordo Property is 3.2 miles west of the Guazapares Property. The location is 220 kilometers to the southwest of Chihuahua City. The property is accessible by an all weather dirt road along the southwest side of the property.

Claim Status

Sunburst de Mexico owns two concessions (Title #225277 and #292013) and has the option to acquire 100% of the three other properties listed below, subject to a 2.5% net smelter royalty, after making the scheduled property payments as described below in Note 3.

--21--

The concessions not owned by Sunburst de Mexico are owned by MRT. The following table is a summary of the concessions on the Encino Gordo property:

Lot Name	Title Number	Area (Ha)	Term of Validity (1)	Royalties and Payments

Encino Gordo	225277	450	8/12/2005 to 8/11/2055	None (2)

Encino Gordo	292013	382	8/12/2005 to 8/11/2055	None (2)

El Camuchin	220149	100	6/17/2003 to 6/16/2053	Net Smelter Return of 2.5% (3)

La Paloma	220148	100	6/17/2003 to 6/16/2053	Net Smelter Return of 2.5% (3)

Encino Gordo 2	225276	50	8/12/2005 to 8/11/2055	Net Smelter Return of 2.5% (3)

(1) Amendments to the Mexican mining laws took effect with the publication on December 21, 2005, of certain amendments to the Ley Federal de Derechos, the act that sets forth the mining taxes' rates. Effective January 1, 2006, this Mexican Government legislation has converted all of the former exploration concessions in Mexico, which carried a maximum 6 year life, and exploitive concessions, which had a 25 year life, into general concessions with a 50 year life from the date they were registered with the Mining Registry. The concessions are automatically registered as soon as the concession mining rights are paid and no further paper work is required. These claims are currently in good standing and held by Sunburst de Mexico. There will be no special documents sent to us to reflect this change.

(2) Concessions are 100% owned by Sunburst de Mexico with no further payments to be made.

(3) The total payments for us to acquire 100% of these concessions from the concession owners are as follows: June 30, 2006 - $10,000, December 31, 2006 - $25,000, December 31, 2007 - $50,000, December 31, 2008 - $75,000, and December 31, 2009 - $100,000. These scheduled payments need to be made to keep our agreement in good standing. Failure to make the payments would cancel our agreements to acquire these concessions.

History

The Encino Gordo Property, covering 1,042 hectares (approximately 2,575 acres), is situated near an old mining district with a lengthy production history, according to records in the public domain. Old mining records indicate that mining operations were commenced 3 kilometers east of this site in the 17th century. Most of the production from those mines came from high-grade vein deposits mined by crude underground methods. To the east of Encino Gordo, the main Guazapares breccia veins were discovered in about 1830. The major period of production was from 1870 to 1900 when there were four silver pan amalgamation mills in operation. Although those deposits contain both gold and silver, the early mills could not recover the gold as it is very fine and occurs along cleavage planes in the pyrite. The mills of the time could only process the oxidized portions of the veins, and the unoxidized, sulfide-bearing material was usually left in the mines as pillars. The principal mine owner of the properties east of Encino Gordo died in 1890, after which the mines of Guazapares slowly sank into disrepair and closed by 1900. In 1905, a US company consolidated most of the properties to the east of Encino Gordo and reopened some of the mine workings. That company ran into financial difficulties during 1907 and work halted. Ramon Valenzuela then acquired the properties to the east of Encino Gordo and operated a five stamp mill until 1912. Noranda Exploration, Inc. briefly optioned concessions in the area in the early 1990’s. Kennecott optioned the core

--22--

concessions east of Encino Gordo in 1993-94 and drilled a few holes in one of the concessions to the east of Encino Gordo. The Encino Gordo property has never been in production.

Mineral Deposits

Blackstone Resources Inc. hired Reliance Geological Services of Vancouver Canada in 1996 to evaluate the results of a geological and geochemical exploration program on the Encino Gordo zone. The subsequent work revealed results that were judged worthy of a second phase of exploration. Our surface sampling has indicated the presence of mineralized structures, including gold and silver anomalies on the property. Several gold-copper anomalous areas were also identified. The property is at the very early stages of exploration, though, and much more work is needed before any decisions can be made as to the viability of the property.

Structure Empalme

The Empalme vein outcrops northwest of the Elyca structure, inside the Encino Gordo Property and has been mapped for approximately 150 meters. Workings on the breccia-vein consist of 2 old shafts now filled with water. The host rocks consist of a sequence of volcaniclastic sediments overlain by tuffaceous dacites with moderate silicification and supergene argillic alteration.

Cienega Vein

Our exploration shows that the Cienega vein outcrops at one location along a stream bed within the the Encino Gordo Property. It consists of brecciated quartz and contains 2-3% disseminated pyrite hosted by brown volcaniclastics.

Arroyo Los Laureles Vein

The vein outcrops in the southeast limit of the San Miguel claim in Arryo Los Laurels. The host rocks consist of intensely fractured volcaniclastic arenites, tuffs and dacites.

The Encino Gordo Property is without known reserves. Our proposed exploration programs are exploratory in nature.

Infrastructure

The Encino Gordo Property is accessible year round by all weather road. There is no local electricity or water currently available. We will need to supply our own diesel generated electrical power.

Budget

We estimate that an initial geochemical and geophysical exploration program on the Encino Gordo Property will cost approximately $200,000 and will have the goal of identifying drill targets for a subsequent drilling program. The geochemical sampling and mapping is preliminary work which will allow the VP of Exploration to have sufficient information available to him to plan an exploration strategy and budget for this property. We have not conducted any exploration on this property other than preliminary sampling and mapping. See “Plan of Operations” in the “Management‘s Discussion and Analysis” section for further information.

--23--

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

--24--

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
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, are what are known as "forward looking statements", which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects "and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

We are a start-up exploration stage company and have not yet generated or realized any revenues from our exploration or mining business operations, which we commenced in May 2004. We have sufficient cash to maintain our operations until April 2007.

--25--

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

Plan of Operations

(Note: This Plan of Operation describes our plan as of February 28, 2006. No subsequent events have been included.)

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. We believe that we have sufficient capital to fund our current exploration plans and meet our monthly general and administrative costs until April 2007 without the need to raise additional funds. After that time, we will neither have sufficient funds to continue our exploration plans nor funds for general administrative expenses. As a minimum, we will need to raise additional working capital to maintain basic operations. We would plan to raise those funds through the sale of equity or debt. At this time we do not have any sources to raise additional capital for the company and no assurance may be given that we will be able to find sources to raise additional capital. Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration properties.

In the event that our exploration program finds exploration targets that warrant additional exploration work, including exploration by drilling, we will not have enough cash available to fund an expanded exploration program. If we decide to expand our exploration program, we would need to raise additional capital to meet these needs. We currently do not have any sources of additional capital available to us and we may not have any in the future. The failure to raise additional capital would severely curtail our ability to conduct any additional exploration work that might be warranted because of the results of our current exploration program.

We intend to hire a VP of Exploration by the end of November 2006. Without a VP of Exploration, we have not been able to formulate specific exploration plans and budgets for two of our properties, Encino Gordo and Sahauyacan. We cannot predict with any accuracy when we will have a plan formulated for these properties and when detailed exploration will begin. We are, however, obligated to continue to make property payments for these two properties.

We are not involved in any research and development on our exploration properties.

Cieneguita Property

--26--

Because we already have data from the previous exploration programs and mining records from Glamis Gold, our exploration program, planned until the end of April 2007, on the Cieneguita Property will focus mainly on identifying mineralized zones of economic grade to allow for the property to be put into production as an open pit heap leach mine. The following steps summarize the exploration we have done to date on the Cieneguita Property, as well as our plans.

1.     Phase 1 Exploration.

Budget:  We expect the Phase 1 exploration program to cost approximately $200,000. We have not yet spent any funds on this exploration. The funds will come from our general working capital.

Milestones:     The milestones for the phase 1 exploration program include the review of available data to create a structural mineralization framework, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches, and the creation of new trenches. We will also conduct cyanide testing on the rock to determine the best method of leaching the precious metals from the rock. We plan to complete this phase by the end of December 2006.

We intend to complete a sampling of the property that will include deep trenches from which we will take comprehensive channel sampling. From the walls of these trenches, we will take approximately 550 rock samples. One half of these samples will be sent to ALS Chemex’s laboratory in Chihuahua for assaying. The purpose of the sampling will be to further define the ore grade and potential of the property. We will also complete detailed soil sampling and rock sampling outside of the trenches.

By December 2006, we will complete a detailed mapping of the property using existing information and drill results from previous operators, as well as incorporating our own data. We do not have any proven reserves on this property.

The other half of the sample will be used to complete column tests to determine the leachability of the precious metals from the rock. In this test, the ore will be placed in PVC tubes, and different mixtures of a cyanide solution will be dripped over the top of the columns at different flow rates. The results from these tests will help determine the most effective solution to be used on the heap leach pads on the property. We hope that these tests will help us optimize the potential for extracting precious metals from the ore for the mining operation.

2.     Phase 2 Exploration.

Budget:      If we decide to comment phase 2, we will do so in March 2007 under the direction of our VP of Exploration. We anticipate spending $200,000 for the Phase 2 Exploration; consisting of $50,000 for an additional trenching program, $50,000 for general administrative expenses and $100,000 for the cost of a drilling program, assaying and supervision included.

Milestones:      The objectives for phase 2 of the exploration plan will be to initiate a drill program and to continue the trenching program from phase 1 of exploration in order to further delineate the oxide ore mineralization to define where we plan to attempt to mine the ore. We plan to complete this second phase of exploration by the end of March 2007.

Subject to the recommendation of our VP of Exploration, we may initiate a drill program consisting of 1,000 meters of reverse circulation drilling. At this time, there is a high demand for drill rigs, and we cannot predict with any accuracy the timing to start the drilling program. Once we do receive a rig, we

--27--

anticipate the drilling program will take approximately one month, with assay results available one month later. The funds for this drilling program will come from general working capital on hand. We hope that the results from this drilling will help us to better delineate the mineralization of the oxide zone and provide an ore reserve calculation. We do not intend to implement a feasibility study for the property in this phase of exploration. Six of the drill holes will be drilled to a depth of 200 meters to test the sulphide potential of the mineral system. The use of these deep holes will help us determine if there is an extension to the oxide mineralization in the underlying sulphides. Our onsite geologist will determine where the holes will be drilled based on our earlier exploration and mapping of the property. We have not determined any known reserves on this property to date.

The trenching program will entail using a bulldozer to dig trenches. Our on-site geologist will direct the bulldozer operator as where to dig the trenches.  The geologist will base his decision on where to dig on the results of our previous exploration work. Once the trenches are dug, the geologist will take samples of rock from all levels of the walls of the trench as if it were rock from a drill core. The rock will be gathered up and marked from which part of the trench it came from. The ore is pulverized and shipped out for assays. The results from these assays are expected to be completed and mapped by May 2007, with the goal of further delineating the prospects of the property.

Even though the rock is fractured, the objective of the drill program will be to provide us with accurate information to make an ore calculation of the grade of the ore and the size of the mineralized zones.

One of the main purposes of this phase of exploration is to delineate the mineralized ore body and map the grade of the mineralization that will allow us to refine our plan to put the property into production. If the exploration program does not provide us with the results we deem necessary to continue exploration, then, on a recommendation from our senior geologist or VP of Exploration and managements’ concurrence on his findings, we will cease exploration on the property and any plans to put the property into production. If no further exploration is warranted, then we will discontinue any payments to the concession holders and allow our option to lapse. We will also then try to sell the mining equipment we have recently purchased. All of the money that we had invested in the exploration of the Cieneguita Property would be lost.

3. Cieneguita Mine Design.

Budget:  We budgeted $50,000 from general working capital to be used to create the mine design for the Cieneguita property.

Milestones:  Concurrently with the second phase of exploration, we will implement our plan to put the Cieneguita Property into production. The mine design will help determine where and how we will mine the Cieneguita Property. We plan to put the mine into production by the end of May 2007 if we are able to find available funding.

Coinciding with phase 2 of our exploration program, we will commission a mine design to determine how to put the Cieneguita Property into production. At this time, we do not plan to implement a feasibility study for this property. The mine design will be commissioned to a third party contractor with expertise in heap leach mining. This contractor, an engineering firm, will review all of the data that we accumulate from Glamis Gold’s previous exploration and from the trenching and sampling we complete on the property. All of this information will be put on a map laying out the structure of the mineralized zone on our property to assist in mining the ore. The key purpose of this map is to help enable our on-site geologist to monitor grade control during mining. Additionally, from the information accumulated so far on the

--28--

Cieneguita Property, the mining engineer will design a heap leach mining operation best suited to the tonnage, grade of the ore and availability of land to build leaching pads.

One of the key objectives at this stage of the mining operation will be grade control. The proper grade of ore shipped to the milling site is imperative to ensure a profitable operation. If the head grade is too low, we will not recover enough gold from the rock to maintain a profitable operation. Conversely, a head grade of ore that is too high will shorten the life of the mine.

The milling of the ore at the mine site will also be contracted out to a third party. The following is a brief description of the mining process pursuant to our mine design. First, the ore is crushed by a crusher into a smaller size. Second, the rock is deposited on a conveyor belt and moved to the agglomorator. Third, the agglomorator mixes the rock with lime, and then the rock is moved to a stacker. A stacker is a moveable conveyor belt that oscillates back and forth, distributing the rock equally onto a heap leach pad. At that point, the rock is sprinkled with a cyanide mixture for approximately 30 days. The fluid from the percolation through the rock is then pumped through carbon filters. Waste rock is dumped into a ravine, per our permits, while the carbon filters are shipped to a third party for extraction of the precious metals. The waste rock is completely free of any harmful chemicals and is restored to the original ph it had prior to mining.

At this time, we do not know the cost associated with the process of having the precious metals extracted and minted into ore bars. If our head grade is not accurate or the heap leach process is not effective, we may not extract enough gold from the carbon filters to pay for this complete operation and we would lose money from the mining operation. If we lost money on the mining and milling operation, we may not be able to stay in business as we would expect the cash flow from operations to cover, at the minimum, the mining and milling operation. Furthermore, we do not have any proven reserves on our property and the ability to find enough ore could severely hinder any mining operations.

We will engage an independent third part consultant to review the work of the engineering firm to verify and agree with the results of the mine design. The independent third party engineers will work with the mining engineering firm to agree on a final design. The mine design will cost approximately $50,000, and the funds will come from our general working capital. The milling equipment and cost of building the plant will be approximately $2,200,000. We estimate that we will need approximately $1,100,000 for working capital during the first four months of operation of the mine. There can be no assurance given that if the property is put into production that, after four months of operation, we will have recovered any precious metals from the milling process. We will need to continue to fund working capital if the precious metals are not in the ore as predicted. We will need to raise additional capital to put the property into production and to fund at least the first four months of working capital. The funds would be raised through the sale of debt or equity. We have not identified any additional sources of capital at this time. Furthermore, once we have commenced production, we can give no assurance that we will be profitable or recover any gold.

Guazapares Property

1.     Phase 1 Exploration.

Budget:      Concurrently with the exploration of the Cieneguita Property, we have budgeted approximately $450,000 of our general working capital for exploration on our Guazapares Property until April 2007. These funds will come from our general working capital.

--29--

Milestones:      The goals of the first phase of exploration on the Guazapares Property are to collect rock sample and complete the mapping of the property. This phase will be completed by the end of February 2007.

We believe that most of the mining concessions being explored in the Guazapares area are epithermal silver deposits similar to the Cieneguita Property. However, because we do not have the same amount of detailed information on Guazapares as we do on Cieneguita, the exploration program will cost more than the exploration program on Cieneguita.

The goal for this phase is the completion of mapping on the property at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. Rock samples will be taken from the property. The rock samples from this phase will be sent to Chemex ALS in Chihuahua for chemical analysis and assaying. The results from this first phase of the exploration program have the goal of determining whether subsequent exploration is warranted and if a drill program should be commenced. This phase 1 of work will include reviewing available data to create a structural mineralization framework. We will map the topography and sample the entire underground workings along the main level of the San Antonio mine. The distribution of the veins, lithology and alteration will be mapped. If management reviews the results of this phase and determines, based on a recommendation from our lead geologist on the property, to continue to phase 2 of exploration, we will continue to phase 2. Otherwise, we will cease making payments on the options and abandon the property.

2.     Phase 2 Exploration.

Budget:      We have budgeted $100,000 of the total of $450,000 for Phase 2 of exploration. Of this, $50,000 is budgeted for a ground based geophysical exploration that will concentrate mainly on the area around the San Antonio mine and $50,000 for specific sampling and trenching on the San Francisco property. These funds will come from general working capital of the company.

Milestones:      The goals of phase 2 of exploration are to conduct more detailed soil and rock sampling, perform ground-based geophysical measurements, map the topography, and sample trenches in order to define the structural framework of the mineralized zone to facilitate a drilling program, if warranted. This phase will commence in February 2007 and is expected to be completed by the end of May 2007.

The second phase of the exploration program, using two geologists, will include more detailed soil and rock sampling, ground-based geophysics measurements and mapping on all of the concessions at Guazaparez. One of the objectives of this stage of exploration will be to conduct a ground based geophysical exploration that will concentrate mainly on the area around the San Antonio mine. Another target will be to map the topography and sampled the surface trenches in the San Francisco area.

The purpose of this phase of exploration will be to define the structural mainframe of the mineralized zone to facilitate the placing of drill holes. Once this information is obtained from phase two of the exploration project, our senior geologist and our VP of Exploration will review all of the data collected and make a recommendation to management. Management, at that time, will review the exploration data collected and the recommendations and make a determination whether additional work is advisable. If the management determines that additional exploration is not warranted, then we will likely discontinue exploration and make no further property payments, abandoning the concessions. If we abandon the Guazapares Property, we will not have to make any further property payments as per our property purchase agreements. We will, however, lose all the funds we have expended on the property to date including property

--30--

payments made to date. If management determines that further exploration is warranted, we will conduct phase 3 of our exploration program.

3.     Phase 3 Drill Program.

Budget:      If a drill program is warranted and implemented, we estimate that the initial expenditure will be $250,000 (the balance of the $450,000 budgeted for the property). We will need to raise additional capital through the sale of equity or debt to fund a complete drilling program as only a small portion of the funds budgeted will be left in our general working capital to initiate the program.

Milestones:      The goal of the third phase of exploration would be to gather information to determine if we should put the property into production.

We do not have enough information at this time to determine any specifics on how the drilling phase of the exploration program would be implemented. We will be able to make this determination once we have all of the information back from the second phase of exploration. Management and our VP of Exploration will review the information from phase 2 and decide whether or not to continue exploration. If the decision is to continue, we will begin the third phase of exploration. In this phase, if sufficient funds can be generated to pay for the drilling, and assuming drill rigs are available in the area, our plan would be to commence this program in June 2007, and it would last approximately 60 days. The results of this drill program would take approximately 90 days to be assayed and interpreted. Once those result are known, we would consult with our lead exploration geologists and our new VP of Exploration to determine whether to abandon the Guazapares Property or continue with further drilling exploration.

If management decides to continue with further drilling, we would need to raise additional funding through the sale of debt or equity because we do not have sufficient capital to continue an exploration program. Additional drilling would cost a significant amount of money, and there is no assurance that we would be able to raise such additional amounts of money. We have not identified any sources of funds to implement such a program. If we could not obtain additional financing, we could seek a joint venture partner if the results warranted it. We do not have any joint venture partners at this time and can give no assurance that we would be able to find one if the Guazapares Property warranted such a joint venture.

The Guazapares Property is without known reserves. Our proposed programs are exploratory in nature.

Encino Gordo

The Encino Gordo Property comprises four mining concessions that total 1,042 hectares (approximately 2,575 acres). We have limited information available to us about this property from previous exploration that was done by other companies. The previous geochemical sampling that was done suggests a presence of mineralized structures. These structures are being investigated by geochemical sampling to determine if further exploration is warranted and to help refine the best exploration plan for the concessions.

1.     Phase 1 Exploration.

Budget:      We have planned for an exploration program, budgeted at approximately $200,000 from general working capital through April 2007, on our Encino Gordo Property. Of this, $50,000 will be used for mapping and sampling, which we anticipate completing by February 2007. The balance of the funds

--31--

will be spent as directed by our VP Exploration once he has reviewed all of the initial material on the property. The funds will come from general working capital.

Milestones:      The goals of the first phase of exploration are to complete mapping of the property and to take geochemical samples from the property. The purpose of this initial program is to get a better understanding of the geology of the property. We expect to complete this phase of the exploration program by the end of February 2007.

We intend to map the property at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. Stream sediment samples will be collected from the various arroyos cutting the property. Samples of this rock will be analyzed by Chemex ALS for gold content plus 27 other mineral elements associated with the rock. The purpose of the sampling will be to further define the ore grade and potential of the property. We would expect the results by the end of February 2007.

Our goal is to have this exploration completed by the end of February 2007, and a geological report prepared by our senior geologist on the Encino Gordo Property should be available 60 days thereafter. Depending on the results of the report, as determined by management, we intend to either abandon the Encino Gordo Property, in which case no further payments would be made or would be due under our agreements to acquire these concessions, or to make additional expenditures to determine potential drill targets.

2.     Phase 2 Drill Program.

Budget:  If management decides to continue exploration by initiating a drill program, a budget will be prepared at that time, and the amount and source of the capital needed for additional expenditures will be determined. If a drill program of any size is recommended, we do not have sufficient capital on hand to complete such a program because it would most likely require the expenditure of significant amounts of money. We would need to raise additional capital through the sale of debt or equity. We can give no assurance that we would be able to raise such capital, as we have not identified any source of capital for such a program at this time. If we could not raise additional funds, we would consider seeking a joint venture partner if the results warranted it. We do not have any joint venture partners at this time and can give no assurance that we would be able to find one if the Encino Gordo Property warranted such a joint venture.

Milestones:     The second phase of exploration would be a drill program to gather more information. Such information would be used to determine if we should put the property into production. We do not know when this phase of exploration could be completed, as discussed above. We estimate that the program would take approximately 60 days to complete, with results from the program being returned about 90 days after completion. These are estimates, as the number of drill targets will determine the length of the drill program. Once the results from the drill program are known, we would consult with our lead exploration geologists and our new VP of Exploration to determine whether to abandon the Encino Gordo Property or continue with further drilling exploration.

Management and the VP of Exploration will review the information provided by the first phase of exploration and determine whether a drill program is recommended. If a drill program is recommended and we have received our permits that have been applied for in advance, we do not have sufficient information at this time to estimate what that program would entail. We need extensive information to determine the number of drill holes to drill, where they would be located and to what depth they would be drilled. This information will be provided by the first phase of exploration.

--32--

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

Once we receive results from these exploration programs, our management will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results are sufficiently positive to enable us to obtain the financing necessary to proceed. The decision will be based mainly on the recommendations of our senior geologist and VP of Exploration. Other factors that will influence the production decision will be the current price of gold bullion, availability of mining equipment and a mining feasibility study.

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

Expenses

Our expenses decreased to $3,506,000 for 2006 compared to $13,320,000 for 2005, representing a decrease of $9,814,000. In 2006, there were compensation expenses, stock based-compensation expenses and shares issued for mineral properties amounting to $90,000, $735,000, and $2,100,000 respectively and totaling $2,925,000. In 2005, there were compensation expenses, stock based-compensation expenses and shares

--33--

issued pursuant to a share exchange agreement amounting to $1,523,000, $87,000, and $10,965,000 respectively and totaling $12,575,000.

Impairment of mineral property costs in 2006 decreased to $2,311,000 compared to $12,996,000 for 2005, representing a decrease of $10,685,000. The 2006 amount includes a $2,100,000 charge with respect to 2,000,000 shares issued at market price of $1.05 in February 2006 and $211,000 in exploration expenditures. The 2005 amount includes a charge of $10,965,000 for shares issued pursuant to a share exchange agreement, a compensation expense of $1,523,000 for finders’ fees related to the share exchange agreement, and $508,000 as advances for exploration expenditures. We anticipate that exploration expenditures will increase in fiscal 2007 as a result of exploration activities on our Mexican mineral properties.

Stock-based compensation increased to $735,000 in 2006 from $87,000 in 2005. The 2006 amount relates to warrants issued and stock options granted to management and key personnel for $487,000 and $248,000 respectively. The 2005 amount relates to the balance of stock options vested from originally granted on March 1, 2003.

Compensation expense decreased to $90,000 in 2006 from $1,523,000 in 2005. The 2006 amount charged to general and administrative relates to $90,000 in shares issued for services. The 2005 amount charged to impairment of mineral property costs relates stock options issued as finders’ fees pursuant to a share exchange agreement.

General and administrative expenses increased to $459,000 in 2006 compared to $237,000 in 2005, representing an increase of $222,000. Management fees increased to $203,000 in 2006 from $4,000 for 2005. The increase in 2006 was attributable to a new management team appointed in fiscal 2006 and $90,000 charged at fair value as shares for services. Accounting and legal fees increased to $107,000 in 2006 compared to $81,000 in 2005, representing an increase of $26,000. The increase in fees was primarily attributable to revising and preparing acquisition agreements with respect to the Mexican mineral properties.

Loss

Our net loss decreased to $4,426,000 for 2006 compared to $13,912,000 for 2005, representing a decrease of $9,486,000. This decrease in our loss was primarily attributable to the decrease in stock-based compensation.. The net losses in both 2006 and 2005 were comprised substantially of items not requiring an outlay of cash. In 2006, the non-cash components of stock-based compensation, impairment of mineral property costs and beneficial conversion features were $735,000, $2,100,000 and $952,000 respectively, for a total of $3,787,000 compared to the net loss for the year of $4,426,000. In 2005, the non-cash components of stock-based compensation, impairment of mineral property costs and beneficial conversion features were $1,610,000, $10,965,000, and $500,000 respectively for a total of $13,075,000, compared to the net loss for the year of $13,912,000. The primary reasons for the difference in items not requiring an outlay of cash were that in 2006 we refinanced and restructured our affairs, whereas in 2005, we acquired our interests in the Mexican properties and undertook a smaller financing. We anticipate that we will continue to incur a loss until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from our Mexican mineral properties, if ever. There is no assurance that we will commence the development stage of our operations at any our Mexican mineral properties or achieve revenues.
Liquidity and Capital Resources

--34--

Cash and Working Capital

 Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage.  As of February 28, 2006, we had total assets of $539,000, total liabilities of $1,144,000, and a deficit of $18,338,000 accumulated during the exploration stage.

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

Cash Used in Operating Activities

 Cash used in operating activities decreased to $639,000 for the fiscal year ended February 28, 2006 compared to $721,000 for the fiscal year ended February 28, 2005. The cash used in operating activities came primarily from equity sales of our shares of common stock and convertible debt. It was primarily used for General and Administrative costs and for the exploration programs on the properties.

Financing Activities

 Cash provided by financing activities increased to $1,089,000 for the fiscal year ended February 28, 2006 compared to $737,000 for the fiscal year ended February 28, 2005. All cash provided by financing activities was provided by convertible debt, exercise of warrants, and share issuances. Cash provided by financing activities was used to fund our operating and investing activities.

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

Convertible Debt

The amount of our convertible debt outstanding at February 28, 2006 was $652,000, compared to $617,500 at February 28, 2005.

In 2005, $587,500 of the $617,500 convertible debt was issued for cash proceeds of $500,000 and $87,500 was charged as interest. In fiscal 2006, a further $87,500 was charged as interest and the face value of this convertible debt was $675,000. On August 10, 2005, the Company and the financiers agreed to retire the $675,000 convertible debt including all associated principal, terms, warrants and rights for the amount of

--35--

$500,000 plus 8% interest. On September 21, 2005, the Company repaid in full the principal of $500,000 plus interest charges of $41,815. As a result of this payment, the $675,000 convertible debt was terminated and the associated warrants and additional investment rights were cancelled.

Another convertible debenture in the amount of $30,000 was issued on January 15, 2004. The conversion of principal and accrued interest (8% per year) was at the rate of $1.00 per share of common stock. On December 21, 2005, the Company repaid the $30,000 convertible debenture plus accrued interest of $4,645.

The Company issued $300,000 in convertible debentures in December 2005 to three lenders with a maturity date of December 8, 2006, accrued interest at 7% per year, and convertible at the option of the holder into shares of common stock at $0.15 per share. On January 6, 2006, this debenture was converted and the Company issued 2,000,000 shares of common stock. Interest payments due and owing on these debentures were waived by the investors.

In January 2006, the Company issued convertible debentures, with principal and accrued interest at 7% per year, convertible into units at the option of the holder.  Each unit consists of a warrant to purchase 25,000 of the Company’s shares of common stock at $1.00 per share and $25,000 of debt, which may be converted to shares of common stock at $0.50 per share and is exercisable until April 30, 2008.  As at February 28, 2006, the Company had issued convertible debentures in the amount of $652,000.  In addition, the warrants are redeemable by the Company, at $.01 per share, in the event the Company’s Common Stock closes with a bid price, on average, over $3.00 per share for a consecutive 20-day period and settled on a physical basis.

In order to get assistance with financing activities, on January 30, 2006, the Company entered into a Consulting Agreement with G.M. Capital Partners, Ltd., a British Virgin Islands company (“GM Capital”). Under the agreement, GM Capital will provide the Company with a variety of services including financial public relations, strategic planning, acquisition consulting and assistance in securing equity or debt financing. Specifically, GM Capital agreed to provide financial public relations counsel services including (i) being a liaison between the Company and its stockholders; (ii) advising the Company with respect to existing and potential market makers, broker-dealers, underwriters and investors as well as being the liaison for the Company with respect to communications and information (e.g., interviews, press releases, stockholder reports, etc.) as well as planning, designing, developing, organizing, writing and distribution such communications and information; (iii) assisting the Company in establishing an investor relations program and advising the Company with respect to stockholder meetings, interviews of Company officers by the financial media, and interviews of Company officers by analysts, market markers, broker-dealers and other members of the financial community; and (iv) assisting in making the Company, its management, products and services, and financial situation and prospects, known to the financial press and publications, broker-dealers, mutual funds, institutional investors, market makers, analysts, investment advisors and other members of the financial community. GM Capital also agreed to provide strategic planning services, which included (i) consulting with the Company as to, the management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the business of the Company, expansion of projects; (ii) reviewing and advising the Company regarding its overall progress, needs and condition; (iii) assisting the Company in the monitoring of services provided by the Company’s advertising firm, public relations firm and other non-legal professionals to be employed by the Company; and (iv) advising the Company on the continued development of an investor relations program and the stimulation of interest in the Company by institutional investors and other members of the financial community.

--36--

Under the terms of the agreement, the Company will pay GM Capital the following: (i) a monthly fee of $10,000, (ii) 10% success fee for any financing facilitated by GM Capital outside of the United States, and (iii) the issuance of a total of 5,000,000 warrants, each of which entitles the holder to purchase one share of the Company’s common stock.. The warrants are exercisable at the right of the holder, have no redemption features, and are settled on a physical basis. The warrants include 1,000,000 Series A Warrants exercisable at $0.50 per share, 1,000,000 Series B Warrants exercisable at $0.75 per share, 1,000,000 Series C Warrants exercisable at $1.00 per share, 1,000,000 Series D Warrants exercisable at $1.25 per share, and 1,000,000 Series E Warrants exercisable at $1.50 per share. The Series A Warrants will be fully vested upon issuance. They will be exercisable at any time following their issuance but will expire on June 30, 2007 if not fully exercised on or before that date. The remaining series of Warrants will each vest and become exercisable only at the time that the immediately preceding series has been fully exercised. Therefore, the Series B Warrants will vest only upon the timely exercise of all Series A Warrants, and the same restriction will apply to each of the succeeding series of warrants (i.e. the Series C, D and E Warrants). Unless terminated earlier as a result of failure to vest, the Series B and Series C Warrants will each expire on December 31, 2007, and the Series D and Series E Warrants will each expire on December 31, 2008. However, the Agreement also stipulates that G.M. Capital cannot exercise any warrants if, after the exercise, G.M. Capital would own 4.99% or more of the issued and outstanding common stock of Mexoro. G.M. Capital is an accredited investor. These warrants were issued pursuant an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The fair value of the 5,000,000 warrants was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 152%, a risk-free rate of 5% and no assumed dividend rate and totals $3,898,000 of stock-based compensation expense which is amortized over the twenty four month term of the GM Capital contract at $487,250 every quarter until November 30, 2007.

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

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at February 28, 2006, the Company had working capital of $46,000 (2005 - $635,000 working capital deficiency) and an accumulated deficit during the exploration stage of $18,338,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

There is no assurance that our operations will be profitable. The Company has conducted private placements of convertible debt and common stock, which have generated funds to satisfy all of the initial cash requirements of its planned Mexican mining ventures.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Estimates

--37--

The preparation of the Company’s financial statements requires management to make various judgments with respect to estimates and assumptions. On an ongoing basis, management regularly reevaluates its estimates and assumptions; however actual amounts could differ from those based on such estimates and assumptions.

The Company has made certain accounting estimates that have a material bearing on the financial statements. The principal such estimates are:

Stock-based compensation

Stock-based compensation is a very significant expense for the Company but is based on estimates that have a subjective element. The Company employs the Black-Scholes option pricing model which in turn is based on (among other things) assumptions regarding rates of return and stock volatility. To estimate the risk-free rate of return, the Company uses the US Treasury bill rate for instruments with a similar term to the life of the option being granted.

The Company has estimated the expected volatility of its stock at 152%. The following table shows the effect of a change in the expected volatility of 10%:

	Hypothetical 10% Decrease in Expected Volatility	As Reported	Hypothetical 10% Increase in Volatility

Expected volatility	136.8%	152.0%	167.2%
Stock-based compensation expense	$ 784,436	$ 825,250	$ 866,405
Loss for the year	$ 4,385,071	$(4,425,885)	$(4,467,040)
Loss per share	$(2.01)	$ (2.03)	$ (2.05)

Given the nature of the estimated volatility of a stock, it is not practical to provide a meaningful assessment of historical accuracy of the estimated volatility used. It is very likely that the expected volatility will change in future periods, and the changes could be material.

Income Tax Valuation Allowance

The Company has a potential $1,534,000 deferred income tax asset based on the difference in timing of certain deductions for income tax and accounting purposes. The ability of the Company to ultimately derive a benefit from the deferred tax asset depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under the tax law.

ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS

--38--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisition IV, Inc.)
(An Exploration Stage Company)

Restated Consolidated Financial Statements

February 28, 2006

(U.S. Dollars)

--39--

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

As discussed in note 2, the accompanying consolidated financial statements of the Company as at February 28, 2006 and 2005 and the consolidated statements of stockholders’ deficiency, operations and retained earnings (deficit), and cash flows for the years ended February 28, 2006 and 2005 and for the period from inception of exploration stage (March 1, 2004) to February 28, 2006 have been restated.

/s/ Pannell Kerr Forster

Chartered Accountants
(registered with the PCAOB as “Smythe Ratcliffe”)

Vancouver, Canada
May 20, 2006, except for notes 2(a), 2(b) 2(c) and 2(d) which are as of
June 28, 2006, September 20, 2006, November 23, 2006 and February 28, 2007 respectively

--40--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)

Consolidated Balance Sheets
(U.S. Dollars)
Restated - Note 2

	February 28, 2006	February 28, 2005

Assets
Current
Cash and cash equivalents	$479,530	$35,122
Accounts receivable	10,069	-
Prepaid expenses	48,269	8,113
	537,868	43,235
Equipment (note 5)	880	-

Total Assets	$538,748	$43,235

Liabilities
Current
Accounts payable and accrued liabilities	$79,124	$31,948
Promissory notes (note 7)	412,800	28,500
Current portion of convertible debentures (note 8)	-	617,500
	491,924	677,948

Convertible debentures (note 8)	652,000	-

Total liabilities	1,143,924	677,948

Stockholders’ deficiency
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 12,799,902 (2005 - 1,737,902) (note 10)	15,573,977	12,970,977
Additional paid-in capital	3,991,596	2,304,346
Stock subscriptions	170,000	-
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(18,338,373)	(13,912,48)
Other comprehensive income	1,051	5,879
Total stockholders’ deficiency	(605,176)	(634,713)

Total liabilities and stockholders’ deficiency	$538,748	$43,235

Going-concern (note 4)
Commitments (note 6)
Contingent liability (note 15)
Subsequent events (note 16)
The Accompanying Notes are an Integral Part of These Financial Statements.

--41--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Deficiency
Period from Inception August 27, 1997 to February 28, 2006
(U.S. Dollars)
Restated - Note 2

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the exploration stage	Other comprehensive income (loss	)	Total stockholders’ deficiency

Balance from prior operations,
March 1, 2004	709,168	$1,701,843	$194,391	$67,025	$(2,003,427)	$-	$8,929		$(31,239)

Common stock issued in share exchange	860,000	10,965,000	-	-	-	-	-		10,965,000
Options issued as finders’ fees	-	-	1,523,000	-	-	-	-		1,523,000
Common stock issued for cash	113,222	269,134	-	(67,025)	-	-	-		202,109
Options exercised	50,000	35,000	-	-	-	-	-		35,000
Options issued	-	-	86,955	-	-	-	-		86,955
Warrants exercised	5,512	-	-	-	-	-	-		-
Beneficial conversion feature	-	-	500,000	-	-	-	-		500,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(3,050)		(3,050)
Net loss for year	-	-	-	-	-	(13,912,488)	-		(13,912,488)

Balance, February 28, 2005	1,737,902	$12,970,977	$2,304,346	$-	$(2,003,427)	$(13,912,488)	$5,879		$(634,713)

The Accompanying Notes are an Integral Part of These Financial Statements.

--42--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Deficiency (Continued)
Period from Inception August 27, 1997 to February 28, 2006
(U.S. Dollars)
Restated - Note 2

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the exploration stage	Other comprehensive income (loss	)	Total stockholders’ deficiency

Balance, February 28, 2005	1,737,902	$12,970,977	$2,304,346	$-	$(2,003,427)	$(13,912,488)	$5,879		$(634,713)

Common stock issued for consulting
services	30,000	90,000	-	-	-	-	-		90,000
Options exercised	32,000	43,000	-	-	-	-	-		43,000
Common stock issued on conversion of
debenture	2,000,000	300,000	-	-	-	-	-		300,000
Common stock issued in property
acquisition	2,000,000	2,100,000	-	-	-	-	-		2,100,000
Common stock issued for cash	7,000,000	70,000	-	-	-	-	-		70,000
Options issued	-	-	248,000	-	-	-	-		248,000
Warrants issued	-	-	487,250	-	-	-	-		487,250
Beneficial conversion feature	-	-	952,000	-	-	-	-		952,000
Stock subscriptions	-	-	-	170,000	-	-	-		170,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(4,828)		(4,828)
Net loss for year	-	-	-	-	-	(4,425,885)	-		(4,425,885)

Balance, February 28, 2006	12,799,902	$15,573,977	$3,991,596	$170,000	$(2,003,427)	$(18,338,373)	$1,051		$(605,176)

The Accompanying Notes are an Integral Part of These Financial Statements.

--43--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)

Consolidated Statements of Operations and Accumulated Deficit
(U.S. Dollars)
Restated - Note 2

	Year Ended
	February 28, 2006	February 28, 2005	Period from Inception of Exploration Stage (March 1, 2004) to February 28, 2006

Expenses
General and administrative	$459,337	$237,410	$696,747
Stock-based compensation (note 11)	735,250	86,955	822,205
Impairment of mineral property costs	2,310,922	12,995,500	15,306,422

Operating loss	(3,505,509)	(13,319,865)	(16,825,374)
Other income (expenses)
Interest	(1,053,561)	(592,623)	(1,646,184)
Gain on settlement of debt (note 8)	133,185	-	133,185

Loss from operations	(4,425,885)	(13,912,488)	(18,338,373)

Net loss	(4,425,885)	(13,912,488)	(18,338,373)
Accumulated deficit, beginning	(13,912,488)	-	-

Accumulated deficit, ending	$(18,338,373)	$(13,912,488)	$(18,338,373)

Other comprehensive income
Foreign exchange gain on translation	1,051	5,879	6,930

Total comprehensive loss	$(4,424,834)	$(13,906,609)	$(18,331,443)

Total loss per share - basic and diluted	$(2.03)	$(9.40)

Weighted average number of shares of
Common stock - basic and diluted	2,184,686	1,479,687

The Accompanying Notes are an Integral Part of These Financial Statements.

--44--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)

Consolidated Statements of Cash Flows
(U.S. Dollars)
Restated - Note 2

	Year Ended
	February 28, 2006	February 28, 2005	Period from Inception of Exploration Stage (March 1, 2004) to February 28, 2006
Operating activities
Net loss	$(4,425,885)	$(13,912,488)	$(18,338,373)
Adjustments to reconcile net income (loss) to
net cash flows
Write-off of note receivable	-	57,500	57,500
Impairment of mineral property costs for stock	2,100,000	10,965,000	13,065,000
Discount on convertible debenture	87,500	87,500	175,000
Non-cash component of gain on settlement of debt	(175,000)	-	(175,000)
Stock-based compensation	825,250	1,609,955	2,435,205
Beneficial conversion feature	952,000	500,000	1,452,000
Prepaid expense	(40,156)	(1,633)	(41,789)
Accounts receivable	(10,069)	8,206	(1,863)
Customer deposits	-	(44,809)	(44,809)
Accounts payable and accrued liabilities	47,176	9,755	56,931
Cash used in operating activities	(639,184)	(721,014)	(1,360,198)
Investing activity
Purchase of property and equipment	(880)	-	(880)
Cash used in investing activity	(880)	-	(880)
Financing activities
Proceeds from notes payable	562,800	-	562,800
Proceeds from convertible debentures	952,000	500,000	1,452,000
Proceeds from exercise of options	43,000	35,000	78,000
Repayment of notes payable	(178,500)	-	(178,500)
Repayment of convertible debentures	(530,000)	-	(530,000)
Stock subscriptions	170,000	-	170,000
Issuance of common stock	70,000	202,109	272,109
Cash provided by financing activities	1,089,300	737,109	1,826,409
Inflow of cash and cash equivalents	449,236	16,095	465,331
Effect of foreign currency translation on cash	(4,828)	(3,050)	(7,878)
Cash and cash equivalents, beginning	35,122	22,077	22,077
Cash and cash equivalents, ending	$479,530	$35,122	$479,530

Supplemental cash flow information
Interest paid	$101,561	$5,123	$106,684
Common stock issued on conversion of debt	300,000	-	300,000
Income taxes paid	-	-	-
Shares issued for services	90,000	-	90,000

The Accompanying Notes are an Integral Part of These Financial Statements.

--45--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

1.	BASIS OF PRESENTATION

Mexoro Minerals Ltd. (formerly Sunburst Acquisitions IV, Inc.) ("Mexoro" or the “Company”) was incorporated in the state of Colorado on August 27, 1997 and on February 15, 2006 its name was changed to Mexoro Minerals Ltd.  The Company was formed to seek out and acquire business opportunities.  Between 1997 and 2003, the Company engaged in two business acquisitions and one business opportunity, none of which generated a significant profit or created sustainable business. All were sold or discontinued. Currently, the main focus of the Company’s operations is in Mexico.

The Company had previously been pursuing various business opportunities and, effective March 1, 2004, the Company changed its principal operation to mineral exploration. Accordingly, as of March 1, 2004 the Company is considered an exploration stage company.

On May 25, 2004, the Company completed a share exchange transaction with Sierra Minerals and Mining, Inc. (“Sierra Minerals”), a Nevada corporation, which caused Sierra Minerals to become a wholly-owned subsidiary.  Sierra Minerals held certain rights to properties in Mexico that the Company now owns or has an option to acquire.  Through Sierra Minerals, the Company entered into a joint venture agreement with Minera Rio Tinto, S.A. De C.V. (“MRT”), a company duly incorporated pursuant to the laws of the United Mexican States, which is controlled by an officer of the Company. In August 2005, the Company cancelled the joint venture agreement in order to pursue directly the mineral exploration opportunities through a wholly-owned Mexican subsidiary, Sunburst Mining de Mexico S.A. de C.V. (“Sunburst de Mexico”).  On August 25, 2005, Sunburst de Mexico, Mexoro and MRT entered into agreements providing Sunburst de Mexico the right to explore and exploit certain properties in Mexico. In December 2005, the Company and Sunburst de Mexico entered into a new agreement with MRT (the “New Agreement”) (note 6). On January 20, 2006, Sierra Minerals was dissolved.

2.	RESTATEMENTS

(a)

Management has determined that, in the year ended February 28, 2005, previous management used a nominal value to record the issuance of 860,000 shares of common stock (43,000,000 pre-split) pursuant to a share exchange agreement, and 120,000 options (6,000,000 pre-split) issued as finders fees with respect to the share exchange agreement. Current management believes that a fair value should have been used and has restated each of these amounts. Management has also determined that in the year ending February 28, 2005, the Company should have recorded a beneficial conversion feature on convertible debentures that included conversion to shares of common stock, warrants and additional investment rights. Management has also reclassified stock-based compensation expense from general and administrative to stock-based compensation.
In the year ending February 28, 2006, management has corrected a calculation error in the recording of a beneficial conversion feature on warrants issued with the convertible debentures. Management has also reclassified accrued interest from promissory notes to accounts payable and accrued interest.

Management has accordingly restated the Company’s financial statements as at February 28, 2006 and 2005 and for the years ended February 28, 2006 and 2005.

--46--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

2. RESTATEMENTS (Continued)

The effect of these adjustments on the Company’s consolidated financial condition is as follows:

	February 28, 2006		February 28, 2005
	Restated	Originally Reported	Restated	Originally Reported
Accounts payable and accrued liabilities	$ 79,124	$ 71,865	$ 31,948	$ 31,948
Promissory notes	412,800	420,059	28,500	28,500
Current portion of convertible debentures	-	-	617,500	705,000
Total liabilities	1,143,924	1,143,924	677,948	765,448
Common stock	15,583,977	5,048,977	12,970,977	2,435,977
Additional paid-in capital	16,082,346	13,990,646	2,304,346	457,146
Accumulated deficit	(30,439,123)	(17,812,423)	(13,912,488)	(1,617,788)
Total stockholders’ deficiency	(605,176)	(605,176)	(634,713)	(722,213)

The effect of these adjustments on the Company’s consolidated results of operations is as follows:

Period ended	February 28, 2006		February 28, 2005
	Restated	Originally Reported	Restated	Originally Reported

General and administrative	$ 9,149,337	$ 9,149,337	$ 237,410	$ 324,365
Stock-based compensation	4,146,000	4,146,000	86,955	-
Impairment of mineral property costs	2,310,922	2,310,922	12,995,500	1,113,300
Interest expense	(1,053,561)	(721,561)	(592,623)	(180,123)
Net loss for the period	(16,526,635)	(16,194,635)	(13,912,488)	(1,617,788)
Loss per share	$ (7.56)	$ (7.41)	$ (9.40)	$ (1.09)

(b)

After further review, management has determined that, in the year ended February 28, 2006, compensation expense recorded in the amount of $8,680,000 relating to the issuance of 7 million shares of common stock was incorrect. Accordingly, these shares were issued as consideration for receiving cash proceeds of $70,000.

--47--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

2. RESTATEMENTS (Continued)

Management has accordingly restated the Company’s financial statements as at February 28, 2006 and for the year ended February 28, 2006.

The effect of this adjustment on the Company’s consolidated financial condition is as follows:

	February 28, 2006
	Restated	Restated from 2(a)
Additional paid-in capital	$ 7,402,346	$ 16,082,346
Accumulated deficit	(21,759,123)	(30,439,123)

The effect of this adjustment on the Company’s consolidated results of operations is as follows:

Period ended	February 28, 2006
	Restated	Restated from 2(a)
General and administrative	$ 469,337	$ 9,149,337
Net loss for the period	(7,846,635)	(16,526,635)
Loss per share	$ (3.59)	$ (7.56)

(c)

After further review, management has determined that, in the year ending February 28, 2006, shares issued for services and recorded as compensation expense was overstated by $10,000. Accordingly, this amount originally recorded as a compensation expense totalling $100,000 has been corrected and is now recorded as $90,000.

The effect of this adjustment on the Company’s consolidated financial condition is as follows:

	February 28, 2006
	Restated	Restated from 2(b)
Common stock	$15,573,977	$15,583,977
Accumulated deficit	(21,749,123)	(21,759,123)

The effect of this adjustment on the Company’s consolidated results of operations is as follows:

Period ended	February 28, 2006
	Restated	Restated from 2(b)
General and administrative	459,337	469,337
Net loss for the period	(7,836,635)	(7,846,635)
Loss per share	$ (3.59)	$ (3.59)

--48--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

2.  RESTATEMENTS (continued)

In addition, in the year ending February 28, 2006, management revised the disclosure in the consolidated statement of cash flows respecting the non-cash component of the gain on settlement of debt.

The effect of this adjustment on the Company’s consolidated statement of cash flows is as follows:

Period ended	February 28, 2006
	Restated	Originally Reported
Operating activities
Non-cash component of gain on settlement of debt	$ (175,000)	$ -

Financing activities
Repayment of convertible debenture	$ 530,000	$ 705,000

(d)
After further review, management has determined that, in the year ended February 28, 2006, shares issued for services and recorded as compensation expense was overstated by $3,410,750. A compensation expense totalling $3,898,000 should be amortized over the term of the contract. Accordingly, this amount has been corrected and is now recorded as $487,250 per quarter.

The effect of this adjustment on the Company’s consolidated financial condition is as follows:

	February 28, 2006
	Restated	Restated from 2(c)
Additional paid-in capital	$ 3,991,596	$ 7,402,346
Accumulated deficit	(18,338,373)	(21,749,123)

The effect of this adjustment on the Company’s consolidated results of operations is as follows:

Period ended	February 28, 2006
	Restated	Restated from 2(c)

Stock-based compensation	$ 735,250	$ 4,146,000
Net loss for the period	(4,425,885)	(7,836,635)
Loss per share	$ (2.03)	$ (3.59)

--49--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

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

--50--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b) Financial instruments (continued)

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

The Company translates the results of non-US operations into US currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time. This risk is considered moderate, as the Company’s mining project expenses are recorded in Mexican pesos and converted to US currency.

(c)	Equipment

Equipment is recorded at cost. Depreciation is provided on a declining-balance basis at 30%.

(d)	Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(e)	Mineral property costs

The Company has been in the exploration stage since its inception on March 1, 2004, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

--51--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f)	Basic and diluted income (loss) per share

The Company computes income (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations and deficit. Basic EPS is computed by dividing income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All previously stated share and per share balances have been restated to give retroactive effect to the 1:50 share consolidation that occurred on February 15, 2006.

(g)	Impairment or disposal of long-lived assets

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

(h)	Use of estimates

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

(i)	Consideration of other comprehensive income items

SFAS No. 130 - “Reporting Comprehensive Income”, requires companies to present comprehensive income (consisting primarily of net loss plus other direct equity changes and credits) and its components as part of the basic financial statements.

--52--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)	Stock-based compensation

Effective March 1, 2004, the Company adopted the fair value based method of accounting for stock-based employee compensation in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, using the prospective transition method. Accordingly the Company recognized the fair value of stock-based employee compensation for all awards made after March 1, 2004. The Company is in accordance with Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), with respect to options and warrants issued to non-employees.

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

(k)	Income taxes

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

(l)	Foreign currency translation

Mexoro and its subsidiary Sunburst de Mexico maintain accounting records in their functional currencies, U.S. dollars and Mexican pesos, respectively.

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

--53--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l) Foreign currency translation (continued)

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

(m)	Recent accounting pronouncements

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

--54--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Recent accounting pronouncements (continued)

(v)	This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005

(vi)
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

4.	GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at February 28, 2006, the Company had working capital of $45,944 (2005 - $634,713 working capital deficiency) and a cumulative loss of $18,338,373 (2005 - $13,912,488). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations, from its investment in a Mexican mining venture (note 6). In addition, the Company has conducted private placements of convertible debt and common stock (notes 8, 10 and 15), which have generated a portion of the initial cash requirements of its planned Mexican mining ventures (notes 6 and 15).
--55--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

5.	EQUIPMENT
	February 28, 2006			February 28, 2005
		Accumulated
	Cost	Depreciation	Net	Net

Office equipment	$880	$-	$880	$-

6.	MINERAL PROPERTIES

On May 3, 2004, the Company entered into a share exchange agreement with the shareholders of Sierra Minerals. Pursuant to the terms of the share exchange agreement, the Company issued 860,000 shares of its common stock (43,000,000 pre-split) in exchange for all of the outstanding shares of Sierra Minerals. As a result, Sierra Minerals became a wholly-owned subsidiary of the Company.  The common stock issued was valued at $12.75 per share ($0.255 pre-split) or $10,965,000; which represents the fair value based on the date of the share exchange agreement (May 3, 2004).  Finders’ fees of 120,000 options (6,000,000 pre-split) to purchase the same number of shares of the Company’s common stock at $0.50 per share (0.01 pre-split) were issued to non-related parties in connection with this share exchange. The fair value of these options issued as finders’ fees was $1,523,000; this amount was determined using the Black-Scholes formula with a 5-year expected life, a volatility factor of 191%, a risk-free rate of 5% and no assumed dividend rate. Due to the uncertainty of the future revenue to be generated from this property, the cost of the acquisition of $10,965.000, compensation expense of 1,523,000, and advances totaling $507,500 were charged to operations in the year ended February 28, 2005.

Sierra Minerals was a party to a joint venture agreement dated April 26, 2004 and amended on June 1, 2004, by and between Sierra Minerals and MRT a Mexican company, which held interests in Mexican exploration properties.

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

--56--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

6. MINERAL PROPERTIES (Continued)

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

The following are additional material terms of the New Agreement:

(a) The operator’s agreement with MRT was cancelled;

(b)	The Company granted MRT the option to buy all of the outstanding shares of Sunburst de Mexico for $100 if the Company failed to transfer $1,500,000 to Sunburst de Mexico by April 30, 2006 (note 16);

(c)	The Property Agreements were modified to change the net smelter rate to a maximum of 2.5% for all properties covered by the agreements;

(d) The Company agreed to issue 2,000,000 shares of the Company’s common stock to MRT within four months of the date of the signing of the New Agreement.  These shares were issued to MRT and its assignee at the market value of $1.05 per share on February 23, 2006 and $2,100,000 was charged to operations for the year ended February 28, 2006. This issuance fulfilled the Company’s payment obligations under the previous Property Agreements; and

(e)
The Company agreed to issue 1,000,000 additional shares of the Company’s common stock to MRT if and when the Cieneguita Property is put into production and reaches 85% of production capacity over a 90-day period, as defined in the New Agreement.

7.	PROMISSORY NOTES

As at February 28, 2006, the Company had $412,800 (2005 - $28,500) promissory notes outstanding bearing interest of 7% per year (2005 - 6.09%) and due on or before December 31, 2006 (note 16).

As at February 28, 2006 there was accrued interest of $7,259 (2005 - $18,578) on the outstanding promissory notes.

--57--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

8.	CONVERTIBLE DEBENTURES

On August 25, 2004, the Company entered into a securities purchase agreement (the “Agreement”), with Bristol Investment Fund, Ltd., Alpha Capital AG and Stonestreet LP (the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase up to $1,350,000 in face amount of secured convertible debentures (the “Debentures”) from the Company.  The Debentures did not bear interest but were to be issued at a 26% discount to the face amount. Accordingly, the cash purchase price for the full $1,350,000 face amount of the Debentures was $1,000,000.   The Debentures were due and payable in one full year from the date of issuance.

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

The Company issued $300,000 in convertible debentures in December 2005 to three lenders with a maturity date of December 8, 2006, accrued interest at 7% per year, and convertible at the option of the holder into shares of common stock at $0.15 per share. On January 6, 2006, these debentures were converted and the Company issued 2,000,000 shares of common stock (100,000,000 pre-split). A beneficial conversion feature of $300,000 was recorded in interest expense as to the anticipated conversion of these debentures, with a corresponding increase in additional paid in capital.

--58--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

8. CONVERTIBLE DEBENTURES (Continued)

In January 2006, the Company began issuing convertible debentures, with principal and accrued interest at 7% per year, convertible into units at the option of the holder.  Each unit consists of a warrant to purchase 25,000 shares of common stock at $1.00 per share and $25,000 of debt, which may be converted to shares of common stock at $0.50 per share and is exercisable until April 30, 2008.  As at February 28, 2006, the Company had issued convertible debentures in the amount of $652,000 (note 16). In addition, the warrants are redeemable by the Company, at $.01 per share, in the event the Company’s Common Stock closes with a bid price, on average, over $3.00 per share for a consecutive 20-day period. A beneficial conversion feature of $489,000 was recorded in interest expense as to the anticipated conversion of these debentures. Also included in interest expense is $163,000 representing the relative fair value of the warrants (immediately exercisable) in relation to the convertible debt (EITF 00-27). All of the foregoing interest expense has been recorded with a corresponding increase in additional paid in capital.

The fair value of the warrants attached to the convertible debentures as discussed above was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	112,500 Warrants - attached to $675,000 Convertible Debenture	135,000 Additional Rights Warrants - attached to $675,000 Convertible Debenture	652,000 Warrants

Expected life	5 years	5 years	2 years
Expected volatility	107%	107%	107%
Risk free interest rate	5%	5%	5%
Expected dividends	-	-	-
Exercise price	$6.00	$5.00	$1.00
Weighted average fair value of warrant	$6.00	$5.00	$1.00
Stock price at date of grant	$6.50	$6.50	$1.45

--59--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

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

In August 2005 the Company issued 20,000 shares of common stock (1,000,000 pre-split) at $1.25 per share from the exercise of stock options. In August 2005, the Company issued a total of 10,000 shares of common stock (500,000 pre-split) at $2.00 per share to an officer as compensation for services pursuant to the terms of a Consulting Agreement entered into July 1, 2005.

In September 2005, the Company issued a total of 20,000 shares of common stock (1,000,000 pre-split) at $4.00 per share to an officer as compensation for services pursuant to the terms of a Consulting Agreement entered into September 1, 2005. In October 2005 the Company issued 12,000 shares of common stock (600,000 pre-split) at $1.50 per share from the exercise of stock options.

In January 2006, the Company issued 2,000,000 shares of common stock (100,000,000 pre-split) on conversion of a $300,000 debenture (see note 8).

On February 16, 2006, the Company completed a reverse stock split of 50 old shares of common stock for 1 new common share. In February 2006, the Company issued a total of 7,000,000 shares of common stock for total proceeds of $70,000. The Company also issued 2,000,000 shares of common stock in an impairment of mineral property costs (see note 6).

In February 2006, the Company began accepting subscriptions for a unit offering. Units consist of one share of common stock and one-half of one warrant. Each full warrant entitles the investor to purchase an additional share of the Company’s common stock at a price of $1.00 per share and is exercisable until April 30, 2008.  The units were priced at $0.50 each. As at February 28, 2006, the Company had received subscriptions for units in the amount of $170,000 (note 16).

In March 2004, the Company completed a private placement of 73,000 shares of common stock (3,650,000 pre-split) for total proceeds of $73,000. Also in March 2004, the Company issued 20,000 shares of common stock (1,000,000 pre-split) at $1.00 per share from the exercise of stock options.

--60--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

10. COMMON STOCK (Continued)

In May 2004, the Company issued 860,000 shares of common stock (43,000,000 pre-split) in exchange for all of the outstanding shares of Sierra Minerals (see note 6). The Company also completed a private placement of 40,222 shares of common stock (2,011,095 pre-split) for net proceeds of $196,134.

In July 2004, the Company issued 30,000 shares of common stock (1,500,000 pre-split) at $0.50 per share from the exercise of stock options.

On September 29, 2004, 5,512 cashless warrants (275,632 pre-split) were exercised, and the Company issued 5,512 shares of common stock (275,632 pre-split).

11.	STOCK COMPENSATION PROGRAM

On December 9, 2005, the Company’s board of directors approved a stock compensation program, which was subsequently ratified at an extraordinary meeting of shareholders held on February 13, 2006. In order to maintain flexibility in the award of stock benefits, the program constitutes a single “omnibus” plan, but is composed of three parts. The first part is the qualified incentive stock option plan (the “ISO Plan”), which provides grants of qualified incentive stock options (“ISOs”).  The second part is the non-qualified stock option plan (“NQSO Plan”), which provides grants of nonqualified stock options (“NQSOs”).  The third part is the restricted shares plan (“Restricted Shares Plan”), which provides grants of restricted shares of the Company’s common stock (“Restricted Shares”). The maximum number of shares of common stock that may be purchased under the plan is 6,000,000. Options granted under the plan include incentive and non-qualified stock options as well as actual shares of common stock, with vesting determined on the grant date, not to exceed 10 years, and are exercisable over a 10-year maximum period at a price to approximate the fair market value of the common stock at the date of grant.

Pursuant to a Consulting Agreement (the “Agreement”) between the Company and GM Capital Partners Inc. (“GM Capital”), signed January 31, 2006, the Company granted 5,000,000 warrants (see note 12). The Agreement provides for the provisions of financial public relations services from December 1, 2005 to November 30, 2007. The fair value of the 5,000,000 warrants was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 152%, a risk-free rate of 5% and an assumed dividend rate of 0% and totals $3,898,000. This amount will be amortized over the 24-month term of the contract and the Company will record $487,250 as a stock-based compensation expense and an offsetting credit to additional paid-in capital every quarter until November 30, 2007.

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

The fair value of the 800,000 options was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 152%, a risk-free rate of 5% and an assumed dividend rate of 0%.

--61--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

11. STOCK COMPENSATION PROGRAM (Continued)

The options are summarized as follows:

	Options	Weighted Average Exercise Price

Outstanding at February 29, 2004	98,000	$ 1.35
Granted	120,000	$ 0.50
Exercised	(50,000)	$ 0.70

Outstanding at February 28, 2005	168,000	$ 0.94
Granted	800,000	$ 0.50
Cancelled	(6,000)	$ 1.50
Exercised	(32,000)	$ 1.34

Outstanding at February 28, 2006	930,000	$ 0.54

The following table summarizes options outstanding at February 28, 2006:

Exercise Price	Number of Options Issued	Number of Options Exercisable	Remaining Contractual Life (Years)

$0.50	890,000	290,000	9.31
$1.50	40,000	40,000	4.00

	930,000	330,000

The Company has reserved 930,000 shares of common stock in the event that these options are exercised.

--62--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

11. STOCK COMPENSATION PROGRAM (Continued)

Stock-based compensation consists of the following:

	2006	2005
Compensation expense
Shares issued for services	$90,000	$-
Options issued as finders’ fees	-	1,523,000
Stock-based compensation
Warrants	487,250	-
Options	248,000	86,955

	$825,250	$1,609,955

Pursuant to a consulting agreement signed on July 1, 2006 and September 1, 2006, an officer of the Company received a total of 30,000 shares of common stock (1,500,000 pre-split) from the Company for services, and the Company recorded management fees of $90,000. Compensation expense of $90,000 is included in general and administrative expense for fiscal 2006.

In February 2006 the Company granted 800,000 ISOs; 600,000 were granted to employees and 200,000 were granted to non-employees. The fair value of the vested stock options was $248,000 and was recorded as a stock-based compensation expense.

Stock-based compensation of $735,250 was recorded for fiscal 2006.

In May 2004, the Company issued a total of 120,000 options (6,000,000 pre-split) as finders’ fees related to a mineral property transaction (see note 6), and recorded compensation expense of $1,523,000. Compensation expense of $1,523,000 is included in impairment of mineral property costs for fiscal 2005.

On March 1, 2003, the Company issued 60,000 stock options (3,000,000 pre-split) which vested 50% at date of issue and 50% on March 1, 2004. The Company recorded $86,955 as a stock-based compensation expense for fiscal 2005.

Other equity instruments issued to non-employees for services were stock options. The fair value of the stock options granted during the period was estimated at the date of the grant using the Black-Scholes option pricing model using the following assumptions:

--63--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

11. STOCK COMPENSATION PROGRAM (Continued)

	200,000 stock options to non-employees	120,000 stock options to non-employees for finders fees

Expected life	10 years	5 years
Expected volatility	152%	1.07%
Risk free interest rate	5%	5%
Expected dividends	-	-
Exercise price	$0.50	$0.50
Weighted average fair value of stock option	$0.84	$0.08
Stock price at date of grant	$1.25	$12.75

Other equity instruments issued to non-employees for services were warrants. The fair value of the warrants granted during the period was estimated at the date of the grant using the Black-Scholes option pricing model using the following assumptions:

	1,000,000 Warrants issued to GM Capital - Series A	1,000,000 Warrants issued to GM Capital - Series B	1,000,000 Warrants issued to GM Capital - Series C	1,000,000 Warrants issued to GM Capital - Series D	1,000,000 Warrants issued to GM Capital - Series E

Expected life (years)	1.58	2.08	2.08	3.08	3.08
Expected volatility	152%	152%	152%	152%	152%
Risk free interest rate	5%	5%	5%	5%	5%
Expected dividends	-	-	-	-	-
Exercise price	$0.50	$0.75	$1.00	$1.25	$1.50
Weighted average fair value of warrant	$0.78	$0.78	$0.74	$0.81	$0.79
Stock price at date of grant	$1.00	$1.00	$1.00	$1.00	$1.00

--64--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

12.	WARRANTS

The Company has a total of 5,652,000 (2005 - 270,000) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 5,652,000 shares of common stock in the event that these warrants are exercised.

The warrants include 1,000,000 Series A Warrants exercisable at $0.50 per share, 1,000,000 Series B Warrants exercisable at $0.75 per share, 1,000,000 Series C Warrants exercisable at $1.00 per share, 1,000,000 Series D Warrants exercisable at $1.25 per share, and 1,000,000 Series E Warrants exercisable at $1.50 per share; of which all are exercisable at the option of the holder, have no redemption features, and are settled on a physical basis. The Series A Warrants were fully vested upon issuance. They are exercisable at any time following their issuance but will expire on June 30, 2007 to the extent they are not exercised. The remaining Series of Warrants will become exercisable only at the time that the immediately preceding Series has been fully exercised.

Unless terminated earlier as a result of failure to vest, the Series B and Series C Warrants will each expire on December 31, 2007, and the Series D and Series E Warrants will each expire on December 31, 2008. Stock-based compensation for these warrants of $3,898,000 is being amortized over the twenty four month term of the GM Capital contract; $487,250 will be recorded as a stock-based compensation expense every quarter until November 30, 2007.

Additionally, as at February 28, 2006, the Company had issued 652,000 warrants exercisable at $1.00 each pursuant to the issuance of convertible debentures. These warrants expire on April 30, 2008, are redeemable by the Company, at $0.01 per share, in the event the Company’s Common Stock closes with a bid price, on average, over $3.00 per share for a consecutive 20 day period, and are settled on a physical basis.

The fair value of the warrants discussed above was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	652,000 Warrants	1,000,000 Warrants issued to GM Capital - Series A	1,000,000 Warrants issued to GM Capital - Series B	1,000,000 Warrants issued to GM Capital - Series C	1,000,000 Warrants issued to GM Capital - Series D	1,000,000 Warrants issued to GM Capital - Series E

Expected life (years)	2	1.58	2.08	2.08	3.08	3.08
Expected volatility	107%	152%	152%	152%	152%	152%
Risk free interest rate	5%	5%	5%	5%	5%	5%
Expected dividends	-	-	-	-	-	-
Exercise price	$1.00	$0.50	$0.75	$1.00	$1.25	$1.50
Weighted average fair value of warrant	$1.10	$0.78	$0.78	$0.74	$0.81	$0.79
Stock price at date of grant	$1.45	$1.00	$1.00	$1.00	$1.00	$1.00

--65--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

13.	RELATED PARTY TRANSACTIONS

The Company paid management fees of $147,000 (2005 - $nil) to certain officers and directors and to companies controlled by directors. The Company paid $23,357 (2005 - $nil) to certain officers and directors and to companies controlled by directors for travel, office and other related expenses.

The Company paid consulting fees of $15,000 (2005 - $4,000) to a former officer and director.

As at February 28, 2006, accounts payable of $8,175 (2005 - $nil) were owing to certain officers and directors of the Company and $14,799 (2005 - $nil) was owing to companies controlled by directors.

As of February 28, 2005, the Company had notes payable to related entities in the amount of $28,500. Interest on these notes has been imputed at a rate of 6.09% and totalled $18,578 cumulatively at February 28, 2005. These notes and accrued interest were paid during the year ended February 28, 2006.

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

14.	INCOME TAXES

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are as follows:

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

--66--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

15.	CONTINGENT LIABILITY

Pursuant to the Agreement between the Company and GM Capital, the Agreement contains registration rights which requires the Company to use best efforts to file a registration statement registering the warrant shares within 45 days upon demand of 50% of the warrant holders and thereafter to use best efforts to cause such registration statement to be declared effective as soon as reasonably possible. Otherwise, the Company is obligated to sell to GM Capital as liquidated damages payment comprising of 1,000 shares per day at $0.001 per share until the default is cured. As at February 28, 2006, GM Capital had not demanded the Company to file a registration statement. (note 16).

16.	SUBSEQUENT EVENTS

(a) Mineral properties

Subsequent to February 28, 2006, MRT agreed to waive its option to purchase the shares of Sunburst de Mexico and also waived the Company’s obligation to transfer $1,500,000 to Sunburst de Mexico by April 30, 2006 (note 6).

(b) Promissory notes

Subsequent to February 28, 2006, promissory notes in the amount of $412,800 (note 7) were settled in exchange for 1,651,200 shares of the Company’s common stock.

(c) Private placement and convertible debentures

Subsequent to February 28, 2006, the Company closed a private placement for total proceeds of $375,000. As at February 28, 2006, the Company had received $170,000 of subscriptions for units. Units consist of one share of common stock and one-half of one warrant.  Each full warrant entitles the investor to purchase an additional share of the Company’s common stock at a price of $1.00 per share and is exercisable until April 30, 2008. The units were priced at $0.50 each.

Subsequent to February 28, 2006, the Company raised a total of $2,265,500 through the issuance of convertible debentures. The convertible debentures, with principal and accrued interest at 7% per year are convertible into units at the option of the holder.  Each unit consists of a warrant to purchase 25,000 of the Company’s shares of common stock at $1.00 and $25,000 of debt, which may be converted to shares of common stock at $0.50 per share and is exercisable until April 30, 2008.  In addition, the warrants are redeemable by the Company, at $.01 per share, in the event the Company’s Common Stock closes with a bid price, on average, over $3.00 per share for a consecutive 20-day period. As at February 28, 2006, the Company had issued convertible debentures in the amount of $652,000.  All of the convertible debentures have been converted.

--67--

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005
(U.S. Dollars)
Restated - Note 2

16. SUBSEQUENT EVENTS (Continued)

(d) Contingent liability

Pursuant to the Agreement signed between the Company and GM Capital, the Company must use best efforts to file a registration statement registering the warrant shares within 45 days upon demand of 50% of the warrant holders and thereafter to use best efforts to cause such registration statement to be declared effective as soon as reasonably possible. Otherwise, the Company is obligated to sell to GM Capital as liquidated damages payment comprising of 1,000 shares every day at $0.001 per share until the default is cured. Subsequent to February 28, 2006, GM Capital had not demanded the Company to file a registration statement registering the warrant shares and the Company filed a registration statement on April 7, 2006. In the Company’s opinion best efforts have been made to effect the registration of the warrant shares. Accordingly, the Company does not believe a liability exists at this time and no provision has been made in the financial statements in this regard.

--68--

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

--69--

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

--70--

Biographical Information of Directors and Executive Officers follows:

Mario Ayub

Mr. Ayub has served as a director of the Company since May 25, 2004. He has served as the President of Minera Rio Tinto S.A. de C.V., a Mexican company since 1994. From 1997 to 2001 he was a director on the Board of Metalline Mining Company (OTC-BB: MMGG.OB), a US reporting company and Sheffield Resources, a Canadian reporting company trading on the TSX-V exchange.  He is currently the President of the Chihuahua Mining Association and was the President of the National Miners Association of Mexico from 1998 through 2000. He graduated in 1976 from the Universidad Iberoamericana in Mexico City with a degree in chemical engineering, and he has completed post-graduate studies in metallurgy at Comision de Fomento Minero and South Dakota University.

Robert Knight

Mr. Knight has served as a director since December 4, 2005. Since September 1994, Mr. Knight has been the President of Knight Financial Ltd., where he has organized and participated in many corporate finance transactions. From September 1998 to January 12, 2005, Mr. Knight served as the president, secretary-treasurer and a director of Synova Healthcare Group, Inc. (OTC-BB: SNVH.OB), a US reporting company formerly known as Advanced Global Industries Ltd. and Centaur BioResearch Corp., which distributes non-invasive medical diagnostic tools mainly for women. Mr. Knight served as director of Invisa, Inc. (OTC-BB: INSA.OB), a reporting company in the United States whose shares trade on the OTC Bulletin Board from September 1998 until April 2005. Invisa Inc. is involved in the safety sensing industry. From July 1998 to December 22, 2005, Mr. Knight served as a Director of Heartland Oil and Gas Corp. (OTC-BB: HOGC.OB), a reporting company in the United States whose shares are quoted on the OTC Bulletin Board. Heartland Oil and Gas Corp. is involved in the exploration and development of coal bed methane gas properties in the United States. Mr. Knight served as President of Heartland Oil and Gas Corp. from July 1998 until September 2002, as its Chief Financial Officer from September 2002 until November 2004 and as its corporate Secretary from July 1998 until November 2004. He also served as director and treasurer of Advertain On-Line, an online advertising software development firm from March 2000 until June 2003. Mr. Knight was awarded an MBA degree from Edinburgh School of Business, Herriot-Watt University in December 1998.

Tracy A. Moore

Mr. Moore has served as Chief Financial Officer since December 5, 2005 and served as the Company’s Chief Operating Officer from June 2005 to December 2005. Mr. Moore is the President of MCSI Consulting Group of Vancouver, Canada, a financial consulting firm that specializes in corporate finance matters, strategic planning and business planning services. Mr. Moore founded MCSI in 1990 and is responsible for overall client contact and relations, project management, planning, and quality control. As part of his consulting practice he serves on boards of directors and advises boards on corporate finance matters, business planning issues, mergers, acquisitions and divestitures. In addition, he has served as a director of Alberta Star Development Corp. (TSX Venture Exchange) since September 2005, which engages in mineral exploration. From January 2003 through February 2004, Mr. Moore served as a director of Buffalo Gold Ltd. (TSX Venture Exchange), which engages in mineral exploration. From August 2002 to February 2004, he was the chief financial officer of SHEP Technologies Inc. (OTC BB), and was also a director of that company from August 2002 to November 2004. SHEP Technologies, Inc. designs a stored hydraulic energy propulsion technology system for transportation applications. From

--71--

September 2000 to October 2002, Mr. Moore was a director of Illusion Systems, Inc. (TSX Venture Exchange), an entertainment company specializing in developing interactive simulation and multi-media products for the entertainment and education industries. From October 2000 to May 2002, he was a director of Avance Venture Corp. (TSX Venture Exchange), which considered capital investment in e-business, communication, and entertainment related technologies. Mr. Moore qualified as a Chartered Accountant in 1979, and between 1976 and 1990, he was employed by three different international accounting firms in restructuring, consulting and audit positions. Mr. Moore received a Bachelor of Commerce in Accounting and Management Information Systems from the University of British Columbia in 1976 and was admitted as a member of the Institute of Chartered Accountants in British Columbia in 1979.

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

--72--

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

--73--

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

In August and September of 2005, we issued a total of 1,5000,000 pre-split shares to Tracy Moore, our Chief Financial Officer, as compensation for consulting services. For the months of July, August and September of 2005, Mr. Moore received 500,000 pre-split shares of Common Stock of Mexoro, which were valued at a price of $0.04 per share, for consulting services. For October, November, and December of 2005, Mr. Moore received 1,000,000 pre-split shares, valued at a price of $0.08 per share, for consulting services he rendered. Mr. Moore’s total consulting compensation for July 2005 through December 2005 was valued at $100,000. Mr. Moore was also the Company’s Chief Operating Officer from June 2005 through December 2005.

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

--74--

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

--75--

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

ITEM 13.     EXHIBITS

The following exhibits are filed in reference:

Exhibit Number	Description

3.1
Articles of Incorporation, as amended on December 10, 2001 and February 13, 2006 (Herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006).

3.2	Bylaws of the Corporation (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

4.1
Registration Agreement dated April 20, 2004, by and among Sunburst Acquisitions IV, Inc., a Colorado company, and each of the purchasers in a private placement of shares of Sunburst (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

4.2
Promissory Note between Sunburst Acquisitions IV, Inc. and Minera Rio Tinto S.A. de C.V. in the amount of $ 57,500 dated January 9, 2004 (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2004).

--76--

4.3
Promissory Note between Sierra Mineral and Mining, Inc. and Minera Rio Tinto S.A. de C.V. in the amount of $ 167,500, dated May 3, 2004 (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2004).

4.4
Securities Purchase Agreement with exhibits entered in connection with the $1,350,000 original issued discount secured convertible debenture financing dated August 25, 2004 (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

4.5
Secured Convertible Debenture by and between Bristol Capital, LLC and Sunburst Acquisitions IV, Inc. dated January 15, 2004 (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on July 10, 2006).

4.6
Transaction Fee Agreement dated April 22, 2004 between Sunburst Acquisitions IV Inc. and T.R. Winston & Company LLC ( Herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006).

4.7
Finder’s Fee Agreement dated 2004 between Sunburst Acquisitions IV, Inc. and Liberty Management, LLC (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

4.9
Stock option plan approved by the shareholders of Mexoro Minerals, Ltd. on February 13, 2006. (Herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006).

4.11
Convertible Debentures issued December 8, 2005 to Daimler Capital, James Longshore, and Spectrum International in the amount of $300,000 (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

10.1
Share Exchange Agreement, dated May 3, 2004, by and among Sunburst Acquisitions IV, Inc., a Colorado corporation, Sierra Minerals and Mining, Inc., a Nevada corporation, and the shareholders of Sierra Minerals & Mining, Inc. (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

10.2
Joint Venture Agreement, dated April 26, 2004 and amended on June 1, 2004, by and between Sierra Mining and Minerals, Inc., a Nevada corporation, and Minera Rio Tinto S.A. de C.V., a Mexican company (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

10.3
Amendment to Joint Venture Agreement dated June 1, 2004. (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

10.4
SHARE OPTION AGREEMENT among Minera Rio Tinto, S.A. de C.V. a corporation duly incorporated and validly existing pursuant to the laws of the United Mexican States and having an office at Pascual Orozco No. 2117 - A Chihuahua, State of Chihuahua, Mexico 31310 and Sunburst Acquisitions IV, Inc., a corporation duly incorporated and validly existing pursuant to the laws of the State of Colorado, USA and having an office at Suite 206, 595 Howe St., Vancouver, B.C. Canada V6C 2T5 (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

--77--

10.5
AGREEMENT made and entered in the City of Chihuahua, State of Chihuahua as of the 18th day of August, 2005 among COMPAÑÍA MINERA DE NAMIQUIPA, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and MINERA RIO TINTO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and MARIO HUMBERTO AYUB TOUCHE having a domicile at San Antonio No. 2036 Chihuahua, Chihuahua and SUNBURST MINING DE MÉXICO, S. A. DE C. V., a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006.)

10.6
AGREEMENT made and entered at the City of Chihuahua, State of Chihuahua on this the 18th day of August of the year 2005, among MINERA RIO TINTO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and SUNBURST MINING DE MÉXICO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (Encino Gordo) (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

10.7
OPERATOR’S AGREEMENT dated effective as of the 18th day of August, 2005, among Minera Rio Tinto, S.A. de C.V. a corporation duly incorporated and validly existing pursuant to the laws of the United Mexican States and having an office at Pascual Orozco No. 2117 - A Chihuahua, State of Chihuahua, Mexico 31310, and Sunburst de Mexico, S.A. de C.V. a corporation duly incorporated and validly existing pursuant to the laws of the United Mexican States and having an office at Suite 5, Avenida del Mar No.1022 Zona Costera, Mazatlan, State of Sinaloa, Mexico (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

10.8
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

10.9
ASSIGNMENT OF CONTRACT AGREEMENT made and entered in the City of Chihuahua, State of Chihuahua as of this the 18th day of August, 2005, among MINERA RIO TINTO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and RAFAEL FERNANDO ASTORGA HERNÁNDEZ, having a domicile at Calle República de Uruguay No. 706 of the City of Chihuahua, Chih, and SUNBURST MINING DE MÉXICO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (San Antonio) (herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006.)

--78--

10.10
ASSIGNMENT OF CONTRACT AGREEMENT made and entered in the City of Chihuahua, State of Chihuahua as of this the 18th day of August, 2005 among MINERA RIO TINTO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, having an office at Av. Pascual Orozco Number 2117- Altos, La Cima, C. P. 31310, Chihuahua, Chihuahua, and MINERA RACHASA, S.A. DE C.V., a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and having an office at Niños Héroes No. 410 Colonia Centro, Chihuahua, Chihuahua (RFC BMM-900120-8B6), and SUNBURST MINING DE MÉXICO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (San Francisco) (herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006.)

10.11
THE NEW AGREEMENT entered into on December 8, 2005 among the Company, Sunburst de Mexico, and MRT (herein incorporated by reference from the Company’s current report on Form 8-K for report date December 8, 2005 and filed with the Securities and Exchange Commission on December 14, 2005).

10.12
Funds Escrow Agreement dated July 2005, among Sunburst Acquisitions IV, Inc., Investment Fund, Ltd., Alpha Capital AG and Stonestreet LP, and Grushko & Mittman, P.C. (herein incorporated by reference from the Company’s current report on Form 8-K dated July 1, 2005 and filed with the Securities and Exchange Commission on August 17, 2005).

10.13
Repayment Agreement dated July 15, 2005 by and among Sunburst IV, Inc. and Investment Fund, Ltd., Alpha Capital AG and Stonestreet LP. (herein incorporated by reference from the Company’s current report on Form 8-K dated July 1, 2005 and filed with the Securities and Exchange Commission on August 17, 2005).

10.14
Consulting Agreement dated July 1, 2005 between Tracy A. Moore and Sunburst Acquisitions IV, Inc. (herein incorporated by reference from the Company’s current report on Form 8-K dated July 1, 2005 and filed with the Securities and Exchange Commission on August 17, 2005).

10.15
Consulting Agreement with G.M. Capital Partners, Ltd. dated January 30, 2006 (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2006).

10.22
Original Agreement between MRT and Corportivo Minero dated 2004 concerning the Cieneguita property (herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006.)

10.23
Agreement between MRT and La Empresa Denominada Minera Rachasa dated 2004 concerning the San Francisco concessions (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

14.1	Code of Ethics (Herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006).

16.1	Responsive letter of Comiskey & Co. (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2004).

21.1	Subsidiaries of the Registrant (Herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006).

31.1	Certification of Chief Executive Officer of Mexoro Mineral Ltd. pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Certification of Chief Financial Officer of Mexoro Minerals, Ltd. pursuant to Rule 13a-14(a)/15d-14(a). *

32.1	Certification of Chief Executive Officer of Mexoro Minerals Ltd. pursuant to 18 U.S.C. Section 1350. *

--79--

32.2	Certification of Chief Financial Officer of Mexoro Minerals, Ltd. pursuant to 18 U.S.C. Section 1350. *

*filed herewith

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) for audit of the Company's annual financial statements were $20,000 for the fiscal year ended February 28, 2006, and $24,476 for the fiscal year ended February 28, 2005. The aggregate fees billed by  Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) for review of the Company's financial statements included in its quarterly reports on Form 10QSB were $13,510 during the period ended February 28, 2006, and $16,657 during the period ended February 28, 2005.

Audit-Related Fees

Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending February 28, 2006 or February 28, 2005.

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

--80--

Date:  March 16, 2007

By: /s/ KURT BORDIAN
Kurt Bordian, CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ ROBERT KNIGHT
Robert Knight, CEO and Director

By: /s/ MARIO AYUB
Mario Ayub, COO and Director

By: /s/ KURT BORDIAN
Kurt Bordian, CFO

By: /s/ TRACY A. MOORE
Tracy A. Moore, Director

Date:  March 16, 2007

--81--