Form 10QSB/A
period 2006-05-31
MEXORO MINERALS LTD
filed 2007-03-16
CIK 1046672

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

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended May 31, 2006, to reflect changes in our management’s discussion and analysis.

Any items included in the original report on Form 10-QSB for the period ended May 31, 2006, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof. Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-QSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisition IV, Inc.)
(An Exploration Stage Company)

Consolidated Financial Statements
May 31, 2006
(Unaudited) (U.S. Dollars)

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(U.S. Dollars)                                                     Restated - Note 2

	May 31, 2006 (Unaudited)	February 28, 2006 (Audited)

Assets
Current
Cash and cash equivalents	$2,074,857	$479,530
Accounts receivable	62,726	10,069
Prepaid expenses	10,000	48,269
	2,147,583	537,868
Equipment (note 4)	2,725	880

Total Assets	$2,150,308	$538,748

Liabilities
Current
Accounts payable and accrued liabilities	$86,777	$79,124
Promissory notes (note 6)	-	412,800
	86,777	491,924
Convertible Debentures (note 7)	2,917,500	652,000

Total Liabilities	3,004,277	1,143,924

Stockholders’ Deficiency
Capital Stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 8)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 15,201,102 (2006 - 12,799,902) (note 9)	16,361,777	15,573,977
Additional paid-in capital	6,744,346	3,991,596
Stock subscriptions	-	170,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(21,940,299)	(18,338,373)
Other comprehensive income	(16,366)	1,051
Total Stockholders’ Deficiency	(853,969)	(605,176)

Total Liabilities and Stockholders’ Deficiency	$2,150,308	$538,748

Going concern (note 3)
Commitments (note 5)
Subsequent events (note 13)
The Accompanying Notes are an Integral Part of These Financial Statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations and Accumulated Deficit
(Unaudited) (U.S. Dollars)
Restated - Note 2

	Three Months Ended
	May 31, 2006	May 31, 2005	Period from Inception of Exploration Stage (March 1, 2004) To May 31, 2006

Expenses
General and administrative	$570,288	$13,052	$1,267,035
Stock-based compensation	487,250	-	1,309,455
Mineral exploration	252,261	-	252,261
Acquisition of resource properties	-	-	15,306,422

Operating Loss	(1,309,799)	(13,052)	(18,135,173)
Other Income (Expenses)
Interest expense	(2,305,441)	(1,290)	(3,951,625)
Interest income	6,055	-	6,055
Gain on settlement of debt (notes 6 and 7)	7,259	-	140,444

Net Loss	(3,601,926)	(14,342)	(21,940,299)
Accumulated Deficit, Beginning	(18,338,373)	(13,912,488)	-

Accumulated Deficit, Ending	$(21,940,299)	$(13,926,830)	$(21,940,049)

Other Comprehensive Income
Foreign exchange gain (loss) on translation	(32,612)	5,975	(25,682)

Total Comprehensive Loss	$(3,634,538)	$(8,367)	$(21,965,981)

Total Loss Per Share - basic and diluted	$(0.25)	$(0.01)

Weighted Average Number of Shares of
Common Stock - basic and diluted	14,159,872	1,737,902

The Accompanying Notes are an Integral Part of These Financial Statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited) (U.S. Dollars)                                             Restated - Note 2

	Three Months Ended
	May 31, 2006	May 31, 2005	Period from Inception of Exploration Stage (March 1, 2004) to May 31, 2006
Operating Activities
Net loss	$(3,601,926)	$(14,342)	$(21,940,049)
Adjustments to reconcile net loss
to net cash flows
Write off of note receivable	-	-	57,500
Acquisition of resource properties for stock	-	-	13,065,000
Amortization	117	-	117
Discount on convertible debenture	-	-	175,000
Non-cash component of gain on settelement of debt	-	(175,000)	(175,000)
Effect of foreign currency translation on cash	(17,417)	96	(25,295)
Stock-based compensation	487,250	-	2,922,455
Beneficial conversion feature	2,265,500	-	3,717,500
Prepaid expense	38,269	4,492	(3,520)
Accounts receivable	(52,657)	-	(54,520)
Customer deposits	-	-	(44,809)
Accounts payable and accrued liabilities	7,653	418	64,584
Cash Used in Operating Activities	(873,211)	(10,172)	(2,241,287)
Investing Activity
Purchase of property and equipment	(1,962)	-	(2,842)
Cash Used in Investing Activity	(1,962)	-	(2,842)
Financing Activities
Proceeds from notes payable	-	-	562,800
Proceeds from convertible debentures	2,265,500	-	3,717,500
Proceeds from exercise of options	-	-	78,000
Repayment of notes payable	-	(15,000)	(178,500)
Repayment of convertible debentures	-	-	(530,000)
Stock subscriptions	(170,000)	-	-
Issuance of common stock	375,000	-	647,109
Cash Provided by (Used in) Financing
Activities	2,470,500	(15,000)	4,296,909
Inflow of Cash and Cash Equivalents	1,595,327	(25,172)	2,052,780
Cash and Cash Equivalents, Beginning	479,530	35,122	22,077
Cash and Cash Equivalents, Ending	$2,074,857	$9,950	$2,074,857

Supplemental Cash Flow Information
Interest paid	$39,941	$106,684	$146,625
Common stock issued on conversion of debt	$-	$300,000	$300,000
Common stock issued on settlement of notes payable	$412,800	$-	$412,800
Shares issued for services	$-	$90,000	$90,000

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

2.    RESTATEMENTS

(a)    Management has determined that, in the year ending February 28, 2005, previous management used a nominal value to record the issuance of 860,000 shares of common stock (43,000,000 pre−split) pursuant to a share exchange agreement, and 120,000 options (6,000,000 pre−split) issued as finders fees with respect to the share exchange agreement. Current management believes that a fair value should have been used and has restated each of these amounts. Management has also determined that in the year ending February 28, 2005, the Company should have recorded a beneficial conversion feature on convertible debentures that included conversion to common shares, warrants and additional investment rights. Management has also reclassified stock−based compensation expense from general and administrative to stock−based compensation.

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

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

RESTATEMENTS (continued)

The effect of these adjustments on the Company’s consolidated financial condition is as follows:

	28-Feb-06
	Restated	Originally Reported

Accounts payable and
accrued liabilities	79,124	71,865

Promissory notes	412,800	420,059
Common stock	15,583,977	5,048,977
Additional paid-in capital	16,082,346	13,990,646
Accumulated deficit	(30,439,123)	(17,812,423)

The effect of these adjustments on the Company’s consolidated results of operations is as follows:

Period ended	28-Feb-06
	Restated	Originally Reported

Interest expense	1,053,561	721,561
Net loss for the period	16,526,635	16,194,635
Loss per share	(7.56)	(7.41)

(b)  After further review, management has determined that, in the year ending February 28, 2006, compensation expense recorded in the amount of $8,680,000 relating to the issuance of 7 million common shares was incorrect. Accordingly, these shares were issued as consideration for receiving cash proceeds of $70,000.

The effect of these adjustments on the Company’s consolidated financial condition is as follows:

	31-May-06		28-Feb-06
	Restated	Originally Reported	Restated	Restated in 2(a)

Additional paid-in capital	9,667,846	18,347,846	7,402,346	16,082,346
Accumulated deficit	(24,873,799)	(33,553,799)	(21,759,123)	(30,439,123)

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

The effect of these adjustments on the Company’s consolidated results of operations is as follows:

Period ended	28-Feb-06
	Restated	Restated in 2(a)

General and administrative	469,337	9,149,337
Net loss for the period	7,846,635	16,526,635
Loss per share	(3.59)	(7.56)

(c)  After further review, management has determined that, in the year ending February 28, 2006, shares issued for services and recorded as compensation expense was overstated by $10,000. Accordingly, this amount originally recorded as a compensation expense totalling $100,000 has been corrected and is now recorded as $90,000.

The effect of this adjustment on the Company’s consolidated financial condition is as follows:

	31-May-06		28-Feb-06
	Restated	Restated in 2(b)	Restated	Restated in 2(b)
Common stock	$16,361,777	$16,371,777	$15,573,977	$15,583,977
Accumulated deficit	(24,863,799)	(24,873,799)	(21,749,123)	(21,759,123)

The effect of this adjustment on the Company’s consolidated results of operations is as follows:

Period ended	28-Feb-06
	Restated	Restated in 2(b)
General and administrative	459,337	469,337
Net loss for the period	(7,836,635)	(7,846,635)
Loss per share	$(3.59)	$(3.59)

In addition, in the year ending February 28, 2006, management revised the disclosure in the consolidated statement of cash flows respecting the non-cash component of the gain on settlement of debt.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

The effect of this adjustment on the Company’s consolidated statement of cash flows is as follows:

Period ended	28-Feb-06
	Restated	Originally Reported
Operating activities
Non-cash component of gain on settlement of debt	$(175,000)	-

Financing activities
Repayment of convertible debenture	$530,000	$705,000

(d)  After further review, management has determined that, in the year ended February 28, 2006, shares issued for services and recorded as compensation expense was overstated by $3,410,750. A compensation expense totalling $3,898,000 should be amortized over the term of the contract. Accordingly, this amount has been corrected and is now recorded as $487,250 per quarter.

The effect of this adjustment on the Company’s consolidated financial condition is as follows:

	31-May-06		28-Feb-06
	Restated	Restated in 2(c)	Restated	Restated in 2(c)
Additional paid-in capital	$6,744,346	$9,667,846	$3,991,596	$7,402,346
Accumulated deficit	(21,940,299)	(24,863,799)	(18,338,373)	(21,749,123)

The effect of this adjustment on the Company’s consolidated results of operations is as follows:

Period ended	31-May-06		28-Feb-06
	Restated	Restated in 2(c)	Restated	Restated in 2(c)
Stock-based compensation	$487,250	-	$735,250	$4,146,000
Net loss for the period	$3,601,926	$3,114,676	(4,425,885)	(7,836,635)
Loss per share	(0.25)	(0.22)	(2.03)	(3.59)

3.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation

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

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(iv)	47 is effective no later than the end of fiscal years ending after December 15, 2005. This pronouncement does not impact the Company for the current year.

(v)
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

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

5.	EQUIPMENT

	May 31, 2006			February 28, 2006

	Cost	Accumulated Depreciation	Net	Net

Office equipment	$2,842	$(117)	$2,725	$880

6.	MINERAL PROPERTIES

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

(b)  The Company granted MRT the option to buy all of the outstanding shares of Sunburst de Mexico for $100 if the Company failed to transfer $1,500,000 to Sunburst de Mexico by April

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

6. MINERAL PROPERTIES (Continued)

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

8. CONVERTIBLE DEBENTURES (Continued)

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

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

10.	COMMON STOCK

	Number of Shares	Amount
Balance, February 28, 2006	12,799,902	$15,573,977
Issued pursuant to private placement	750,000	375,000
Issued pursuant to settlement of promissory notes	1,651,200	412,800
Balance, May 31, 2006	15,201,102	$16,361,777

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

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2006
(Unaudited) (U.S. Dollars)

11. STOCK COMPENSATION PROGRAM (Continued)

The options are summarized as follows:

	Options	Weighted Average Exercise Price

Outstanding at February 28, 2005	168,000	$ 0.94
Granted	800,000	$ 0.50
Cancelled	(6,000)	$ 1.50
Exercised	(32,000)	$ 1.34

Outstanding at February 28, 2006	930,000	$ 0.54

Outstanding at May 31, 2006	930,000	$ 0.54

The following table summarizes options outstanding at May 31, 2006:

Exercise Price	Number of Options Issued	Number of Options Exercisable	Remaining Contractual Life (Years)

$0.50	890,000	290,000	9.06
$1.50	40,000	40,000	3.75

	930,000	330,000

The Company has reserved 930,000 common shares in the event that these options are exercised.

For the quarter ended May 31, 2006, there were $487,250 (2005 - $nil) stock-based compensation expenses.

12.	WARRANTS

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

12. WARRANTS (continued)

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

Unless terminated earlier as a result of failure to vest, the Class B and Class C Warrants will each expire on December 31, 2007, and the Class D and Class E Warrants will each expire on December 31, 2008. Stock-based compensation of $487,250 was recorded for these warrants at February 28, 2006 with the balance being expensed over the next seven quarters of equal amounts.
.

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

Pursuant to the Agreement between the Company and GM Capital, the Agreement contains registration rights which requires the Company to use best efforts to file a registration statement registering the warrant shares within 45 days upon demand of 50% of the warrant holders and thereafter to use best efforts to cause such registration statement to be declared effective as soon as reasonably possible. Otherwise, the Company is obligated to sell to GM Capital as liquidated damages payment comprising of 1,000 shares per day at $0.001 per share until the default is cured. As at May 31, 2006, GM Capital had not demanded the Company to file a registration statement. (note 15).

15.	SUBSEQUENT EVENTS

(a)	Convertible debentures

Subsequent to May 31, 2006, the Company received requests to convert $2,917,500 of convertible debentures to the Company common shares at $0.50 per share, and issued 5,835,000 common shares and paid accrued interest of $58,308.

(b)	Contingent liability

Pursuant to the Agreement signed between the Company and GM Capital, the Company must use best efforts to file a registration statement registering the warrant shares within 45 days upon demand of 50% of the warrant holders and thereafter to use best efforts to cause such registration statement to be declared effective as soon as reasonably possible. Otherwise, the Company is obligated to sell to GM Capital as liquidated damages payment comprising of 1,000 shares every day at $0.001 per share until the default is cured. Subsequent to February 28, 2006, GM Capital had not demanded the Company to file a registration statement registering the warrant shares and the Company filed a registration statement on April 7, 2006, and an amendment #1 on July 10, 2006. In the Company’s opinion best efforts have been made to effect the registration of the warrant shares. Accordingly, the Company does not believe a liability exists at this time and no provision has been made in the financial statements in this regard.

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
Plan of Operation

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. We believe that we have sufficient funds to fund our current exploration plans and meet our monthly general and administrative costs until April 2007 without the need to raise additional funds. . After that time, we will neither have sufficient funds to continue our exploration plans nor funds for general administrative expenses. As a minimum, we will need to raise additional working capital to maintain basic operations. We would plan to raise those funds through the sale of equity or debt. At this time we do not have any sources to raise additional capital for the company and no assurance may be given that we will be able to find sources to raise additional capital. Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration properties.
In the event that our exploration program should find exploration targets that warrant additional exploration work, including exploration by drilling, we may not have enough cash available to fund an expanded exploration program. If we decide to expand our exploration program, we would need to raise additional capital to meet these needs. We currently do not have any sources of additional capital available to us and we may not have any in the future. The failure to raise additional capital would severely curtail our ability to conduct any additional exploration work that might be warranted because of the results of our current exploration program.

We are not involved in any research and development on our exploration properties.

In the event that we did discover a mineral deposit on one of our properties (other than Cieneguita), of which there is no guarantee, we would need to expend substantial amounts of capital to put any of our properties into production, if so warranted. The amount of such expenditures is indeterminable at this time as we do not have any exploitable ore reserves and with the current stage of exploration on the properties have no way to determine such expenditures. Such expenditures are dependent upon the size of the ore body, the grade of the ore and the type of mining that is required to extract any minerals that may be found. Regardless, we do not have enough capital available to us to make any such expenditures that would be required to put any mineral property into production, and we therefore would have to raise the additional capital or, if possible, enter into a joint venture for the production phase. If we were to form a joint venture, we cannot assess what our final position in the project would be. We do not have any sources of capital available to us at this time to fund such a project if one should be discovered.

We plan to hire a Vice President of Exploration in August 2006 to conduct our exploration programs and a geologist to assist him. We also have hired an office administrator in our office in Chihuahua. We plan to hire another geologist by the end of December 2006. Other than the one additional geologist, we do not expect any significant change in additional contractors to conduct exploration over the next 12 months. Other than the VP of Exploration, all of the employees we hire, including those involved in the exploration work we are conducting, are contracted from third parties specializing in providing employees for Mexican companies. In using such a firm, we minimize our exposure to Mexican employment law. Such liabilities are undertaken by the third party providing the services. We pay a flat rate to the third party for their services.

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

Milestones:     The milestones for the phase 1 exploration program include the review of available data to create a structural mineralization framework, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches, and the creation of new trenches. We are conducting cyanide testing on the rock to determine the best method of leaching the precious metals from the rock. We plan to complete phase 1 of our exploration program by the end of December 2006.

In April 2006, we completed a sampling of the property that included more than 500 meters of deep trenches from which we took comprehensive channel sampling. The trenches comprised 8 trenches approximately 200 meters long and 2 to 10 meters deep spaced equally along the 1,000 meters strike length of the property. From the walls of these trenches, we took approximately 550 rock samples. One half of these samples were sent to ALS Chemex’s laboratory in Chihuahua for assaying. The sampling protocol followed the best mining practices. The purpose of the sampling was to further define the ore grade and potential of the property. We also completed detailed soil sampling and rock sampling outside of the trenches.

The other half of the sample was used to complete column tests to determine the leachability of the precious metals from the rock. In this test, the ore was placed in PVC tubes, and different mixtures of a cyanide solution were dripped over the top of the columns at different flow rates. The results from these tests will help determine the most effective solution to be used on the heap leach pads on the property. These tests were done by qualified geologists employed by MRT as part of our office package costs. The tests were scientifically conducted and monitored for quality control and efficacy. These tests were done to ensure that the metallurgy of the minerals allows for economic recovery of the precious metals using a cyanide heap leach process. The results of these tests should be available by the end of July 2006.

By December 2006, we plan to complete a detailed mapping of the property using existing information and drill results from previous operators, as well as incorporating our own data. To this end, we will create a structural mineralization framework for the property. We do not have any proven reserves on this property.

If, after receiving the results of the first phase of exploration and considering the recommendations of our VP of Exploration and senior geologist, management decides that further exploration is warranted, we will continue to the second phase of exploration.

2.     Phase 2 Exploration.

Budget:      We plan to commence phase 2 of our exploration program in March 2007 under the direction of our VP of Exploration. We have budgeted $200,000 for the Phase 2 Exploration; consisting of $50,000 for an additional trenching program, $50,000 for general administrative expenses and $100,000 for the cost of a drilling program, assaying and supervision included.

Milestones:      The objectives for phase 2 of the exploration plan are to initiate a drill program and to continue the trenching program from phase 1 of exploration in order to further delineate the oxide ore mineralization to define where we plan to attempt to mine the ore. We plan to complete this second phase of exploration by the end of May 2007.

Subject to the recommendation of our VP of Exploration, we may initiate a drill program consisting of 1,000 meters of reverse circulation drilling. At this time, there is a high demand for drill rigs, and we cannot predict with any accuracy the timing to start the drilling program. Once we do receive a rig, we anticipate the drilling program will take approximately one month, with assay results available one month later. The funds for this drilling program will come from general working capital on hand. We hope that the results from this drilling will help us to better delineate the mineralization of the oxide zone and provide an ore reserve calculation. We do not intend to implement a feasibility study for the property in this phase of exploration. Six of the drill holes will be drilled to a depth of 200 meters to test the sulphide potential of the mineral system. The use of these deep holes will help us determine if there is an extension to the oxide mineralization in the underlying sulphides. Our onsite geologist will determine where the holes will be drilled based on our earlier exploration and mapping of the property. We are currently negotiating with several contractors to secure the use of a drill to undertake our drill program. To date, we have not found a contractor able to supply drills to meet our time schedule. We cannot, with any certainty, predict when a drill rig may become available to us. The unavailability of such drill rigs could hamper our exploration plans, but management believes that we can generate sufficient information from the trenching program, to mine the oxide mineralization on the property. We have not determined any known reserves on this property to date.

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

One of the main purposes of this phase of exploration is to delineate the mineralized ore body and map the grade of the mineralization that will allow us to refine our plan to put the property into production. If the exploration program does not provide us with the results we deem necessary to continue exploration, then, on a recommendation from our senior geologist or VP of Exploration and managements’ concurrence on his findings, we will cease exploration on the property and any plans to put the property into production. If no further exploration is warranted, then we will discontinue any payments to the concession holders and allow our option to lapse. We will also then try to sell the mining equipment we have recently purchased. If we allow the option to lapse, we will be obligated, by the Mexican Government, to complete some reclamation work on the property of approximately $50,000. These funds would come from the bond we have already paid to the government in the amount of $67,000. Any funds not expended on reclamation would be returned to us by the Government. All of the money that we had invested in the exploration of the Cieneguita Property would be lost.

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

Coinciding with phase 2 of our exploration program, we will commission a mine design to determine how to put the Cieneguita Property into production. At this time, we do not plan to implement a feasibility study for this property but feel we have sufficient information to put the property into production. The mine design will be commissioned to a third party contractor with expertise in heap leach mining. This contractor, an engineering firm, will review all of the data that we have accumulated from Glamis Gold’s previous exploration and from the trenching and sampling we have completed on the property. All of this information will be put on a map laying out the structure of the mineralized zone on our property to assist in mining the ore. The key purpose of this map is to help enable our on-site geologist to monitor grade control during mining. Additionally, from the information accumulated so far on the Cieneguita Property, the mining engineer will design a heap leach mining operation best suited to the tonnage, grade of the ore and availability of land to build leaching pads.

The mine design will call for the mining operation to be run by a third party contractor, who will charge the company a flat fee per tonne of rock that is moved. It is estimated by the engineer designing the mine that the cost per tonne of rock moved from the property to the mill site will be approximately $1.30 per tonne of rock. This fee is only an estimate, as no contractor at this time has been engaged to mine the mineralized ore nor provided us with a firm quote on the cost of mining. The actual cost of mining the ore may be much higher, and no assurance can be given as to the actual cost at this time. The engineering firm who will design the mine has stated that one of the key objectives at this stage of the mining operation will be grade control. The proper grade of ore shipped to the milling site is imperative to ensure a profitable operation. If the head grade is too low, we will not recover enough gold from the rock to maintain a profitable operation. Conversely, a head grade of ore that is too high will shorten the life of the mine. We are estimating that the total cost of mining and milling the ore will be approximately $13 per tonne. If the price of gold fluctuates up or down, we may have to adjust our cut off grade, which is currently 1.5 grams per tonne, which will affect the over all life of the mine.

The milling of the ore at the mine site will also be contracted out to a third party. The following is a brief description of the mining process we plan to use. First, the ore is crushed by a crusher into a smaller size. Second, the rock is deposited on a conveyor belt and moved to the agglomorator. Third, the agglomorator mixes the rock with lime, and then the rock is moved to a stacker. A stacker is a moveable conveyor belt that oscillates back and forth, distributing the rock equally onto a heap leach pad. At that point, the rock is sprinkled with a cyanide mixture for approximately 30 days. The fluid from the percolation through the rock is then pumped through carbon filters. Waste rock is dumped into a ravine, per our permits, while the carbon filters are shipped to a third party for extraction of the precious metals. The waste rock is completely free of any harmful chemicals and is restored to the original ph it had prior to mining.

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

We will engage an independent third part consultant to review the work of the engineering firm to verify and agree with the results of the mine design. The independent third party engineers will work with the mining engineering firm to agree on a final design. We estimate that the mine design will be completed by the end of December 2006 and will cost approximately $50,000. We will pay for the work from our general working capital. The milling equipment and cost of building the plant will be approximately $2,200,000. We estimate that we will need approximately $1,100,000 for working capital during the first four months of operation of the mine. There can be no assurance given that if the property is put into production that, after four months of operation, we will have recovered any precious metals from the milling process. We will need to continue to fund working capital if the precious metals are not in the ore as predicted. We will need to raise additional capital to put the property into production and to fund at least the first four months of working capital. The funds would be raised through the sale of debt or equity. We have not identified any additional sources of capital at this time. Furthermore, once we have commenced production, we can give no assurance that we will be profitable or recover any gold.

Guazapares Property

1.     Phase 1 Exploration.

Budget:      Concurrently with the exploration of the Cieneguita Property, we have budgeted approximately $450,000 of our general working capital for exploration on our Guazapares Property until April 2007. These funds will come from our general working capital.

Milestones:      The goals of the first phase of exploration on the Guazapares Property are to collect rock sample and complete the mapping of the property. We anticipate that this phase will be completed by the end of January 2007. If management determines that the results warrant additional exploration, we will begin phase 2 of exploration, as described below.

We believe that most of the mining concessions being explored in the Guazapares area are epithermal silver deposits similar to the Cieneguita Property. However, because we do not have the same amount of detailed information on Guazapares as we do on Cieneguita, the exploration program will cost more than the exploration program on Cieneguita.

We have one full time geologist working on the Guazapares Property collecting rock samples and mapping the property. The goal for this phase is the completion of mapping on the property at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. Rock samples were taken from the property. The rock samples from this phase were sent to Chemex ALS in Chihuahua for chemical analysis and assaying. The sampling protocol followed the best mining practices. The results from this first phase of the exploration program have the goal of determining whether subsequent exploration was warranted and if a drill program should be commenced. This phase 1 of work includes reviewing available data to create a structural mineralization framework. We will map the topography and sample the entire underground workings along the main level of the San Antonio mine. The distribution of the veins, lithology and alteration will be mapped.

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

Milestones:      The goals of phase 2 of exploration are to conduct more detailed soil and rock sampling, perform ground-based geophysical measurements, map the topography, and sample trenches in order to define the structural framework of the mineralized zone to facilitate a drilling program, if warranted. This phase commenced in February 2007 and is expected to be completed by the end of May 2007.

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

The purpose of this phase of exploration will be to define the structural mainframe of the mineralized zone to facilitate the placing of drill holes. Once this information is obtained from phase two of the exploration project, our senior geologist and our new VP of Exploration will review all of the data collected and make a recommendation to management. Management, at that time, will review the exploration data collected and the recommendations and make a determination whether additional work is advisable. If the management determines that additional exploration is not warranted, then we will likely discontinue exploration and make no further property payments, abandoning the concessions. If we abandon the Guazapares Property, we will not have to make any further property payments as per our property purchase agreements. We will, however, lose all the funds we have expended on the property to date including property payments made to date. If management determines that further exploration is warranted, we will conduct phase 3 of our exploration program.

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

We do not have enough information at this time to determine any specifics on how the drilling phase of the exploration program would be implemented. We will be able to make this determination once we have all of the information back from the second phase of exploration. Management and the new VP of Exploration will review the information from phase 2 and decide whether or not to continue exploration. If the decision is to continue, we will begin the third phase of exploration. In this phase, if sufficient funds can be generated to pay for the drilling, and assuming drill rigs are available in the area, our plan would be to commence this program in June 2007, and it would last approximately 60 days. The results of this drill program would take approximately 90 days to be assayed and interpreted. Once those result are known, we would consult with our lead exploration geologists and our new VP of Exploration to determine whether to abandon the Guazapares Property or continue with further drilling exploration.

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

1.     Phase 1 Exploration.

Budget:      We have planned for an exploration program, budgeted at approximately $200,000 from general working capital through April 2007, on our Encino Gordo Property. Of this, $50,000 will be used for mapping and sampling, which we anticipate completing by February 2007. The funds will be spent as directed by our VP Exploration. The funds will come from general working capital.

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

We intend to map the property at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000 by the end of October 2006.

We have conducted sampling on the property. A total of 43 stream sediment samples were collected from the various arroyos cutting the property. Samples of greater than 1 kilogram were collected with material crushed to less than 1 mm size. Samples of this rock will be analyzed by Chemex ALS for gold content plus 27 other mineral elements associated with the rock. The sampling protocol followed the best mining practices. The purpose of the sampling was to further define the ore grade and potential of the property. To date, three samples returned anomalous results of gold which require follow-up to verify source areas. We would expect the balance of the samples to be returned by the end of February 2007.

We plan to prepare a list of preliminary drill hole locations to accompany the SAMARNAT work permit application. We intend to file the application for the permit by the end of February 2007, with approval from SAMARNAT expected by the end of April 2007. Once the work permit is approved, our goal will be to drill the targets as recommended by our VP of Exploration. We cannot predict with any accuracy when, if ever, we will commence drilling on this property and the cost of such drilling. We plan to apply for drill permits before determining whether or not a drill program will be commenced in order to save time in the event a drill program is recommended. Much additional exploration work must be completed and a definitive exploration plan needs to be prepared by our VP of Exploration before management can determine whether or not to continue to the next phase of exploration. The actual drill hole locations are likely to change from those submitted with the working plan permit as drill targets are reviewed. This change of targets will not affect the working permit as such a movement of locations is anticipated in the issuing of the permits.

Our goal is to have this further exploration completed by the end of February 2007, and a geological report prepared by our senior geologist on the Encino Gordo Property should be available 60 days thereafter. Depending on the results of the report, as determined by management, we intend to either abandon the Encino Gordo Property, in which case no further payments would be made or would be due under our agreements to acquire these concessions, or to make additional expenditures to determine potential drill targets.

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

Expenses

Our expenses increased to $1,310,000 for the three months ended May 31, 2006 compared to $13,000 for the three months ended May 31, 2005, representing an increase of $1,297,000. The increase is primarily attributable to the costs associated to raising capital, stock-based compensation expense and developing exploration program which commenced in the prior fiscal quarter.

General and administrative cash expenses increased to $570,000 in the three months ended May 31, 2006 compared to $13,000 in the three months ended May 31, 2005, representing an increase of $557,000. Management fees increased to $88,000 in the three months ended May 31, 2006 from $nil in the three months ended May 31, 2005. The increase was attributable to a new management team appointed in the prior fiscal quarter. Finders’ fees increased to $285,000 in the three months ended May 31, 2006 from $nil in the three months ended May 31, 2005. The increase was attributable to two private placements; a unit offering and convertible debentures. Accounting and legal fees increased to $41,000 in the three months ended May 31, 2006 from $8,000 in the three months ended May 31, 2005. The increase in fees was primarily attributable to higher auditing costs and the cost of regulatory filings with the SEC.

Stock-based compensation expenses of $487,000 in the three months ended May 31, 2006 compared with $nil for the three months ended May 31, 2005 relate to 8,218,000 warrants being expensed equally over eight quarters, starting with the quarter ended February 28, 2006.

Mineral exploration in the three months ended May 31, 2006 increased to $252,000 compared to $nil for the three months ended May 31, 2005. The Company was not in a developing exploration program during the three months ended May 31, 2005. We anticipate that exploration expenditures will increase in fiscal 2007 as a result of exploration activities on our Mexican mineral properties.

Acquisition of resource properties was $nil for both three months ended May 31, 2006 and 2005.

Loss

Our net loss increased to $3,602,000 for the three months ended May 31, 2006 compared to $14,000 for the three months ended May 31, 2005, representing an increase of $3,588,000. This increase in our loss was primarily attributable to a beneficial conversion feature of $2,266,000 on convertible debentures issued in the three months ended May 31, 2006; which was recorded as interest expense. We anticipate that we will continue to incur losses until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from our Mexican mineral properties. There is no assurance that we will be able to commence the development stage of our operations at any of our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage.  As of May 31, 2006, we have total assets of $2,150,000, total liabilities of $3,004,000, and a deficit of $21,940,000 accumulated during the exploration stage.

Cash and Working Capital

We had cash of $2,075,000 as of May 31, 2006, compared to cash of $480,000 as of February 28, 2006, and $10,000 as of May 31, 2005. We had working capital of $2,061,000 as of May 31, 2006, compared to working capital of $46,000 as of February 28, 2006, and a working capital deficiency of $736,000 as of May 31, 2005.

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

Cash Used in Operating Activities

Cash used in operating activities increased to $873,000 for the three months ended May 31, 2006 compared to $10,000 for the three months ended May 31, 2005. The cash used in operating activities came primarily from convertible debt and equity sales of our common shares. It was primarily used for General and Administrative costs and for the acquisition of resource properties.

Investing Activities

Cash used in investing activities increased to $1,962 for the three months ended May 31, 2006 compared to $nil for the three months ended May 31, 2005. Cash used in investing activities was used to acquire office equipment for our office in Mexico.

Financing Activities

Cash provided by financing activities increased to $2,471,000 for the three months ended May 31, 2006 compared to cash used of $15,000 for the three months ended May 31, 2005. All cash provided by financing activities was provided by convertible debt and share issuances. Cash provided by financing activities was used to fund our operating and investing activities.

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

On March 4, 2006, the Company agreed to issue 1,651,000 common shares at a price of $0.25 per share to settle $413,000 in promissory notes payable. As a condition, the promissory note holders waived all accrued interest payable on the notes. On April 6, 2006, these shares were issued and the Company recorded a $7,000 gain on settlement of debt.

During the quarter ended May 31, 2006, the Company issued a total of $2,266,000 convertible debentures. The convertible debentures, with principal and accrued interest at 7% per year are convertible into units at the option of the holder.  Each unit consists of a warrant to purchase 25,000 of the Company’s common shares at $1.00 and $25,000 of debt, which may be converted to common shares at $0.50 per share and is exercisable until April 30, 2008.  In addition, the warrants are redeemable by the Company, at $.01 per share, in the event the Company’s Common Stock closes with a bid price, on average, over $3.00 per share for a consecutive 20-day period. There were no convertible debentures issued on the three months ended May 31, 2005.

The amount of our convertible debt outstanding at May 31, 2006 was $2,918,000 compared to $652,000 at February 28, 2006 and $705,000 at May 31, 2005.

In June 2006, all of the holders of the $2,918,000 convertible debentures converted to common shares at $0.50 per share. The Company issued 5,835,000 common shares and 2,918,000 warrants to debenture holders upon the conversion. We have paid to the convertible debenture holders a total of $59,000, which is their accumulated interest on the debentures.

We believe that the cash on hand derived from the sale of securities totaling $3,293,000 will be sufficient to fund our budgeted exploration and operation costs until April 2007.

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

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. The Company had working capital of $2,061,000 as of May 31, 2006, and an accumulated deficit of $35,557,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of May 31, 2006 to provide reasonable assurance of the achievement of these objectives.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the quarter ended May 31, 2006, the Company issued $2,266,000 of convertible debentures, with principal and accrued interest at 7% per year, convertible into units at the option of the holder. Each unit consists of a warrant to purchase 25,000 common shares at $1.00 per share and $25,000 of debt, which may be converted to common shares at $0.50 per share and is exercisable until April 30, 2008. These warrants are redeemable by the Company, at $0.01 per share, in the event the Company’s Common Stock closes with a bid price, on average, over $3.00 per share for a consecutive 20 day period.

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

On March 4, 2006, the Company agreed to issue 1,651,000 common shares at a price of $0.25 per share to settle $413,000 in promissory notes payable and on April 6, 2006, these shares were issued.

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

4.8
Convertible Debenture template used to sell debentures and units of Mexoro Minerals Ltd. for the offering that occurred in January through May of 2006 (Herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006).

4.9
Stock option plan approved by the shareholders of Mexoro Minerals, Ltd. on February 13, 2006. (Herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006).

4.10
Subscription Agreement template used to sell units of Mexoro Minerals Ltd. for the offering that occurred in February and March of 2006 and was offered to accredited investors under Regulation D (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

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

10.9
ASSIGNMENT OF CONTRACT AGREEMENT made and entered in the City of Chihuahua, State of Chihuahua as of this the 18th day of August, 2005, among MINERA RIO TINTO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and RAFAEL FERNANDO ASTORGA HERNÁNDEZ, having a domicile at Calle República de Uruguay No. 706 of the City of Chihuahua, Chih, and SUNBURST MINING DE MÉXICO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (San Antonio) (herein incorporated by reference from the Company’s report on Form 8-K for report date August 22, 2005 and filed with the Securities and Exchange Commission on August 25, 2005).

10.10
ASSIGNMENT OF CONTRACT AGREEMENT made and entered in the City of Chihuahua, State of Chihuahua as of this the 18th day of August, 2005 among MINERA RIO TINTO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, having an office at Av. Pascual Orozco Number 2117- Altos, La Cima, C. P. 31310, Chihuahua, Chihuahua, and MINERA RACHASA, S.A. DE C.V., a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and having an office at Niños Héroes No. 410 Colonia Centro, Chihuahua, Chihuahua (RFC BMM-900120-8B6), and SUNBURST MINING DE MÉXICO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (San Francisco) (herein incorporated by reference from the Company’s report on Form 8-K for report date August 22, 2005 and filed with the Securities and Exchange Commission on August 25, 2005).

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

10.17
Amendment to the New Agreement, dated April 6, 2006 by and among Mexoro Minerals, Ltd., Sunburst Mining de Mexico S.A. de C.V., and Minera Rio Tinto, S.A. de C.V. (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

10.18
Addendum To Purchase Contract Of Mining Rights To Lump Sum Entered Into On May 6, 2004 by Corporativo Minero, S.A. De C.V. And Sunburst Mining De Mexico, S.A. De C.V., dated March 24, 2006 (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

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
Date: March 16, 2007