Form 10QSB/A
period 2006-08-31
MEXORO MINERALS LTD
filed 2007-03-16
CIK 1046672

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

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended August 31, 2006, to reflect changes in our management’s discussion and analysis.

Any items included in the original report on Form 10-QSB for the period ended August 31, 2006, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof. Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

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
August 31, 2006
(Unaudited) (U.S. Dollars)

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Financial Statements
(Unaudited) (U.S. Dollars)
Restated - Note 2

	August 31, 2006 (Unaudited)	February 28, 2006 (Audited)

Assets
Current
Cash and cash equivalents	$1,534,113	$479,530
Amounts receivable	97,954	10,069
Prepaid expenses	-	48,269
	1,632,067	537,868
Equipment (note 5)	91,188	880

Total assets	$1,723,255	$538,748

Liabilities
Current
Accounts payable and accrued liabilities	$181,633	$79,124
Promissory notes (note 7)	-	412,800
	181,633	491,924
Convertible debentures (note 8)	-	652,000

Total liabilities	181,633	1,143,924

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 21,036,102 (2006 - 12,799,902) (note 10)	19,304,277	15,573,977
Additional paid-in capital	7,479,596	3,991,596
Stock subscriptions	-	170,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(23,252,727)	(18,338,373)
Other comprehensive income	13,903	1,051
Total stockholders’ equity (deficiency)	1,541,622	(605,176)

Total liabilities and stockholders’ equity (deficiency)	$1,723,255	$538,748
Going concern (note 4)
Commitments (note 6)
Contingent liability (note 14)
Subsequent events (note 15)

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Statements of
Operations and Retained Deficit
(Unaudited) (U.S. Dollars)
Restated - Note 2

	Three Months Ended		Six Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005	Period from Inception of Exploration Stage (March 1, 2004) To August 31, 2006

Expenses
General and administrative	$227,472	70,812	797,760	$83,864	$1,494,507
Stock-based compensation	735,250	-	1,222,500	-	2,044,705
Mineral exploration	352,237	-	604,498	-	604,498
Acquisition of resource properties	-	150,000	-	150,000	15,306,422

Operating loss	(1,314,959)	(220,812)	(2,624,758)	(233,864)	(19,450,132)
Other income (expenses)
Interest expense	(15,532)	(400)	(2,320,973)	(1,690)	(3,967,157)
Interest income	18,063	-	24,118	-	24,118
Gain on settlement of debt (notes 7 & 8)	-	-	7,259	-	140,444

Net loss	(1,312,428)	(221,212)	(4,914,354)	(235,554)	(23,252,727)
Accumulated deficit during the
exploration stage, beginning (note 2)	(21,940,299)	(13,926,830)	(18,338,373)	(13,912,488)	-
Accumulated deficit during the
exploration stage, ending	$(23,252,727)	$(14,148,042)	(23,252,727)	$(14,148,042)	$(23,252,727)

Other comprehensive income
Foreign exchange gain (loss) on translation	1,707	(1,578)	(30,905)	5,133	(23,975)

Total comprehensive loss	$(1,310,721)	$(222,790)	$(4,945,259)	$(230,421)	$(23,276,702)

Total loss per share - basic and diluted	$(0.70)	$(0.13)	$(0.30)	$(0.14)

Weighted average number of shares of
common stock - basic and diluted	18,882,406	1,743,228	16,521,139	1,740,566

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited) (U.S. Dollars)
Restated - Note 2

	Six Months Ended
	August 31, 2006	August 31, 2005	Period from Inception of Exploration Stage (March 1, 2004) To August 31, 2006
Operating activities
Net loss	$(4,914,354)	$(235,554)	$(23,252,727)
Adjustments to reconcile net income (loss) to net cash flows
Write off of note receivable	-	-	57,500
Acquisition of resource properties for stock	-	150,000	13,065,000
Amortization	3,049	-	3,049
Discount on convertible debenture	-	-	175,000
Non-cash component of gain on settlement of debt	-	-	(175,000)
Effect of foreign currency translation on cash	-	-	(7,878)
Stock-based compensation	1,222,500	-	3,657,705
Beneficial conversion feature	2,265,500	-	3,717,500
Prepaid expense	48,269	-	6,480
Amounts receivable	(87,884)	(163,008)	(89,747)
Customer deposits	-	-	(44,809)
Accounts payable and accrued liabilities	102,509	31,255	159,440
Cash used in operating activities	(1,360,411)	(217,307)	(2,728,487)
Investing activity
Purchase of property and equipment	(90,308)	-	(91,188)
Cash used in investing activity	(90,308)	-	(91,188)
Financing activities
Proceeds from notes payable	-	5,000	562,800
Proceeds from convertible debentures	2,240,500	-	3,692,500
Proceeds from exercise of options	-	25,000	78,000
Proceeds from exercise of warrants	50,000	-	50,000
Repayment of notes payable	-	(23,100)	(178,500)
Repayment of convertible debentures	-	-	(530,000)
Stock subscriptions	(170,000)	255,500	-
Issuance of common stock	375,000	-	647,109
Cash provided by (used in) financing activities	2,495,500	262,400	4,321,909
Inflow of cash and cash equivalents	1,044,781	45,093	1,502,234
Effect of foreign currency translation on cash	9,802	3,795	9,802
Cash and cash equivalents, beginning	479,530	35,122	22,077
Cash and cash equivalents, ending	$1,534,113	$84,010	$1,534,113
Supplemental cash flow information
Interest paid	55,473	$-	$162,157
Common stock issued on conversion of debt	2,917,500	-	3,217,500
Common stock issued on settlement of notes payable	412,800	-	412,800
Shares issued for services	$-	$-	$90,000

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
(Unaudited) (U.S. Dollars)

2.RESTATEMENTS (continued)

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

The effect of these adjustments on the Company’s consolidated financial condition is as follows:

	28-Feb-06
	Restated	Restated in 2(a)

Additional paid-in capital	7,402,346	16,082,346
Accumulated deficit	(21,759,123)	(30,439,123)

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited) (U.S. Dollars)

2.RESTATEMENTS (continued)

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

The effect of this adjustment on the Company’s consolidated financial condition is as follows:

	31-August-06		28-Feb-06
	Restated	Originally reported	Restated	Restated in 2(b)
Common stock	$19,304,277	$19,314,277	$15,573,977	$15,583,977
Accumulated deficit	(25,688,977)	(25,698,977)	(21,749,123)	(21,759,123)

The effect of this adjustment on the Company’s consolidated results of operations is as follows:

Period ended	28-Feb-06
	Restated	Restated in 2(b)
General and administrative	459,337	469,337
Net loss for the period	(7,836,635)	(7,846,635)
Loss per share	$ (3.59)	$ (3.59)

In addition, in the year ending February 28, 2006, management revised the disclosure in the consolidated statement of cash flows respecting the non-cash component of the gain on settlement of debt.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited) (U.S. Dollars)

2.RESTATEMENTS (continued)

The effect of this adjustment on the Company’s consolidated statement of cash flows is as follows:

Period ended	28-Feb-06
	Restated	Originally Reported
Operating activities
Non-cash component of gain on settlement of debt	$ (175,000)	-

Financing activities
Repayment of convertible debenture	$ 530,000	$ 705,000

(d)
After further review, management has determined that, in the year ended February 28, 2006, shares issued for services and recorded as compensation expense was overstated by $3,410,750. A compensation expense totalling $3,898,000 should be amortized over the term of the contract. Accordingly, this amount has been corrected and is now recorded as $487,250 per quarter.

The effect of this adjustment on the Company’s consolidated financial condition is as follows:

	31-August-06		28-Feb-06
	Restated	Restated in 2(c)	Restated	Restated in 2(c)
Additional paid-in capital	$7,479,596	$9,915,846	$3,991,596	$7,402,346
Accumulated deficit	(23,252,727)	(25,688,977)	(18,338,373)	(21,749,123)

The effect of this adjustment on the Company’s consolidated results of operations is as follows:

Period ended	31-August-06		28-Feb-06
	Restated	Originally reported	Restated	Restated in 2(c)
Stock-based compensation	$735,250	$248,000	$735,250	$4,146,000
Net loss for the period	(1,312,428)	(825,178)	(4,425,885)	(7,836,635)
Loss per share	(0.70)	(0.04)	(2.03)	(3.59)

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited) (U.S. Dollars)

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
(Unaudited) (U.S. Dollars)

3.SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited) (U.S. Dollars)

3.SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Consideration of other comprehensive income items

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
(Unaudited) (U.S. Dollars)

3.SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
(Unaudited) (U.S. Dollars)

3.SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The accompanying financial statements have been prepared on a going-concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at August 31, 2006, the Company had working capital of $1,450,434 (February 28, 2006 - $45,944) and a cumulative loss during the exploration stage of $23,252,727 (February 28, 2006 - $18,338,373). These conditions raise substantial doubt about the Company’s ability to continue as a going-concern.

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
(Unaudited) (U.S. Dollars)

6.MINERAL PROPERTIES (Continued)

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

On March 4, 2006, the Company agreed to issue 1,651,200 shares of common stock at a price of $0.25 per share to settle $412,800 in promissory notes payable. As a condition, to this arrangement the promissory note holders waived all accrued interest payable on the notes. On April 6, 2006, these shares were issued (note 10) and the Company recorded a $7,259 gain on settlement of debt.

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
(Unaudited) (U.S. Dollars)

8.CONVERTIBLE DEBENTURES (Continued)

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

In January and February 2006, the Company issued convertible debentures, with principal and accrued interest at 7% per year, convertible into units at the option of the holder.  Each unit consists of a warrant to purchase 25,000 shares of common stock at $1.00 per share and $25,000 of debt, which at the option of the holder, may be converted to shares of common stock at $0.50 per share until April 30, 2008.  As at February 28, 2006, the Company had issued convertible debentures in the amount of $652,000

A beneficial conversion feature of $489,000 was recorded in interest expense as to the anticipated conversion of these debentures. Also included in interest expense was $163,000 representing the relative fair value of the warrants (immediately exercisable) in relation to the convertible debt.

During the quarter ended May 31, 2006, the Company issued an additional $2,265,500 of convertible debentures, with principal and accrued interest at 7% per year, convertible into units at the option of the holder. Each unit consisted of a warrant to purchase 25,000 shares of common stock at $1.00 per share and $25,000 of debt, which at the option of the holder, may be converted to shares of common stock at $0.50 per share until April 30, 2008. A beneficial conversion feature of $1,359,300 was recorded in interest expense as to the anticipated conversion of these debentures. Also included in interest expense was $906,200 representing the relative fair value of the warrants (immediately exercisable) in relation to the convertible debt, and as a result, the aggregate sum of $2,265,500 was offset as additional paid in capital. As at May 31, 2006 there was $2,917,500 of convertible debentures outstanding.

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

10.	COMMON STOCK

	Number of Shares	Amount
Balance, February 28, 2006	12,799,902	$15,573,977
Issued pursuant to private placement	550,000	275,000
Issued pursuant to settlement of promissory notes	1,651,200	412,800
Issued pursuant to private placement	200,000	100,000
Issued pursuant to exercise of convertible debt	5,835,000	2,917,500
Issued pursuant to exercise of warrants	50,000	50,000
Shares returned to treasury	(50,000)	(25,000)

Balance, August 31, 2006	21,036,102	$19,304,277

On April 3, 2006 and May 31, 2006 the Company issued 550,000 and 200,000 shares of common stock respectively pursuant to a private placement unit offering. Units consisted of one share of common stock and one-half of one warrant. Each full warrant entitles the investor to purchase an additional share of the Company’s common stock at a price of $1.00 per share and is exercisable until April 30, 2008.

On March 4, 2006, the Company agreed to issue 1,651,200 shares of common stock at a price of $0.25 per share to settle $412,800 in promissory notes payable (note 7). On April 6, 2006, these shares were issued.

On July 5, 2006, the Company issued 5,835,000 shares of common stock on the exercise of $2,917,500 of convertible debt at a price of $0.50 per share.

On August 10, 2006, the Company issued 50,000 shares of common stock on the exercise of 50,000 warrants where each warrants was exercisable into shares of common stock at a price of $1.00 per share.

On August 15, 2006, the Company returned to treasury 50,000 shares of common stock that were issued but not delivered pending payment with respect to the convertible debt converted into shares of common stock on July 5, 2006.

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

The options are summarized as follows:

	Options	Weighted Average Exercise Price

Outstanding at February 28, 2006	930,000	$ 0.54
Granted	150,000	1.04

Outstanding at August 31, 2006	1,080,000	$0.59

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited) (U.S. Dollars)

11.STOCK COMPENSATION PROGRAM (Continued)

The following table summarizes options outstanding at August 31, 2006:

Exercise Price	Number of Options Issued	Number of Options Exercisable	Remaining Contractual Life (Years)

$0.50	890,000	490,000	9.06
$1.04	150,000	0	9.95
$1.50	40,000	40,000	3.75

	1,080,000	530,000

The Company has reserved 1,080,000 shares of common stock in the event that these options are exercised.

For the quarter ended August 31, 2006, stock-based compensation expenses totalled $248,000 (2005 - $nil), with an offsetting amount to additional paid in capital.

12.	WARRANTS

As at August 31, 2006, the Company had a total of 8,217,500 (February 28, 2006 - 5,652,000) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 8,217,500 shares of common stock in the event that these warrants are exercised.

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

The Company has also issued 2,917,500 warrants exercisable at $1.00 each pursuant to the issuance of convertible debentures (note 8). These warrants expire on April 30, 2008, and are redeemable by the Company, at $.01 per share, in the event the Company’s Common Stock closes with a bid price, on average, over $3.00 per share for a consecutive 20 day period. On August 10, 2006, 50,000 warrants were exercised into 50,000 shares of common stock at a price of $1.00 per share. On August 15, 2006, 25,000 warrants were cancelled due to non-payment of funds with respect to a convertible debt subscription in the amount of $25,000 (note 10).

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited) (U.S. Dollars)

12.WARRANTS (Continued)

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We hired a Vice President of Exploration in August 2006 to conduct our exploration programs and a geologist to assist him. We also have hired an office administrator in our office in Chihuahua. We plan to hire another geologist by the end of December 2006. Other than the one additional geologist, we do not expect any significant change in additional contractors to conduct exploration over the next 12 months. Other than the VP of Exploration, all of the employees we hire, including those involved in the exploration work we are conducting, are contracted from third parties specializing in providing employees for Mexican companies. In using such a firm, we minimize our exposure to Mexican employment law. Such liabilities are undertaken by the third party providing the services. We pay a flat rate to the third party for their services.

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

1.    Phase 1 Exploration.

Budget:    We expected the Phase 1 exploration program to cost approximately $200,000. >From January 2006 through August 2006, we spent approximately $200,000 on the phase 1 exploration of this project. We expect to spend an additional $200,000 on the property by the end of December 2006. Of this, $300,000 will be spent on the trenching, sampling and assaying on the property. We plan to spend approximately $50,000 on column testing to determine the leachability of the ore. The balance of the funds will be spent in wages, camp costs and general administrative costs. The funds will come from our general working capital. We plan to do some additional column testing to determine the leachablity of the ore. The estimated cost for these additional tests will be approximately $50,000. The funds required for these additional tests will come from general working capital.

Milestones:The milestones for the phase 1 exploration program include the review of available data to create a structural mineralization framework, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches, and the creation of new trenches. We have conducted cyanide testing on the rock to determine the best method of leaching the precious metals from the rock. We plan to complete phase 1 of our exploration program by the end of December 2006.

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

The other half of the sample was used to complete column tests to determine the leachability of the precious metals from the rock. In this test, the ore was placed in PVC tubes, and different mixtures of a cyanide solution were dripped over the top of the columns at different flow rates. The results from these tests will help determine the most effective solution to be used on the heap leach pads on the property. These tests were done by qualified geologists employed by MRT as part of our office package costs. The tests were scientifically conducted and monitored for quality control and efficacy. These tests were done to ensure that the metallurgy of the minerals allows for economic recovery of the precious metals using a cyanide heap leach process. The results of the column test indicate that up to 98% of the gold contained in the ore samples we took could be recovered from the ore if the ore is leached for a long enough period. Under actual mining production conditions in the field, though, we would anticipate that the economic recovery levels of the ore would be approximately 70% to 75% recovery of gold from the ore. The cost of the cyanide needed to produce the additional gold above the 85% level outweighs the value of the gold recovered. We cannot guarantee that we would be able to achieve this level of recovery. This is not an estimate of reserves on the property. Additional tests will be needed to determine the most effective crush size of the ore, the most cost effective flow rates of the cyanide and most economical leaching time to be undertaken if we should ever put the property into production. We anticipate these additional tests will begin in March 2007 and the tests should be completed approximately 90 days thereafter. We hope that these tests will help us optimize the potential for extracting precious metals from the ore for the mining operation.

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

Guazapares Property

1.    Phase 1 Exploration.

Budget:     Concurrently with the exploration of the Cieneguita Property, we have budgeted approximately $450,000 of our general working capital for exploration on our Guazapares Property until April 2007. Of this amount, we have spent approximately $70,000 from March 2006 through the end of August 2006 in our first phase of exploration. These funds came from our general working capital.

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

1.    Phase 1 Exploration.

Budget:     We have planned for an exploration program, budgeted at approximately $200,000 from general working capital through April 2007, on our Encino Gordo Property. Of this, $50,000 will be used for mapping and sampling, which we anticipate completing by February 2007. We have spent $30,000 through the end of August 2006. The balance of the funds will be spent as directed by our VP Exploration. The funds will come from general working capital.

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

Expenses

Our expenses during the three and six months ended August 31, 2006 were $1,315,000 and $2,625,000 respectively, compared to $221,000 and $234,000 respectively, for the three and six months ended

August 31, 2005. The increase is primarily attributable to higher General and administrative expenses as there were no stock based compensation expense and developing exploration program in comparative periods in 2005.

The following table presents the General and administrative, stock-based compensation and mineral exploration expenses:

	Three months ended August 31,		Six months ended August 31,

	2006	2005	2006	2005

General and administrative	$227,472	$70,812	$797,760	$83,864
Stock-based compensation	$735,250	-	$1,222,500	-
Mineral Exploration	$352,237	-	$604,498	-
Acquisition of resource properties	-	$150,000	-	$150,000

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

Stock-based compensation expenses of $735,000 and $1,223,000 in the three and six months ended August 31, 2006 compared to $nil in the three and six months ended August 31, 2006. The $248,000 relates to 12.5% vesting amount of the 800,000 stock options granted in February 2006 at a price of $0.50 per share. As at August 31, 2006, 25% of these stock options have vested. The balance of $487,000 pertains to 8,218,000 warrants being expensed equally over eight quarters, starting with the quarter ended February 28, 2006.

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

Loss

Our net loss increased to $1,312,000 and $4,914,000 for the three and six months ended August 31, 2006 respectively, compared to $221,000 and $236,000 for the three and six months ended August 31, 2005. The higher losses are attributed to increased expenses as stated above and expensing of $496,000 relating to the beneficial conversion feature on $2,266,000 of convertible debentures issued between March and August 2006. We anticipate that we will continue to incur losses until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from our Mexican mineral properties. There is no assurance that we will be able to commence the development stage of our operations at any of our Mexican mineral properties or achieve revenues.

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

Cash Used in Operating Activities

Cash used in operating activities increased to $1,360,000 for the six months ended August 31, 2006 respectively, compared to $217,000 for the three and six months ended August 31, 2005. The cash used in operating activities came primarily from convertible debt and equity sales of our shares of common stock. It was primarily used for General and Administrative costs and for the exploration program.

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

On April 3, 2006 and May 31, 2006 the Company issued 550,000 and 200,000 shares of common stock respectively pursuant to a private placement unit offering. Units consisted of one share of common stock and one-half of one warrant. Each full warrant entitles the investor to purchase an additional share of the Company’s common stock at a price of $1.00 per share and is exercisable until April 30, 2008.

On March 4, 2006, the Company agreed to issue 1,651,200 shares of common stock at a price of $0.25 per share to settle $412,800 in promissory notes payable (note 7). On April 6, 2006, these shares were issued.

On July 5, 2006, the Company issued 5,835,000 shares of common stock on the exercise of $2,917,500 of convertible debt at a price of $0.50 per share.

On August 10, 2006, the Company issued 50,000 shares of common stock on the exercise of 50,000 warrants where each warrants was exercisable into shares of common stock at a price of $1.00 per share.

On August 15, 2006, the Company returned to treasury 50,000 shares of common stock due to non-payment of funds with respect to the convertible debt converted into shares of common stock on July 5, 2006.

The amount of our convertible debt outstanding at August 31, 2006 was $nil compared to $2,917,500 at May 31, 2006 and $705,000 at August 31, 2005.

In June 2006, all of the holders of the $2,917,500 convertible debentures converted to shares of common stock at $0.50 per share. The Company issued 5,835,000 shares of common stock to debenture holders upon the conversion. We have paid to the convertible debenture holders a total of $59,325, which is their accumulated interest on the debentures.

We believe that the cash on hand derived from the sale of securities totalling $3,693,000 will be sufficient to fund our budgeted exploration and operation costs until April 2007.

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

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. The Company had working capital of $1,450,000 as of August 31, 2006, and an accumulated deficit during the exploration stage of $23,253,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of August 31, 2006 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 4.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 5.EXHIBITS

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

10.19
Agreement to Extend August Payment Due Date, entered into on July 18, 2006 by Minera Rio Tinto and Sunburst de Mexico (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

10.20	Amended Agreement with G.M. Capital Partners, Ltd. dated August 31, 2006 (herein incorporated by reference to the Current Report on Form 8-K dated August 31, 2006 and filed on September 21, 2006).

10.21
Letter Employment Agreement with Mathew Wunder, dated August 15, 2006 (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

10.22
Original Agreement between MRT and Corportivo Minero dated 2004 concerning the Cieneguita property (herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006.)

31.1	Certification of Chief Executive Officer of Mexoro Minerals Ltd. pursuant to Rule 13a-14(a)/15d-14(a).*

31.2	Certification of Chief Financial Officer of Mexoro Minerals Ltd. pursuant to Rule 13a-14(a)/15d-14(a). *

32.1	Certification of Chief Executive Officer of Mexoro Minerals Ltd.. pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of Chief Financial Officer of Mexoro Minerals Ltd. pursuant to 18 U.S.C. Section 1350. *

*filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEXORO MINERALS LTD.

By: /S/ Robert Knight
Robert Knight, President and Director

Date: March 16, 2007