Form 10QSB/A
period 2006-11-30
MEXORO MINERALS LTD
filed 2007-03-16
CIK 1046672

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

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended November 30, 2006, to reflect changes in our management’s discussion and analysis.

Any items included in the original report on Form 10-QSB for the period ended November 30, 2006, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof. Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

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
November 30, 2006
(Unaudited) (U.S. Dollars)

 MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited) (U.S. Dollars)
RESTATED - Note 2

	November 30, 2006	February 28, 2006
Assets
Current
Cash and cash equivalents	$842,742	$479,530
Amounts receivable	164,201	10,069
Prepaid expenses	27,490	48,269
	1,034,433	537,868
Equipment (note 5)	135,345	880

Total assets	$1,169,778	$538,748

Liabilities
Current
Accounts payable and accrued liabilities	$118,958	$79,124
Promissory notes (note 7)	-	412,800
	118,958	491,924
Convertible debentures (note 8)	-	652,000

Total liabilities	118,958	1,143,924

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 21,036,102 (2006 - 12,799,902) (note 10)	19,304,277	15,573,977
Additional paid-in capital	7,966,846	3,991,596
Stock subscriptions	-	170,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(24,221,128)	(18,338,373)
Other comprehensive income	4,252	1,051
Total stockholders’ equity (deficiency)	1,050,820	(605,176)

Total liabilities and stockholders’ equity (deficiency)	$1,169,778	$538,748
Going concern (note 4)
Commitments (note 6)
Contingent liability (note 14)
Subsequent events (note 15)
The Accompanying Notes are an Integral Part of These Financial Statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations and Accumulated Deficit
(Unaudited) (U.S. Dollars)
RESTATED - Note 2

	Three Months Ended		Nine Months Ended
	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005	Period from Exploration Stage March 1, 2004 to November 30, 2006

Expenses
General and administrative	$160,496	$148,594	$958,256	$232,458	$1,655,003
Stock-based compensation	487,250	-	1,709,750	-	2,531,955
Mineral exploration	333,050	-	937,548	-	937,548
Impairment of mineral property costs	-	-	-	150,000	15,306,422

Operating loss	(980,796)	(148,594)	(3,605,554)	(382,458)	(20,430,928)
Other income (expenses)
Interest expense	-	(1,323)	(2,320,973)	(3,013)	(3,967,157)
Interest income	12,395	-	36,513	-	36,513
Gain on settlement of debt (notes 7 and 8)	-	133,185	7,259	133,185	140,444

Net loss	(968,401)	(16,732)	(5,882,755)	(252,286)	(24,221,128)
Accumulated deficit during the
exploration stage, beginning (note 2)	(23,252,727)	(3,856,769)	(18,338,373)	(3,621,215)	-
Accumulated deficit during the
exploration stage, ending	$(24,221,128)	$(3,873,501)	$(24,221,128)	$(3,873,501)	$(24,221,128)

Other comprehensive income
Foreign exchange gain (loss) on translation	26,653	(1,618)	(4,252)	4,554	(4,252)

Total comprehensive loss	$(941,748)	$(15,114)	$(5,887,007)	$(247,732)	$(24,218,450)

Total loss per share - basic and diluted	$(0.05)	$(0.01)	$(0.33)	$(0.14)

Weighted average number of shares of
common stock - basic and diluted	21,036,102	1,782,028	18,015,181	1,763,738

The Accompanying Notes are an Integral Part of These Financial Statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited) (U.S. Dollars)
RESTATED - Note 2

	Nine Months Ended
	November 30, 2006	November 30, 2005	Period from Inception of Exploration Stage March 1, 2004 to November 30, 2006
Operating activities
Net loss	$(5,882,755)	$(252,286)	$(24,221,128)
Adjustments to reconcile net income (loss) to net cash flows
Write off of note receivable	-	-	57,500
Impairment of mineral property costs for stock	-	150,000	13,065,000
Issuance of shares for Consulting Services	-	100,000	-
Amortization	15,192	-	15,192
Discount on convertible debenture	-	-	175,000
Non-cash component of gain on settlement of debt	-	(133,185)	(175,000)
Stock-based compensation	1,709,750	-	4,144,955
Beneficial conversion feature	2,265,500	-	3,717,500
Prepaid expense	20,779	-	(21,010)
Amounts receivable	(154,132)	(13,094)	(155,995)
Customer deposits	-	-	(44,809)
Accounts payable and accrued liabilities	39,834	80,863	96,765
Cash used in operating activities	(1,985,832)	(67,702)	(3,346,030)
Investing activity
Purchase of property and equipment	(149,657)	-	(150,537)
Cash used in investing activity	(149,657)	-	(150,537)
Financing activities
Proceeds from notes payable	-	455,300	562,800
Proceeds from convertible debentures	2,240,500	-	3,692,500
Proceeds from exercise of options	-	43,000	78,000
Proceeds from exercise of warrants	50,000	-	50,000
Repayment of notes payable	-	(28,500)	(178,500)
Repayment of convertible debentures	-	(541,815)	(530,000)
Stock subscriptions	(170,000)	107,500	-
Issuance of common stock	375,000	-	647,109
Cash provided by (used in) financing activities	2,495,500	35,485	4,321,909
Inflow of cash and cash equivalents	360,011	(32,217)	825,342
Effect of foreign currency translation on cash	3,201	(1,325)	17,400
Cash and cash equivalents, beginning	479,530	35,122	-
Cash and cash equivalents, ending	$842,742	$1,580	$842,742
Supplemental cash flow information
Interest paid	$55,473	$-	$162,157
Income taxes paid	-	-	-
Common stock issued on conversion of debt	2,917,500	-	3,217,500
Common stock issued on settlement of notes payable	412,800	-	412,800
Shares issued for services	-	-	90,000

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

2.    RESTATEMENT

After further review, management has determined that, in the year ended February 28, 2006, shares issued for services and recorded as stock-based compensation expense totalling $3,898,000 should be amortized over the 24-month term of the contract. Accordingly, this amount has been corrected and is now recorded as $487,250 per quarter starting at December 1, 2005 and ending November 30, 2007. Therefore, these November 30, 2006 quarterly financial statements have been restated.

The effect of this adjustment on the Company’s consolidated financial condition is as follows:

	November 30, 2006		February 28, 2006
	Restated	Originally reported	Restated	Originally reported

Additional paid-in capital	7,966,846	9,915,846	3,991,596	7,402,346
Accumulated deficit	(24,221,128)	(26,170,128)	(18,338,373)	(21,749,123)

 MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2006
(Unaudited) (U.S. Dollars)
RESTATED - Note 2

2. RESTATEMENT (continued)

The effect of this adjustment on the Company’s consolidated results of operations is as follows:

Period ended	November 30, 2006 Three months ended		November 30, 2006 Nine months ended
	Restated	Originally reported	Restated	Originally reported

Stock-based compensation	487,250	-	1,709,750	248,000
Net loss for the period	(968,401)	(481,151)	(5,882,755)	(4,421,005)
Loss per share	$ (0.05)	$ (0.02)	$ (0.33)	$ (0.25)

In addition, in the nine months ending November 30, 2006, management revised the disclosure in the consolidated statement of cash flows reflecting the restated stock-based compensation and errors in the classification of financing activities.

The effect of these adjustments on the Company’s consolidated statement of cash flows is as follows:

Period ended	November 30, 2006
	Restated	Originally Reported
Operating activities
Net loss	$ (5,882,755)	$ (4,421,005)
Stock-based compensation	1,709,750	248,000

Financing activities
Proceeds of convertible debentures	$ 2,240,500	$ (652,000)
Proceeds from exercise of warrants	50,000	-
Issuance of common stock	375,000	3,317,500

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

              (iv)  Translation risk
The Company translates the results of non-U.S. operations into U.S. currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time. Accordingly, there is a risk, does not incur significant transactions in-non-U.S. currency.

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

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2006
(Unaudited) (U.S. Dollars)
RESTATED - Note 2

3. SIGNIGICANT ACCOUNTING POLICIES (Continued)

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
RESTATED - Note 2

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

(v)   In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

(vi)   FIN 48, Accounting for Uncertainty in Income Taxes (Interpretation of FASB statement 109). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will adopt this interpretation effective March 1, 2007.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2006
(Unaudited) (U.S. Dollars)
RESTATED - Note 2

4.  GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at November 30, 2006, the Company had working capital of $915,475 (February 28, 2006 - $45,944) and a cumulative loss during the exploration stage of $24,221,128 (February 28, 2006 - $18,338,373). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

5. EQUIPMENT

	November 30, 2006			February 28, 2006
	Cost	Accumulated Depreciation	Net	Net

Office equipment	$16,573	$(288)	$16,285	$880
Vehicles	103,115	(9,963)	93,152	-
Software	16,205	(4,051)	12,153	-
Computers	14,557	(803)	13,755	-
	$150,450	$15,105	$135,345	$880

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

 MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2006
(Unaudited) (U.S. Dollars)
RESTATED - Note 2

6. MINERAL PROPERTIES (Continued)

On August 25, 2005, the joint venture agreement was cancelled and the Company entered into a new arrangement with MRT.  Instead of a joint venture, the Company incorporated a Mexican wholly-owned subsidiary, Sunburst de Mexico, which took title to the properties.  The Company entered into additional agreements with MRT, which provided Sunburst de Mexico options on the concessions for the Guazapares properties and additional concessions for the Cienequita properties, and the right of first refusal on two additional Encino Gordo properties (collectively, the “Property Agreements”). The parties also entered into an operating agreement, which gave MRT the sole and exclusive right and authority to manage the Cieneguita Property.

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
RESTATED - Note 2

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
RESTATED - Note 2

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

The fair value of the warrants attached to the convertible debentures as discussed above was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	112,500 Warrants - attached to $675,000 Convertible Debenture	135,000 Additional Rights Warrants - attached to $675,000 Convertible Debenture	2,917,500 Warrants

Expected life	5 years	5 years	2 years
Expected volatility	107%	107%	107%
Risk free interest rate	5%	5%	5%
Expected dividends	-	-	-
Exercise price	$6.00	$5.00	$1.00
Weighted average fair value of warrant	$6.00	$5.00	$1.10
Stock price at date of grant	$6.50	$6.50	$1.45

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

10.    COMMON STOCK

	Number of Shares	Amount
Balance, February 28, 2006	12,799,902	$15,583,977
Issued pursuant to private placement	550,000	275,000
Issued pursuant to settlement of promissory notes	1,651,200	412,800
Issued pursuant to private placement	200,000	100,000
Issued pursuant to exercise of convertible debt	5,835,000	2,917,500
Issued pursuant to exercise of warrants	50,000	50,000
Shares returned to treasury	(50,000)	(25,000)

Balance, November 30, 2006	21,036,102	$19,314,277

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
RESTATED - Note 2

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

On August 15, 2006, the Company granted 150,000 stock options to an employee at $1.04 (a 10% discount to market price on the day of acceptance), which vest over a three year period at a rate of 25,000 stock options every six months. Compensation cost, being the fair value of the options, is calculated to be $171,000 of which $28,500 is expensed every six months as they vest.

The fair value of the 150,000 options was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 143%, a risk-free rate of 4% and no assumed dividend rate.

The options are summarized as follows:

	Options	Weighted Average Exercise Price

Outstanding at February 28, 2006	930,000	$ 0.54
Granted	150,000	1.04

Outstanding at November 30, 2006	1,080,000	$0.54

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2006
(Unaudited) (U.S. Dollars)
RESTATED - Note 2

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

For the quarter ended November 30, 2006, there was no stock-based compensation expense related to stock options issued or vested.

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

The Company has also issued 2,917,500 warrants exercisable at $1.00 each pursuant to the issuance of convertible debentures (note 8). These warrants expire on April 30, 2008, are redeemable by the Company, at $.01 per share, in the event the Company’s Common Stock closes with a bid price, on average, over $3.00 per share for a consecutive 20 day period and are settled on a physical basis. On August 10, 2006, 50,000 warrants were exercised into 50,000 shares of common stock at a price of $1.00 per share. On August 15, 2006, 25,000 warrants were cancelled due to non-payment of funds with respect to a convertible debt subscription in the amount of $25,000 (note 10).

 MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2006
(Unaudited) (U.S. Dollars)
RESTATED - Note 2

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

The Company has also issued 375,000 warrants exercisable at $1.00 each pursuant to a private placement unit offering from shares issued on April 3, 2006 and May 31, 2006. Each warrant entitles the investor at their option to purchase an additional share of the Company’s common stock at a price of $1.00 per share, is exercisable until April 30, 2008, has no redemption features and is settled on a physical basis.

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
RESTATED - Note 2

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

1.     Phase 1 Exploration.

Budget:  We expected the Phase 1 exploration program to cost approximately $200,000. From January 2006 to November 2006, we spent approximately $400,000, double the budgeted amount, on the phase 1 exploration of this project. Of this, $300,000 was spent on the trenching, sampling and assaying on the property. We also spent approximately $50,000 on column testing to determine the leachability of the ore. The balance of the funds was spent in wages, camp costs and general administrative costs. The funds that were expended came from our general working capital. We plan to do some additional column testing to determine the leachablity of the ore. The estimated cost for these additional tests will be approximately $50,000. The funds required for these additional tests will come from general working capital.

Milestones:     The milestones for the phase 1 exploration program included the review of available data to create a structural mineralization framework, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches, and the creation of new trenches. We also conducted cyanide testing on the rock to determine the best method of leaching the precious metals from the rock. We plan to complete phase 1 by the end of December 2006.

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

2.     Phase 2 Exploration.

Budget:      We plan to commence phase 2 of our exploration program in March 2007 under the direction of our VP of Exploration after he has had sufficient time to review all of our data. We have budgeted $200,000 for the Phase 2 Exploration; consisting of $50,000 for an additional trenching program, $50,000 for general administrative expenses and $100,000 for the cost of a drilling program, assaying and supervision included.

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

Because management determined that the results of our phase 1 exploration completed in November 2006 warranted further exploration, we plan to begin the next phase of exploration in March or April of 2007.

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

One of the main purposes of this phase of exploration is to delineate the mineralized ore body and map the grade of the mineralization that will allow us to refine our plan to put the property into production. If the exploration program does not provide us with the results we deem necessary to continue exploration, then, on a recommendation from our senior geologist or our VP of Exploration and managements’ concurrence on his findings, we will cease exploration on the property and any plans to put the property into production. If no further exploration is warranted, then we will discontinue any payments to the concession holders and allow our option to lapse. We will also then try to sell the mining equipment we have recently purchased. If we allow the option to lapse, we will be obligated, by the Mexican Government, to complete some reclamation work on the property of approximately $50,000. These funds would come from the bond we have already paid to the government in the amount of $67,000. Any funds not expended on reclamation would be returned to us by the Government. All of the money that we had invested in the exploration of the Cieneguita Property would be lost.

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

Milestones:  Concurrently with the second phase of exploration we will implement our plan to put the Cieneguita Property into production. The mine design will help determine where and how we will mine the Cieneguita Property. We plan to put the mine into production by the end of May 2007 if we are able to find available funding.

Coinciding with phase 2 of our exploration program, we have commissioned a mine design to determine how to put the Cieneguita Property into production. At this time, we do not plan to implement a feasibility study for this property but feel we have sufficient information to put the property into production. The mine design has been commissioned to a third party contractor with expertise in heap leach mining. This contractor, an engineering firm, is reviewing all of the data that we have accumulated from Glamis Gold’s previous exploration and from the trenching and sampling we have completed on the property. All of this information will be put on a map laying out the structure of the mineralized zone on our property to assist in mining the ore. The key purpose of this map is to help enable our on-site geologist to monitor grade control during mining. Additionally, from the information accumulated so far on the Cieneguita Property, the mining engineer has designed a heap leach mining operation best suited to the tonnage, grade of the ore and availability of land to build leaching pads.

The mine design calls for the mining operation to be run by a third party contractor, who will charge the company a flat fee per tonne of rock that is moved. It is estimated by the engineer designing the mine that the cost per tonne of rock moved from the property to the mill site will be approximately $1.30 per tonne of rock. This fee is only an estimate, as no contractor at this time has been engaged to mine the mineralized ore nor provided us with a firm quote on the cost of mining. The actual cost of mining the ore may be much higher, and no assurance can be given as to the actual cost at this time. The engineering firm designing the mine has stated that one of the key objectives at this stage of the mining operation will be grade control. Because our sampling has shown that the gold mineralization is not consistent through out the ore, it will be imperative that our geologist on site directs the contractors on where to mine the ore. The geologist will need to work daily using the interpretation from the results of our drilling program and will need to take samples of the rock and assay them on site to determine where the contractor should extract ore for the next day. The proper grade of ore shipped to the milling site is imperative to ensure a profitable operation. If the head grade is too low, we will not recover enough gold from the rock to maintain a profitable operation. Conversely, a head grade of ore that is too high will shorten the life of the mine. We are estimating that the total cost of mining and milling the ore will be approximately $13 per tonne. If the price of gold fluctuates up or down, we may have to adjust our cut off grade, which is currently 1.5 grams per tonne, which will affect the over all life of the mine.

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

We have identified and negotiated the purchase of a second hand crusher suitable for our type of operation and for the size of rock we will be mining. We are in the process of negotiating the construction of the conveyor belts we will need for all the phases of the milling operation. The conveyor belts will be manufactured in Chihuahua and assembled at the mine site of Cieneguita. We have also identified and negotiated the purchase of a second hand agglomorator. We have identified and negotiated the purchase of a used stacker suitable for this type of operation. We have negotiated a purchase price for used carbon filters and pumps to be used for this stage of the milling process.

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

We engaged an independent third part consultant to review the work of the engineering firm to verify and agree with the results of the mine design. The independent third party engineers worked with the mining engineering firm to agree on a final design. The mine design has been completed and cost approximately $50,000. We paid for the work from our general working capital. The milling equipment and cost of building the plant will be approximately $2,200,000. We estimate that we will need approximately $1,100,000 for working capital during the first four months of operation of the mine. There can be no assurance given that if the property is put into production that, after four months of operation, we will have recovered any precious metals from the milling process. We will need to continue to fund working capital if the precious metals are not in the ore as predicted. We will need to raise additional capital to put the property into production and to fund at least the first four months of working capital. The funds would be raised through the sale of debt or equity. We have not identified any additional sources of capital at this time. Furthermore, once we have commenced production, we can give no assurance that we will be profitable or recover any gold.

Guazapares Property

1.     Phase 1 Exploration.

Budget:  Concurrently with the exploration of the Cieneguita Property, we have budgeted approximately $450,000 of our general working capital for exploration on our Guazapares Property until April 2007. Of this amount, we have spent approximately $100,000 from March 2006 through the end of November 2006 in our first phase of exploration. These funds came from our general working capital.

Milestones:  The goals of the first phase of exploration on the Guazapares Property are to collect rock sample and complete the mapping of the property. This phase has been completed. Management has determined that further exploration is warranted, so we have begun phase 2 of exploration, as described below.

We believe that most of the mining concessions being explored in the Guazapares area are epithermal silver deposits similar to the Cieneguita Property. However, because we do not have the same amount of detailed information on Guazapares as we do on Cieneguita, the exploration program will cost more than the exploration program on Cieneguita.

We have one full time geologist working on the Guazapares Property collecting rock samples and mapping the property. The goal for this phase was the completion of mapping on the property at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. Rock samples were taken from the property. The rock samples from this phase were sent to Chemex ALS in Chihuahua for chemical analysis and assaying. The sampling protocol followed the best mining practices. The results from this first phase of the exploration program had the goal of determining whether subsequent exploration was warranted and if a drill program should be commenced. This phase 1 of work included reviewing available data to create a structural mineralization framework. We also mapped the topography and sampled the entire underground workings along the main level of the San Antonio mine. The distribution of the veins, lithology and alteration was also mapped. We have received the results from this first phase of exploration. Management reviewed the results of this phase and determined, based on a recommendation from our lead geologist on the property, to continue to phase 2 of exploration.

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

We do not have enough information at this time to determine any specifics on how the drilling phase of the exploration program would be implemented. We will be able to make this determination once we have all of the information back from the second phase of exploration. Management and our VP of Exploration will review the information from phase 2 and decide whether or not to continue exploration. If the decision is to continue, we will begin the third phase of exploration. In this phase, if sufficient funds can be generated to pay for the drilling, and assuming drill rigs are available in the area, our plan would be to commence this program in June 2007, and it would last approximately 60 days. The results of this drill program would take approximately 90 days to be assayed and interpreted. Once those results are known, we would consult with our lead exploration geologists and our VP of Exploration to determine whether to abandon the Guazapares Property or continue with further drilling exploration.

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

1. Phase 1 Exploration.

Budget:      We have planned for an exploration program, budgeted at approximately $200,000 from general working capital through April 2007, on our Encino Gordo Property. Of this, $50,000 will be used for mapping and sampling, which we anticipate completing by February 2007. We have spent $40,000 through the end of November 2006. The balance of the funds will be spent as directed by our VP Exploration. The funds will come from general working capital.

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

We intend to map the property at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. We met part of our mapping goal during the month of October, when mapping was completed along the extension of the structures hosting the Elyca vein located along the eastern edge of the Encino Gordo claims.

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

In October, we prepared a list of preliminary drill hole locations to accompany the SAMARNAT work permit application. We intend to file the application for the permit by the end of February 2007, with approval from SAMARNAT expected by the end of April 2007. Once the work permit is approved, our goal will be to drill the targets as recommended by our VP of Exploration. The VP of Exploration has not recommended any drilling program at this time. We cannot predict with any accuracy when, if ever, we will commence drilling on this property and the cost of such drilling. We are applying for drill permits before determining whether or not a drill program will be commenced in order to save time in the event a drill program is recommended. Much additional exploration work must be completed and a definitive exploration plan needs to be prepared by our VP of Exploration before management can determine whether or not to continue to the next phase of exploration. The actual drill hole locations are likely to change from those submitted with the working plan permit as drill targets are reviewed. This change of targets will not affect the working permit as such a movement of locations is anticipated in the issuing of the permits.

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

Milestones: The second phase of exploration would be a drill program to gather more information. Such information would be used to determine if we should put the property into production. We do not know when this phase of exploration could be completed, as discussed above. We estimate that the program would take approximately 60 days to complete, with results from the program being returned about 90 days after completion. These are estimates, as the number of drill targets will determine the length of the drill program. Once the results from the drill program are known, we would consult with our lead exploration geologists and our VP of Exploration to determine whether to abandon the Encino Gordo Property or continue with further drilling exploration.

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

Sahauyacan

The Sahauyacan Property is located near the Chihuahua-Sonora state boarder approximately 275 kilometers east-southeast of the city of Chihuahua and 50 kilometers south-southwest of the town of Mycoba in the state of Chihuahua, Mexico. The Sahauyacan Property comprises fourteen mineral concessions that total 649 hectares (approximately 2,575 acres). We have limited information available to us about this property from previous exploration.

The main vein in the area, the “Santo Nino Vein”, was the focus of a small scale underground gold mining operation in the late 1800’s and early 1900’s, with at least 3 main underground mine access drifts supplying feed to a centrally located mill, which is still present. The mine was closed at the time of the Mexican revolution and the Santo Nino vein system has never been evaluated using modern techniques and has not been explored by drilling. This area will most likely be the main focus of our exploration program once we have a definitive plan in place. We expect to have our exploration plan in place by April 2007.

1. Phase 1 Exploration:

Budget:  Because we have recently acquired this property, we have no definitive budget plan in place at the moment for the exploration of the property. However, we expect to budget approximately $150,000 from general working capital, through June 2007, to work on the Sahauyacan Property. We have spent approximately $90,000 of this budget doing initial due diligence on the property and gathering initial information. The funds spent to date have come from general working capital. The estimated expenditures for future work will need to be raised through the sale of debt or equity. We can give no assurance that we would be able to raise such capital, as we have not identified any source of capital for such a program at this time. If we could not raise additional funds, we would consider seeking a joint venture partner if the results warranted it. We do not have any joint venture partners at this time and can give no assurance that we would be able to find one if the Sahauyacan Property warranted such a joint venture.

Milestones:  We have completed our initial mapping of the property and intend to map the underground workings of the property by the end of February 2007. At that point, our VP of Exploration will review the available information and create a complete exploration program.

As part of our due diligence on acquiring the properties, we had a surface geological mapping and sampling crew evaluate the property from September 2006 and through December 2006. Mapping on the property was completed at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. To date, a total of 309 samples have been taken from taken the property including 101 rock chip and channel samples, 41 stream sediment samples and, 158 soil samples. We expect to receive the results back from our sampling taken by the crew by the end of February 2007. We intend to complete an evaluation of the underground workings to determine if they can be safely entered. If so, we intend to map these workings by the end of February 2007.

Prior to optioning the property, we conducted some preliminary work on the property to verify certain data. As part of or preliminary work, we had one geologist taking geochemical sampling and mapping this property so that we can get a better understanding of the geology of the property and provide that information to our VP of Exploration. Once we have a better understanding of the geology of the property, we will be able to prepare a definitive exploration plan and exploration budget for this property.

Because we have recently acquired the Sahauyacan Property, the specific goals of our exploration program have not been clearly defined at this time. We have done some preliminary work, as described above, but we have not yet prepared a detailed budget or exploration plan for this property. We do not expect to have a definitive exploration plan for this property until our VP of Exploration has had an opportunity to review all of the available material on the property.

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

Expenses

Our expenses during the three and nine months ended November 30, 2006 were $160,000 and $958,000 respectively, compared to $148,594 and $232,458 respectively, for the three and nine months ended November 30, 2005. The increase is primarily attributable to higher General and administrative expenses as there were no stock based compensation expense and developing exploration program in comparative periods in 2005.

The following table presents the general and administrative, stock-based compensation and mineral exploration expenses:

	Three months ended November 30		Nine months ended November 30
	2006	2005	2006	2005

General and administrative	160,496	148,594	958,256	232,458
Stock-based compensation	487,250	-	1,709,750	-
Mineral exploration	333,050	-	937,548	-
Impairment of mineral property costs	-	-	-	150,000

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

Stock-based compensation expenses were $487,000 and $1,710,000 in the three and nine months ended November 30, 2006 compared to $nil in the three and nine months ended November 30, 2005. The $487,000 relates to three months of the quarterly amortization of warrants issued for services effective December 1, 2005, while the $1,710,000 relates to nine months of the quarterly amortization of warrants issued for services effective December 1, 2005, and $248,000 relates to 25% vesting amount of the 800,000 stock options granted in February 2006 at a price of $0.50 per share. As at November 30, 2006, 50% of the 800,000 stock options have vested.

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

Loss

Our net loss increased to $968,000 and $5,883,000 for the three and nine months ended November 30, 2006 respectively, compared to $17,000 and $252,000 for the three and nine months ended November 30, 2005. The higher losses are attributed to increased expenses as stated above and expensing of $2,266,000 relating to the beneficial conversion feature on $2,241,000 of convertible debentures issued between March and May 2006. We anticipate that we will continue to incur losses until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from our Mexican mineral properties. There is no assurance that we will be able to commence the development stage of our operations at any of our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage.  As of February 28, 2006, we had total assets of $539,000, total liabilities of $1,144,000, and a deficit of $18,338,000 accumulated during the exploration stage. As of November 30, 2006, we had total assets of $1,170,000, total liabilities of $119,000, and a deficit of $24,221,000 accumulated during the exploration stage.

Cash and Working Capital

We had cash of $842,742 as of November 30, 2006, compared to cash of $1,534,000 as of August 31, 2006 and $1,580 as of November 30, 2005. We had working capital of $915,475 as of November 30, 2006, compared to working capital of $1,450,000 as of August 31, 2006, and a working capital deficiency of $833,000 as of November 30, 2005.

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

Cash Used in Operating Activities

Cash used in operating activities increased to $1,986,000 for the nine months ended November 30, 2006, compared to $68,000 for nine months ended November 30, 2005. The cash used in operating activities came primarily from convertible debt and equity sales of our shares of common stock. It was primarily used for general and administrative costs and for the exploration program.

Investing Activities

Cash used in investing activities increased to $150,000 for the nine months ended November 30, 2006 respectively, compared to $nil for the nine months ended November 30, 2005. Cash used in investing activities was used to acquire vehicles, office equipment, and computer equipment for our office in Mexico.

Financing Activities

Cash provided by financing activities amounted to $2,496,000 for the nine months ended November 30, 2006, compared to $35,000 for the nine months ended November 30, 2005. All cash provided by financing activities in the nine months ended November 30, 2006 was provided by convertible debt, share issuances and the exercise of warrants. Cash provided by financing activities was used to fund our operating and investing activities. We anticipate continuing to rely on equity sales of our common stock or issuance of debt in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

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

On March 4, 2006, the Company agreed to issue 1,651,200 shares of common stock at a price of $0.25 per share to settle $412,800 in promissory notes payable (note 7). . As a condition, the promissory note holders waived all accrued interest payable on the notes. On April 6, 2006, these shares were issued and the Company recorded a $7,259 gain on settlement of debt.

During the quarter ended May 31, 2006, the Company issued a total of $2,265,500 convertible debentures. The convertible debentures, with principal and accrued interest at 7% per year are convertible into $25,000 units at the option of the holder.  Each unit consists of a warrant to purchase 25,000 of the Company’s shares of common stock at $1.00 and $25,000 of debt, which may be converted to shares of common stock at $0.50 per share and is exercisable until April 30, 2008.  In addition, the warrants are redeemable by the Company, at $.01 per share, in the event the Company’s Common Stock closes with a bid price, on average, over $3.00 per share for a consecutive 20-day period. Further, under the terms of the debenture, until May 2007, the Company is prohibited from effecting or entering into an agreement to effect any subsequent financing involving a “Variable Rate Transaction.” The term “Variable Rate Transaction means a transaction in which the Company issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities. The convertible debentures were originally issued as follows:

Name	Principal Amount of Debentures	Dated
1471158 Ontario Ltd.	$15,000.00	3/21/2006
477291 BC Ltd	$15,000.00	2/2/2006
518464 BC Ltd.	$50,000.00	3/14/2006
601084 BC Ltd.	$5,000.00	2/27/2006
Adelaar, Jay	$25,000.00	3/17/2006
Alpine Atlantic Asset Management #1	$100,000.00	2/2/2006
Alpine Atlantic Asset Management #2	$100,000.00	2/9/2006
Alpine Atlantic Asset Management #3	$250,000.00	3/4/2006
Aslan Ltd.	$100,000.00	4/4/2006
Barrington-Foote, Joan	$25,000.00	2/3/2006
Banca del Gottardo	$50,000.00	5/8/2006
Barton, Sherri	$5,000.00	2/2/2006
Buchamer, Leslie	$25,000.00	4/3/2006
Cavendish Investments	$50,000.00	2/2/2006
Cousins, Dave	$5,000.00	2/2/2006
CR Innovations AG	$100,000.00	3/31/2006
D'Altroy, Curtis	$25,000.00	3/14/2006
Devlin, Dr. Paul G.	$7,000.00	2/2/2006
Fodor, Ignac	$25,000.00	3/23/2006
G.B Technical Services	$50,000.00	2/9/2006
Galan, Damon G	$25,000.00	2/24/2006
Gelima Capital	$50,000.00	3/31/2006
Gringots Venture Ltd.	$15,000.00	3/12/2006
Guy, Jarrett	$12,500.00	3/8/2006
Harrison, Patricia	$25,000.00	3/8/2006

Hirji, Sam	$5,000.00	2/2/2006
Hsu, Chih Cheng	$50,000.00	3/16/2006
Hsu, Tseng Hui	$50,000.00	3/6/2006
Hseuh , Hsiu-Wei	$50,000.00	3/10/2006
Humber Trading Inc.	$250,000.00	3/21/2006
Jeboult, Barry Hugh	$25,000.00	2/23/2006
Jiao, Xiao Meng	$50,000.00	3/28/2006
Johal, Rummen	$25,000.00	3/14/2006
Johnston, Elston	$30,000.00	2/2/2006
Keiand Capital Corp.	$25,000.00	3/17/2006
Kennedy, Deborah	$30,000.00	2/2/2006
Kerasiotis, Vasilios John	$25,000.00	3/8/2006
Kimbell Holdings Limited	$50,000.00	3/20/2006
Kirwin, Harry	$50,000.00	1/23/2006
Kneir, Gary	$5,000.00	2/2/2006
L.E. Management, Ltd.	$7,500.00	2/2/2006
Lamont, Ryan D.	$25,000.00	3/14/2006
Levy, Jamie	$25,000.00	3/16/2006
Malette, Charles	$10,000.00	2/2/2006
Malkoc, Dean E	$5,000.00	3/8/2006
McGinnis, Anne	$15,000.00	3/21/2006
McGinnis, Mark	$15,000.00	3/21/2006
McKnight, David T	$10,000.00	2/3/2006
McKnight, Michael	$50,000.00	2/9/2006
McLean, Kirk A	$50,000.00	2/22/2006
Michie Family Trust	$3,000.00	3/31/2006
Monies, Thomas Steen	$25,000.00	2/24/2006
Monkman, Thomas W.	$25,000.00	3/14/2006
Morrison, Dorothy	$25,000.00	3/17/2006
Northwind Investments, Inc.	$25,000.00	3/21/2006
Norton, John W.	$10,000.00	3/29/2006
Nylund, Gary	$10,000.00	3/17/2006
Olea, Luis	$25,000.00	3/31/2006
PCD Club	$25,000.00	2/27/2006
Pedrosa, Maria	$50,000.00	3/6/2006
Porter, Vern	$7,500.00	2/2/2006
Poulson, David A.	$15,000.00	3/21/2006
Purewal, Harpreet Singh	$12,500.00	3/14/2006
Randhawa, Michael S.	$12,500.00	3/14/2006
Realprisma Vers Treuhand AG	$10,000.00	4/6/2006
Reaugh, Larry	$5,000.00	2/2/2006
Rechsheiner, Max	$25,000.00	3/31/2006
Ringoir, Tom	$5,000.00	2/2/2006
Rohner, Kurt	$25,000.00	3/20/2006
Ross, Peter	$50,000.00	3/6/2006
Roytor & Co.	$50,000.00	4/4/2006
RPC	$10,000.00	4/6/2006

Rupp, Bernhard	$10,000.00	3/31/2006
RV Construction Inc.	$12,500.00	3/8/2006
Sage, Ryan A	$12,500.00	3/8/2006
Saloustros, Joe	$10,000.00	2/23/2006
Sausilito Ltd.	$37,500.00	3/21/2006
Schole, Mattias	$50,000.00	3/31/2006
Sheikh, Asad	$25,000.00	3/21/2006
Sheikh, Mazhar-Ul-Haq	$25,000.00	3/21/2006
Sklavenitis, Terry	$25,000.00	3/17/2006
Smith, Charles	$10,000.00	2/2/2006
Stark, Robert Paul	$10,000.00	2/27/2006
Stewart, Craig	$25,000.00	3/8/2006
Stuit, Brad	$25,000.00	3/17/2006
Tredger, Peter	$5,000.00	2/2/2006
Welsh, Jordon	$5,000.00	2/2/2006
Wittenberg, Gerald	$50,000.00	2/7/2006
Woo, Chang	$12,500.00	3/14/2006
Yaseniuk, Jeremy	$25,000.00	3/14/2006
Zacharuk, Ed	$5,000.00	2/2/2006
TOTAL	$2,917,500

The holders of the debentures in the table above converted all of the debentures to shares of common stock at $0.50 per share in June 2006. The Company issued 5,835,000 shares and 2,917,500 warrants to debenture holders upon the conversion. We have paid to the convertible debenture holders a total of $58,308, which is their accumulated interest on the debentures. During August 2005, the Company cancelled 50,000 shares of common stock with respect to the conversion and 25,000 warrants with respect to this conversion due to non-payment of subscription funds.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accountingchief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of November 30, 2006 to provide reasonable assurance of the achievement of these objectives.

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