Form 10KSB/A
period 2006-02-28
MEXORO MINERALS LTD
filed 2007-04-04
CIK 1046672

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

-- 1 --

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

-- 2 --

Explanatory note:

This Form 10-K/A is being filed solely for the purpose of amending the Controls and Procedures disclosure in our Annual Report on Form 10-KSB/A for the year ended February 28, 2006, which was filed with the Securities and Exchange Commission, or SEC, on March 16, 2007 (“Original Form 10-KSB/A”).   All other information is the same as that found in the Original Amended Form 10-KSB/A.

This Form 10-KSB/A and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Form 10-KSB/A. Among other things, any forward looking statements contained in this Form 10-KSB/A that were included in the Original Form 10-KSB/A have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-KSB/A, and such forward looking statements should be read in their historical context.

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

-- 3 --

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

-- 4 --

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

Prior Business Activities

On February 27, 2002, we were assigned a sub-distributorship pursuant to a contract between 1357784 Ontario Ltd. and Romlight International, Inc., a company based in Toronto, Ontario Canada.   There was no affiliation between 1357784 Ontario Ltd. and Romlight International, Inc. and Prologic, HBC, Sierra Minerals, Mexoro Minerals (formerly Sunburst acquisitions IV, Inc.) their officers, directors or affiliates.  Pursuant to the sub-distributorship agreement, we became the exclusive worldwide distributor to the hydroponics industry of digital electronic lighting ballasts.  This sub-distributorship agreement was assigned to our wholly owned subsidiary, Sunburst Digital, Inc., a Canadian corporation.

-- 5 --

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

Sierra Minerals had no operations between its date of incorporation and April 26, 2005.  Sierra Minerals was a party to a Joint Venture Agreement, dated April 26, 2004 and amended on June 1, 2004, by and between Sierra Minerals and MRT.  MRT had interests in exploration properties, which it received in an agreement with Corporative Minero, S.A. de C.V., a Mexican corporation (“Corporative Minero”).  Because Sierra Minerals was not a Mexican corporation, it could not hold title to the mineral interests itself, which is why the joint venture with MRT was needed.  Under the terms of the joint venture, MRT and Sierra Minerals planned to form a Mexican corporation, of which Sierra Minerals would own 60% and MRT would own 40%.  Sierra Minerals was required to invest $1,000,000 in this corporation within 30 days of the signing of the joint venture agreement and to secure an additional $2,000,000 line of credit for the new company.  In exchange, MRT would transfer its rights in the mineral concessions to the new corporation.  MRT was appointed as the operator of the Cieneguita Property.  Sierra Minerals advanced $167,500 to MRT, pursuant to the joint venture agreement, to pay for costs associated with the rights.  However, Sierra Minerals did not meet the deadline of investing $1,000,000 into the new corporation.  MRT retained the $167,500 as liquidated damages under the joint venture agreement; Sierra Minerals was not required to pay any additional damages.

-- 6 --

The Board of Directors decided that it wanted to hold these mineral concessions and options for mineral concessions directly, instead of through a joint venture agreement because the Board of Directors believes that holding the title directly is a stronger legal position for the Company.  Consequently, the joint venture agreement was cancelled and a new subsidiary formed.  Once the joint venture agreement was cancelled, Sierra Minerals no longer had any rights to the mineral concessions.

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

-- 7 --

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

The parties also signed a Share Option Agreement pursuant to which Sunburst granted to MRT the exclusive option to acquire up to 100% of all outstanding shares of Sunburst de Mexico if Mexoro did not (a) comply with the terms of the underlying Cieneguita Option Agreement, the San Antonio Option Agreement, the San Francisco Option Agreement and the Guazapares Option Agreement and (b) loan to Sunburst de Mexico the amounts of $1,000,000 US by December 31, 2005 and $1,000,000 by April 30, 2006. If the option to purchase 100% of the shares of the capital of Sunburst de Mexico were exercised by MRT, MRT was obligated to return to the Company for cancellation all of the shares of the capital of Mexoro issued by the Company to MRT and Mario Ayub.  No finder’s fees were paid in these agreements.

-- 8 --

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

(7)

The Share Option Agreement with MRT was cancelled

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

-- 9 --

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

AURIFEROUS ZONE – An area of gold bearing rock.

BRECCIA -- A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

COLUMN TEST -- The process of putting sample ore in a PVC pipe 500 cm in diameter and 2-3 meters

-- 10 --

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

LEACHABILITY – The ability for cyanide solution in a heap leach operation to leach the desirable minerals from the host rock and allow for recovery at an economic level.

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

-- 11 --

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

STRIKE LENGTH – The actual or estimated length, generally measured in meters, of a mineralized structure.

VEIN -- A mineralized zone having a more or less regular development in length, width and depth, which clearly separates it from neighboring rock.

PROPERTIES

All of the properties discussed below are located in the State of Chihuahua, Mexico.  The following maps illustrate the locations of Chihuahua and of the properties:

-- 12 --

Location of Chihuahua, Mexico

LOS ANGELES
PHOENIX
ALBUQUERQUE
ATLANTA
SAN DIEGO
TIJUANA
U S A
DALLAS
EL PASO
CD. JUAREZ
AUSTIN
HOUSTON
NEW ORLEANS
SAN ANTONIO
HERMOSILLO
CHIHUAHUA
MONTERREY
MAZATLAN
GUADALAJARA
CIUDAD DE MEXICO
MEXICO

SIMBOLOGY

COMUNICATION ROUTES

Highway
Road
Bridge, toll house
Highway numeration federal, state
Gravel road
Railroad

CITIES AND TOWNS

Mexico capital
City

PHYSICAL ELEMENTS

Lake
Prey
River

SUNBURST MINING DE MÉXICO, S. A. DE C. V.

100 % subsidiary of Mexoro Minerals Ltd

LOCATION MAP

CHIHUAHUA, MEXICO

GRAPHIC SCALE

Country

0 100 200 300 kilómetros
0 100 200 300 Millas

State

0 100 200 300 kilómetros
0 100 200 300 Millas

Date: August, 2006

-- 13 --

Cieneguita, Encino Gordo and Guazapares

SIMBOLOGY
COMUNICATION ROUTES
Divided Highway
Highway
Federal Main Road and paved
Secundary Road Paved
Gravel road
Breaches
Railway
CITIES AND TOWNS
Most of 500,000 inhabitants
From 100,000 to 500,000 inhabitants
From 40,000 to 100,000 inhabitants
From 15,000 to 40,000 inhabitants
From 5,000 to 15,000 inhabitants
From 2,500 to 5,000 habitantes
Less from 2,500 inhabitants
Urban spot
Municipal Head
BORDERS
Municipal
Border of National Park or Nature Reserve of the Biosphere
UTM Coordinates 12 zone
PHYSICAL ELEMENTS
Permanent River
Intermittent River and Streams
Intermittent Small Lake
Inundation Zone
Highest Elevation in meters
Cieneguita Project
Guazapares and Encino Gordo Projects
Roads to approach Cieneguita, Guazapares and Encino Gordo Projects, from Cuauhtémoc city
GUAZAPARES AND ENCINO GORDO PROJECTS
CIENEGUITA PROJECT
CUAUHTEMOC
San Juanito
Bocoyna
Creel
Urique
Batopilas
GUACHOCHI
GUERRERO
A HERMOSILLO
A NAVOJOA 53 Km.
PARQUE NACIONAL
BARRANCA DEL COBRE
700,000
750,000
800,000
850,000
900,000
3'150,000
3'100,000
3'050,000
3'000,000
SUNBURST MINING DE MÉXICO, S. A. DE C. V.
100 % Subsidiary of Mexoro Minerals Ltd
Exploration Projects (Chihuahua)
LOCATION MAP
GRAPHIC SCALE
0 10 20 30 40 50
Kilometers
Date: August, 2006

-- 14 --

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

-- 15 --

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

-- 16 --

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

-- 17 --

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

-- 18 --

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

-- 19 --

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

-- 20 --

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

-- 21 --

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

-- 22 --

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

-- 23 --

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

-- 24 --

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

-- 25 --

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

-- 26 --

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

-- 27 --

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

-- 28 --

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

-- 29 --

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

-- 30 --

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

-- 31 --

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

-- 32 --

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

-- 33 --

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

General and administrative expenses increased to $459,000 in 2006 compared to $237,000 in 2005, representing and increase of $222,000. Management fees increased to $203,000 in 2006 from $4,000 for 2005. The increase in 2006 was attributable to a new management team appointed in fiscal 2006 and $90,000 charged at fair value as shares for services. Accounting and legal fees increased to $107,000 in 2006 compared to $81,000 in 2005, representing an increase of $26,000. The increase in fees was primarily attributable to revising and preparing acquisition agreements with respect to the Mexican mineral properties.

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

-- 34 --

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

-- 35 --

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

-- 36 --

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

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations.  As at February 28, 2006, the Company had working capital of $46,000 (2005 - $722,213 working capital deficiency)  and an accumulated deficit during the exploration stage of $18,338,000.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

There is no assurance that our operations will be profitable.  The Company has conducted private placements of convertible debt and common stock, which have generated funds to satisfy all of the initial cash requirements of its planned Mexican mining ventures.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Estimates

-- 37 --

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

The Company has made certain accounting estimates that have a material bearing on the financial statements. The principal such estimates are:

Stock-based compensation

Stock-based compensation is a very significant expense for the Company but is based on estimates that have a subjective element. The Company employs the Black-Scholes option pricing model which in turn is based on (among other things) assumptions regarding rates of return and stock volatility. To estimate the risk-free rate of return, the Company uses the US Treasury bill rate for instruments with a similar term to the life of the option being granted. Because the Company has a relatively short trading history, it has looked at the volatility of the stock of other publicly traded companies and used these as a guide.

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

-- 38 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisition IV, Inc.)

(An Exploration Stage Company)

Restated Consolidated Financial Statements
February 28, 2006

(U.S. Dollars)

-- 39 --

Pannell Kerr Forster

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

June 28, 2006, September 20, 2006, November 23, 2006 and February 9 , 2007 respectively

-- 40 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

(U.S. Dollars)

Restated – Note 2

	February 28,	February 28,
	2006	2005

Assets
Current
Cash and cash equivalents	$479,530	$35,122
Accounts receivable	10,069	-
Prepaid expenses	48,269	8,113
	537,868	43,235
Equipment (note 5)	880	-

Total Assets	$538,748	$43,235

Liabilities
Current
Accounts payable and accrued liabilities	$79,124	$31,948
Promissory notes (note 7)	412,800	28,500
Current portion of convertible debentures (note 8)	-	617,500
	491,924	677,948

Convertible debentures (note 8)	652,000	-

Total liabilities	1,143,924	677,948

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

-- 41 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Deficiency

Period from Inception August 27, 1997 to February 28, 2006

(U.S. Dollars)

Restated – Note 2

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the exploration stage	Other comprehensive income (loss)	Total stockholders’ deficiency

Balance from prior operations,
March 1, 2004	709,168	$ 1,701,843	$ 194,391	$ 67,025	$(2,003,427)	$ -	$ 8,929	$ (31,239)

Common stock issued in share exchange	860,000	10,965,000	-	-	-	-	-	10,965,000
Options issued as finders’ fees	-	-	1,523,000	-	-	-	-	1,523,000
Common stock issued for cash	113,222	269,134	-	(67,025)	-	-	-	202,109
Options exercised	50,000	35,000	-	-	-	-	-	35,000
Options issued	-	-	86,955	-	-	-	-	86,955
Warrants exercised	5,512	-	-	-	-	-	-	-
Beneficial conversion feature	-	-	500,000	-	-	-	-	500,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(3,050)	(3,050)
Net loss for year	-	-	-	-	-	(13,912,488)	-	(13,912,488)

Balance, February 28, 2005	1,737,902	$12,970,977	$2,304,346	$ -	$(2,003,427)	$(13,912,488)	$ 5,879	$ (634,713)

The Accompanying Notes are an Integral Part of These Financial Statements.

-- 42 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Deficiency  (Continued)

Period from Inception August 27, 1997 to February 28, 2006

(U.S. Dollars)

Restated – Note 2

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the exploration stage	Other comprehensive income (loss)	Total stockholders’ deficiency

Balance, February 28, 2005	1,737,902	$12,970,977	$2,304,346	$ -	$(2,003,427)	$(13,912,488)	$ 5,879	$ (634,713)

Common stock issued for consulting
services	30,000	90,000	-	-	-	-	-	90,000
Options exercised	32,000	43,000	-	-	-	-	-	43,000
Common stock issued on conversion of
debenture	2,000,000	300,000	-	-	-	-	-	300,000
Common stock issued in property
acquisition	2,000,000	2,100,000	-	-	-	-	-	2,100,000
Common stock issued for cash	7,000,000	70,000	-	-	-	-	-	70,000
Options issued	-	-	248,000	-	-	-	-	248,000
Warrants issued	-	-	487,250	-	-	-	-	487,250
Beneficial conversion feature	-	-	952,000	-	-	-	-	952,000
Stock subscriptions	-	-	-	170,000	-	-	-	170,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(4,828)	(4,828)
Net loss for year	-	-	-	-	-	(4,425,885)	-	(4,425,885)

Balance, February 28, 2006	12,799,902	$15,573,977	$3,991,596	$ 170,000	$(2,003,427)	$(18,338,373)	$ 1,051	$ (605,176)

The Accompanying Notes are an Integral Part of These Financial Statements.

-- 43 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations and Accumulated Deficit

(U.S. Dollars)

Restated – Note 2

			Period from
			Inception of
			Exploration Stage
	Year Ended		(March 1, 2004)
	February 28,	February 28,	to February 28,
	2006	2005	2006

Expenses
General and administrative	$459,337	$237,410	$696,747
Stock-based compensation (note 11)	735,250	86,955	822,205
Impairment of mineral property costs	2,310,922	12,995,500	15,306,422

Operating loss	(3,505,509)	(13,319,865)	(16,825,374)
Other income (expenses)
Interest	(1,053,561)	(592,623)	(1,646,184)
Gain on settlement of debt (note 8)	133,185	-	133,185

Loss from operations	(4,425,885)	(13,912,488)	(18,338,373)

Net loss	(4,425,885)	(13,912,488)	(18,338,373)
Accumulated deficit, beginning	(13,912,488)	-	-

Accumulated deficit, ending	$(18,338,373)	$(13,912,488)	$(18,338,373)

Other comprehensive income
Foreign exchange gain on translation	1,051	5,879	6,930

Total comprehensive loss	$(4,424,834)	$(13,906,609)	$(18,331,443)

Total loss per share – basic and diluted	$(2.03)	$(9.40)

Weighted average number of shares of
Common stock – basic and diluted	2,184,686	1,479,687

The Accompanying Notes are an Integral Part of These Financial Statements.

-- 44 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(U.S. Dollars)

Restated – Note 2

			Period from
			Inception of
			Exploration Stage
	Year Ended		(March 1, 2004)
	February 28,	February 28,	to February 28,
	2006	2005	2006
Operating activities
Net loss	$(4,425,885)	$(13,912,488)	$(18,338,373)
Adjustments to reconcile net income (loss) to
net cash flows
Write-off of note receivable	-	57,500	57,500
Impairment of mineral property costs for stock	2,100,000	10,965,000	13,065,000
Discount on convertible debenture	87,500	87,500	175,000
Non-cash component of gain on settlement of debt	(175,000)	-	(175,000)
Stock-based compensation	825,250	1,609,955	2,435,205
Beneficial conversion feature	952,000	500,000	1,452,000
Prepaid expense	(40,156)	(1,633)	(41,789)
Accounts receivable	(10,069)	8,206	(1,863)
Customer deposits	-	(44,809)	(44,809)
Accounts payable and accrued liabilities	47,176	9,755	56,931
Cash used in operating activities	(639,184)	(721,014)	(1,360,198)
Investing activity
Purchase of property and equipment	(880)	-	(880)
Cash used in investing activity	(880)	-	(880)
Financing activities
Proceeds from notes payable	562,800	-	562,800
Proceeds from convertible debentures	952,000	500,000	1,452,000
Proceeds from exercise of options	43,000	35,000	78,000
Repayment of notes payable	(178,500)	-	(178,500)
Repayment of convertible debentures	(530,000)	-	(530,000)
Stock subscriptions	170,000	-	170,000
Issuance of common stock	70,000	202,109	272,109
Cash provided by financing activities	1,089,300	737,109	1,826,409
Inflow of cash and cash equivalents	449,236	16,095	465,331
Effect of foreign currency translation on cash	(4,828)	(3,050)	(7,878)
Cash and cash equivalents, beginning	35,122	22,077	22,077
Cash and cash equivalents, ending	$479,530	$35,122	$479,530

Supplemental cash flow information
Interest paid	$101,561	$5,123	$106,684
Common stock issued on conversion of debt	300,000	-	300,000
Income taxes paid	-	-	-
Shares issued for services	90,000	-	90,000

The Accompanying Notes are an Integral Part of These Financial Statements.

-- 45 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

-- 46 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

-- 47 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

-- 48 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

-- 49 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

-- 50 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

-- 51 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

(i)

Consideration of other comprehensive income items

SFAS No. 130 – “Reporting Comprehensive Income”, requires companies to present comprehensive income (consisting primarily of net loss plus other direct equity changes and credits) and its components as part of the basic financial statements.

-- 52 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

(k)

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes”.  Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of existing assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment.

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

-- 53 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

(ii)

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-Monetary Assets.”  The statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  The Company believes that the adoption of this standard will have no material impact on its financial statements. The Company accounts for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes”.  Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of existing assets and liabilities.

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

(iv)

In May 2005, FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principles.  This statement applies to all voluntary changes in accounting principles.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.

-- 54 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

-- 55 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

-- 56 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

-- 57 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

-- 58 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

The fair value of the warrants attached to the convertible debentures as discussed above was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	112,500 Warrants – attached to $675,000 Convertible Debenture	135,000 Additional Rights Warrants – attached to $675,000 Convertible Debenture	652,000 Warrants

Expected life	5 years	5 years	2 years
Expected volatility	107%	107%	107%
Risk free interest rate	5%	5%	5%
Expected dividends	-	-	-
Exercise price	$6.00	$5.00	$1.00
Weighted average fair value of warrant	$6.00	$5.00	$1.00
Stock price at date of grant	$6.50	$6.50	$1.45

-- 59 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

-- 60 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

-- 61 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

11.

STOCK COMPENSATION PROGRAM (Continued)

The following table shows total stock-based compensation expense included in the Consolidated Statement of Operations and Deficit:

	2006	2005
General and administration:
Shares issued for services	$90,000	$-
Stock-based compensation:
Warrants	487,250	-
Options	248,000	86,955
Impairment of mineral property	-	1,523,000
Pre-tax stock based compensation expense	825,250	1,609,955
Income tax benefits	-	-

Total stock-based compensation expense	$825,250	$1,609,955

Total unrecognized compensation costs related to non-vested stock awards at February 28, 2006 is $4,154,750 and is expected to be recognized over a weighted-average period of 1.7 years.

There were no capitalized stock-based compensation costs at February 28, 2006, and 2005.

The following table summarizes options activity under the Plans during 2006 and 2005

	Wtd. Avg. Exercise Price	2006	Wtd. Avg. Exercise Price	2005

Balance at March 1	$0.94	168,000	$1.35	98,000
Options granted	0.50	800,000	0.50	120,000
Options exercised	1.50	(32,000)	0.70	(50,000)
Options cancelled	1.34	(6,000)	-	-

Balance at February 28	$0.54	930,000	0.94	168,000
		-
Exercisable at February 28	$0.62	330,000	$0.94	168,000

-- 62 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

11.

STOCK COMPENSATION PROGRAM (Continued)

The shares under option at February 28, 2006, were in the following exercise price range:

OPTIONS OUTSTANDING	Exercise Price	Number of shares under option	Aggregate Intrinsic Value	Wtd. Avg. Remaining Contractual Life (in Years)

	$0.50	890,000	$667,500	9.31
	1.50	40,000	-	4.00
		-
	$0.54	930,000	$667,500	9.08

OPTIONS EXERCISABLE	Exercise Price	Number of shares under option	Aggregate Intrinsic Value	Wtd. Avg. Remaining Contractual Life (in Years)

	$0.50	290,000	$217,500	7.87
	1.50	40,000	-	4.00
		-
	$0.62	330,000	$217,500	7.40

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

-- 63 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

11.

STOCK COMPENSATION PROGRAM (Continued)

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

Other equity instruments issued to non-employees for services were warrants. The fair value of the warrants granted during the period was estimated at the date of the grant using the Black-Scholes option pricing model using the following assumptions:

	1,000,000 Warrants issued to GM Capital – Series A	1,000,000 Warrants issued to GM Capital – Series B	1,000,000 Warrants issued to GM Capital – Series C	1,000,000 Warrants issued to GM Capital – Series D	1,000,000 Warrants issued to GM Capital – Series E

Expected life (years)	1.58	2.08	2.08	3.08	3.08
Expected volatility	152%	152%	152%	152%	152%
Risk free interest rate	5%	5%	5%	5%	5%
Expected dividends	-	-	-	-	-
Exercise price	$0.50	$0.75	$1.00	$1.25	$1.50
Weighted average fair value of warrant	$0.78	$0.78	$0.74	$0.81	$0.79
Stock price at date of grant	$1.00	$1.00	$1.00	$1.00	$1.00

-- 64 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

The fair value of the warrants discussed above was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	652,000 Warrants	1,000,000 Warrants issued to GM Capital – Series A	1,000,000 Warrants issued to GM Capital – Series B	1,000,000 Warrants issued to GM Capital – Series C	1,000,000 Warrants issued to GM Capital – Series D	1,000,000 Warrants issued to GM Capital – Series E

Expected life (years)	2	1.58	2.08	2.08	3.08	3.08
Expected volatility	107%	152%	152%	152%	152%	152%
Risk free interest rate	5%	5%	5%	5%	5%	5%
Expected dividends	-	-	-	-	-	-
Exercise price	$1.00	$0.50	$0.75	$1.00	$1.25	$1.50
Weighted average fair value of warrant	$1.10	$0.78	$0.78	$0.74	$0.81	$0.79
Stock price at date of grant	$1.45	$1.00	$1.00	$1.00	$1.00	$1.00

-- 65 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

-- 66 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

-- 67 --

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements
Years Ended February 28, 2006 and 2005

(U.S. Dollars)

Restated – Note 2

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

-- 68 --

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

In connection with the audit of the Company’s consolidated financial statements for the year ended February 28, 200 6 , the Company’s independent registered public accounting firm advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be in the aggregate a material weakness. These consist of, inadequate staffing and supervision leading to adequate segregation of duties, the identification and resolution of certain accounting matters; substantiation and evaluation of certain account balances; lack of procedures or expertise required to prepare all required disclosures. Day to day operations of the Company are under the management of a non-director major shareholder who has signing authority over the bank account requiring only one signature. The independent registered public accounting firm indicated that they considered these deficiencies to be a material weakness and a reportable condition as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that a material misstatement in our financial statements will not be prevented or detected on a timely basis.

The Company is currently reviewing appropriate measures to identify, rectify and implement suitable action to correct them.  The following changes to the management occurred on the

-- 69 --

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

After completing our evaluation, we received comments from the SEC staff in relation to our Registration Statement on Form SB-2.  After considering the staff’s comments, our management concluded that we needed to restate certain of our financial statements to correct a calculation error in the recording of a beneficial conversion feature on warrants issued with convertible debentures, to reclassify accrued interest, and to correct an error in valuing the common stock issued by the Company.  Such restatements are described in more detail in Note 2 to our Financial Statements included in our Amended Annual Report on Form 10-KSB/A for the fiscal year ending February 28, 2006.  Based on the foregoing, our principal executive officer and principal financial officer reviewed and reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded processed, summarized and reported within the time periods specified by the SEC.  Our principal executive officer and our principal financial officer determined that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.  The errors which occured were due to a lack of knowledge of GAAP requirements.  Our principal financial officer now has knowledge of the treatment of these items under GAAP.

ITEM 8B.     OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

-- 70 --

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

-- 71 --

Tracy A. Moore

Mr. Moore has served as Chief Financial Officer since December 5, 2005 and served as the Company’s Chief Operating Officer from June 2005 to December 2005.  Mr. Moore is the President of MCSI Consulting Group of Vancouver, Canada, a financial consulting firm that specializes in corporate finance matters, strategic planning and business planning services.  Mr. Moore founded MCSI in 1990 and is responsible for overall client contact and relations, project management, planning, and quality control.   As part of his consulting practice he serves on boards of directors and advises boards on corporate finance matters, business planning issues, mergers, acquisitions and divestitures.  In addition, he has served as a director of Alberta Star Development Corp. (TSX Venture Exchange) since September 2005, which engages in mineral exploration.  From January 2003 through February 2004, Mr. Moore served as a director of Buffalo Gold Ltd. (TSX Venture Exchange), which engages in mineral exploration. From August 2002 to February 2004, he was the chief financial officer of SHEP Technologies Inc. (OTC BB), and was also a director of that company from August 2002 to November 2004. SHEP Technologies, Inc. designs a stored hydraulic energy propulsion technology system for transportation applications.  From September 2000 to October 2002, Mr. Moore was a director of Illusion Systems, Inc. (TSX Venture Exchange), an entertainment company specializing in developing interactive simulation and multi-media products for the entertainment and education industries.  From October 2000 to May 2002, he was a director of Avance Venture Corp. (TSX Venture Exchange), which considered capital investment in e-business, communication, and entertainment related technologies.  Mr. Moore qualified as a Chartered Accountant in 1979, and between 1976 and 1990, he was employed by three different international accounting firms in restructuring, consulting and audit positions. Mr. Moore received a Bachelor of Commerce in Accounting and Management Information Systems from the University of British Columbia in 1976 and was admitted as a member of the Institute of Chartered Accountants in British Columbia in 1979.

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

Summary Compensation Table

The following table sets forth executive compensation for fiscal years ended February 28, 2006, 2005 and 2004. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our "named executive officers."

-- 72 --

Name And Principal Position	Fiscal year Ended Feb. 28	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($) (5)	Total Compensation

Mario Ayub, COO, Director	2006 2005 2004	$27,000 (3) $0 $0	-- -- --	-- -- --	200,000 -- --	248,000 -- --	$275,000 -- --

Robert Knight, CEO, Director	2006 2005 2004	$15,000 $0 $0	-- -- --	-- -- --	200,000 -- --	248,000 -- --	$263,000 -- --

Tracy A. Moore, Former CFO, Director	2006 2005 2004	$106,032 (1) (4) $0 $0	-- -- --	-- -- --	200,000 -- --	248,000 -- --	$354,032 -- --

Terry Fields, Former CEO and President	2006 2005 2004	$15,000 $0 $0	-- -- --	-- -- --	-- -- (2)	-- -- --	-- -- --

Kurt Bordian, CFO	2006 2005 2004	$0 $0 $0	-- -- --	-- -- --	100,000 -- --	31,000 -- --	131,000 -- --

(1)

Includes $15,000 salary which Mr. Moore received as CFO of Mexoro, as well as compensation he received from consulting work done for Mexoro during the fiscal year ended February 28, 2006.  For the months of July and August of 2005, Mr. Moore received 10,000 shares of Common Stock of Mexoro, which were valued at a price of $1.00 per share, for consulting services.  For September, October, November, and December of 2005, Mr. Moore received 20,000 shares, valued at a price of $4.00 per share, for consulting services he rendered.  Mr. Moore’s total consulting compensation for July 2005 through December 2005 was valued at $90,000.    Mr. Moore was also the Company’s Chief Operating Officer from June 2005 through December 2005.

(2)

Mr. Fields was granted 12,000 stock options at $1.50 per share on March 1, 2003. These became fully vested on March 1, 2004, and he exercised them in October 2005.

(3)

Includes $15,000 paid to MRT for rent and office services.  MRT is paid $5,000 per month for office services.  This amount is considered to be indirect compensation to Mr. Ayub because he controls MRT.

(4)

Includes $1,032 ($1,200CDN) paid to MCSI for rent and office services.  MCSI is paid $400 per month for office services.  This amount is considered to be indirect compensation to Mr. Moore because he is a shareholder of MCSI.

(5)

See the “Options Grants During the Last Fiscal Year” section below for how this value was determined.

The following table demonstrates the outstanding equity awards at the end of the February 28, 2006 fiscal year:

-- 73 --

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options/ SARs at Financial Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Financial Year-End  ($) Exercisable/ Unexercisable
Robert Knight	Nil	Nil	50,000/150,000	37,500/112,500
Tracy A. Moore	Nil	Nil	50,000/150,000	37,500/112,500
Mario Ayub	Nil	Nil	50,000/150,000	37,500/112,500

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

-- 74 --

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

-- 75 --

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

-- 76 --

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

-- 77 --

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

-- 78 --

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

-- 79 --

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

-- 80 --

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

-- 81 --

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

Date: April 4, 2007

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

Date: April 4, 2007

-- 82 --