Form 10QSB/A
period 2006-05-31
MEXORO MINERALS LTD
filed 2007-04-04
CIK 1046672

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

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended May 31, 2006, to reflect changes in our controls and procedures disclosure.

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

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisition IV, Inc.)

(An Exploration Stage Company)

Consolidated Financial Statements

May 31, 2006

(Unaudited) (U.S. Dollars)

INDEX

Page

Consolidated Financial Statements

Consolidated Balance Sheets

3

Consolidated Statements of Operations and Accumulated Deficit

4

Consolidated Statements of Cash Flows

5

Notes to Consolidated Financial Statements

6 - 17

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

(U.S. Dollars)

	May 31,	February 28,
	2006	2006
	(Unaudited)	(Audited)

Assets
Current
Cash and cash equivalents	$2,074,857	$479,530
Accounts receivable	62,726	10,069
Prepaid expenses	10,000	48,269
	2,147,583	537,868
Equipment (note 4)	2,725	880

Total Assets	$2,150,308	$538,748

Liabilities
Current
Accounts payable and accrued liabilities	$86,777	$79,124
Promissory notes (note 6)	-	412,800
	86,777	491,924
Convertible Debentures (note 7)	2,917,500	652,000

Total Liabilities	3,004,277	1,143,924

Stockholders’ Deficiency
Capital Stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 8)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 15,201,102 (2006 – 12,799,902) (note 9)	16,371,777	15,583,977
Additional paid-in capital	18,347,846	16,082,346
Stock subscriptions	-	170,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(33,553,799)	(30,439,123)
Other comprehensive income	(16,366)	1,051
Total Stockholders’ Deficiency	(853,969)	(605,176)

Total Liabilities and Stockholders’ Deficiency	$2,150,308	$538,748

Going concern (note 3)

Commitments (note 5)

Subsequent events (note 13)

The Accompanying Notes are an Integral Part of These Financial Statements.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations and Accumulated Deficit

(Unaudited) (U.S. Dollars)

			Period from
			Inception of
			Exploration Stage
	Three Months Ended		(March 1, 2004)
	May 31,	May 31,	To May 31,
	2006	2005	2006

Expenses
General and administrative	$570,288	$13,052	$9,957,035
Stock-based compensation	-	-	4,232,955
Mineral exploration	252,261	-	252,261
Acquisition of resource properties	-	-	15,306,422

Operating Loss	(822,549)	(13,052)	(29,748,673)
Other Income (Expenses)
Interest expense	(2,305,441)	(1,290)	(3,951,625)
Interest income	6,055	-	6,055
Gain on settlement of debt (notes 6 and 7)	7,259	-	140,444

Net Loss	(3,114,676)	(14,342)	(33,553,799)
Accumulated Deficit, Beginning	(30,439,123)	(13,912,488)	-

Accumulated Deficit, Ending	$(33,553,799)	$(13,926,830)	$(33,553,799)

Other Comprehensive Income
Foreign exchange gain (loss) on translation	(32,612)	5,975	(16,754)

Total Comprehensive Loss	$(3,147,288)	$(8,367)	$(33,570,553)

Total Loss Per Share – basic and diluted	$ (0.22)	$ (0.01)

Weighted Average Number of Shares of
Common Stock – basic and diluted	14,159,872	1,737,902

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited) (U.S. Dollars)

			Period from
			Inception of
			Exploration Stage
	Three Months Ended		(March 1, 2004)
	May 31,	May 31,	to May 31,
	2006	2005	2006
Operating Activities
Net loss	$(3,114,676)	$(14,342)	$(33,553,799)
Adjustments to reconcile net loss
to net cash flows
Write off of note receivable	-	-	57,500
Acquisition of resource properties for stock	-	-	13,065,000
Amortization	117	-	117
Discount on convertible debenture	-	-	175,000
Effect of foreign currency translation on cash	(17,417)	96	(3,218)
Stock-based compensation	-	-	14,535,955
Beneficial conversion feature	2,265,500	-	3,717,500
Prepaid expense	38,269	4,492	(3,520)
Accounts receivable	(52,657)	-	(54,520)
Customer deposits	-	-	(44,809)
Accounts payable and accrued liabilities	7,653	418	64,584
Cash Used in Operating Activities	(873,211)	(10,172)	(2,044,210)
Investing Activity
Purchase of property and equipment	(1,962)	-	(2,842)
Cash Used in Investing Activity	(1,962)	-	(2,842)
Financing Activities
Proceeds from notes payable	-	-	562,800
Proceeds from convertible debentures	2,265,500	-	3,717,500
Proceeds from exercise of options	-	-	78,000
Repayment of notes payable	-	(15,000)	(591,300)
Repayment of convertible debentures	-	-	(705,000)
Stock subscriptions	(170,000)	-	-
Issuance of common stock	375,000	-	1,059,909
Cash Provided by (Used in) Financing
Activities	2,470,500	(15,000)	4,121,909
Inflow of Cash and Cash Equivalents	1,595,327	(25,172)	2,074,857
Cash and Cash Equivalents, Beginning	479,530	35,122	-
Cash and Cash Equivalents, Ending	$2,074,857	$9,950	$2,074,857

Supplemental Cash Flow Information
Interest paid	$39,941	$1,290	$146,625
Common stock issued on conversion of debt	$-	$-	$300,000
Common stock issued on settlement of notes payable	$412,800	$-	$412,800
Shares issued for services	$-	$-	$100,000

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

(k)

Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

4.

EQUIPMENT

	May 31, 2006			February 28, 2006
		Accumulated
	Cost	Depreciation	Net	Net

Office equipment	$2,842	$(117)	$2,725	$880

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

The options are summarized as follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at February 28, 2005	168,000	$ 0.94
Granted	800,000	$ 0.50
Cancelled	(6,000)	$ 1.50
Exercised	(32,000)	$ 1.34

Outstanding at February 28, 2006	930,000	$ 0.54

Outstanding at May 31, 2006	930,000	$ 0.54

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

After completing our evaluation, we received comments from the SEC staff in relation to our Registration Statement on Form SB-2.  After considering the staff’s comments, our management concluded that we needed to restate certain of our financial statements to correct a calculation error in the recording of a beneficial conversion feature on warrants issued with convertible debentures, to reclassify accrued interest, and to correct an error in valuing the common stock issued by the Company.  Such restatements are described in more detail in Note 2 to our Financial Statements included in our Amended Annual Report on Form 10-KSB/A for the fiscal year ending February 28, 2006 and Amended Quarterly Report on Form 10-QSB/A for the quarter ended May 31, 2006.  Based on the foregoing, our principal executive officer and principal financial officer reviewed and reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded processed, summarized and reported within the time periods specified by the SEC.  Our principal executive officer and our principal financial officer determined that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.  The errors which occured were due to a lack of knowledge of GAAP requirements.  Our principal financial officer now has knowledge of the treatment of these items under GAAP.

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