Form 10QSB/A
period 2006-08-31
MEXORO MINERALS LTD
filed 2007-04-04
CIK 1046672

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

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended August 31, 2006, to reflect changes in our controls and procedures disclosure.

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

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Financial Statements

August 31, 2006

(Unaudited) (U.S. Dollars)

INDEX

Page

Consolidated Financial Statements

Consolidated Balance Sheets

3

Consolidated Statements of Operations and Retained Deficit

4

Consolidated Statements of Cash Flows

5

Notes to Consolidated Financial Statements

6 –20

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

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 21,036,102 (2006 – 12,799,902) (note 10)	19,314,277	15,583,977
Additional paid-in capital	9,915,846	7,402,346
Stock subscriptions	-	170,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(25,698,977)	(21,759,123)
Other comprehensive income	13,903	1,051
Total stockholders’ equity (deficiency)	1,541,622	(605,176)

Total liabilities and stockholders’ equity (deficiency)	$1,723,255	$538,748

Going concern (note 4)

Commitments (note 6)

Contingent liability (note 14)

Subsequent events (note 15)

The accompanying notes are an integral part of these financial statements.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Statements of

Operations and Retained Deficit

(Unaudited) (U.S. Dollars)

					Period from
					Inception of
					Exploration Stage
	Three Months Ended		Six Months Ended		(March 1, 2004)
	August 31,	August 31,	August 31,	August 31,	To August 31,
	2006	2005	2006	2005	2006

Expenses
General and administrative	$227,472	70,812	797,760	$83,864	$1,504,507
Stock-based compensation	248,000	-	248,000	-	4,480,955
Mineral exploration	352,237	-	604,498	-	604,498
Acquisition of resource properties	-	150,000	-	150,000	15,306,422

Operating loss	(827,709)	(220,812)	(1,650,258)	(233,864)	(21,896,382)
Other income (expenses)
Interest expense	(15,532)	(400)	(2,320,973)	(1,690)	(3,967,157)
Interest income	18,063	-	24,118	-	24,118
Gain on settlement of debt (notes 7 & 8)	-	-	7,259	-	140,444

Net loss	(825,178)	(221,212)	(3,939,854)	(235,554)	(25,698,977)
Accumulated deficit during the
exploration stage, beginning (note 2)	(24,873,799)	(13,926,830)	(21,759,123)	(13,912,488)	-
Accumulated deficit during the
exploration stage, ending	$(25,698,977)	$(14,148,042)	(25,698,977)	$(14,148,042)	$(25,698,977)

Other comprehensive income
Foreign exchange gain (loss) on translation	1,707	(1,578)	(30,905)	5,133	(15,047)

Total comprehensive loss	$(823,471)	$(222,790)	$(3,970,759)	$(230,421)	$(25,714,024)

Total loss per share – basic and diluted	$(0.04)	$(0.13)	$(0.24)	$(0.14)

Weighted average number of shares of
common stock – basic and diluted	18,882,406	1,743,228	16,521,139	1,740,566

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

2.

RESTATEMENT (Continued)

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

(g)

Use of estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and would impact future results of operations and cash flows

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2006

(Unaudited) (U.S. Dollars)

3.

SIGNIGICANT ACCOUNTING POLICIES (Continued)

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

The fair value of the warrants attached to the convertible debentures as discussed above was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	112,500 Warrants – attached to $675,000 Convertible Debenture	135,000 Additional Rights Warrants – attached to $675,000 Convertible Debenture	2,917,500 Warrants
Expected life	5 years	5 years	2 years
Expected volatility	107%	107%	107%
Risk free interest rate	5%	5%	5%
Expected dividends	-	-	-
Weighted average fair value of warrant	$6.00	$5.00	$1.00
Stock price at date of grant	$6.50	$6.50	$1.45

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

(Unaudited) (U.S. Dollars)

12.

WARRANTS (Continued)

The fair value of the warrants discussed above was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	2,917,500 Warrants	1,000,000 Warrants issued to GM Capital – Series A	1,000,000 Warrants issued to GM Capital – Series B	1,000,000 Warrants issued to GM Capital – Series C	1,000,000 Warrants issued to GM Capital – Series D	1,000,000 Warrants issued to GM Capital – Series E

Expected life (years)	2	1.58	2.08	2.08	3.08	3.08
Expected volatility	107%	152%	152%	152%	152%	152%
Risk free interest rate	5%	5%	5%	5%	5%	5%
Expected dividends	-	-	-	-	-	-
Weighted average fair value of warrant	$1.00	$0.50	$0.75	$1.00	$1.25	$1.50
Stock price at date of grant	$1.45	$1.00	$1.00	$1.00	$1.00	$1.00

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

1.

Phase 1 Exploration.

Budget:

We expected the Phase 1 exploration program to cost approximately $200,000.  From January 2006 through August 2006, we spent approximately $200,000 on the phase 1 exploration of this project.  We expect to spend an additional $200,000 on the property by the end of December 2006.  Of this, $300,000 will be spent on the trenching, sampling and assaying on the property.  We plan to spend approximately $50,000 on column testing to determine the leachability of the ore.  The balance of the funds will be spent in wages, camp costs and general administrative costs.  The funds will come from our general working capital.  We plan to do some additional column testing to determine the leachablity of the ore.  The estimated cost for these additional tests will be approximately $50,000. The funds required for these additional tests will come from general working capital.

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

After completing our evaluation, we received comments from the SEC staff in relation to our Registration Statement on Form SB-2.  After considering the staff’s comments, our management concluded that we needed to restate certain of our financial statements to correct a calculation error in the recording of a beneficial conversion feature on warrants issued with convertible debentures, to reclassify accrued interest, and to correct an error in valuing the common stock issued by the Company.  Such restatements are described in more detail in Note 2 to our Financial Statements included in our Amended Annual Report on Form 10-KSB/A for the fiscal year ending February 28, 2006 and Amended Quarterly Reports on Form 10-QSB/A for the quarters ended May 31, 2006 and August 31, 2006.  Based on the foregoing, our principal executive officer and principal financial officer reviewed and reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded processed, summarized and reported within the time periods specified by the SEC.  Our principal executive officer and our principal financial officer determined that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.  The errors which occured were due to a lack of knowledge of GAAP requirements.  Our principal financial officer now has knowledge of the treatment of these items under GAAP.

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

Date: April 4, 2007