Form 10QSB/A
period 2006-11-30
MEXORO MINERALS LTD
filed 2007-04-04
CIK 1046672

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

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended November 30, 2006, to reflect changes in our controls and procedures disclosure.

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

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Financial Statements

November 30, 2006

(Unaudited) (U.S. Dollars)

INDEX	Page

Consolidated Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Operations and Retained Deficit	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6 - 20

 MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited) (U.S. Dollars)

RESTATED – Note 2

	November 30,	February 28,
	2006	2006
Assets
Current
Cash and cash equivalents	$842,742	$479,530
Amounts receivable	164,201	10,069
Prepaid expenses	27,490	48,269
	1,034,433	537,868
Equipment (note 5)	135,345	880

Total assets	$1,169,778	$538,748

Liabilities
Current
Accounts payable and accrued liabilities	$118,958	$79,124
Promissory notes (note 7)	-	412,800
	118,958	491,924
Convertible debentures (note 8)	-	652,000

Total liabilities	118,958	1,143,924

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 21,036,102 (2006 – 12,799,902) (note 10)	19,304,277	15,573,977
Additional paid-in capital	7,966,846	3,991,596
Stock subscriptions	-	170,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(24,221,128)	(18,338,373)
Other comprehensive income	4,252	1,051
Total stockholders’ equity (deficiency)	1,050,820	(605,176)

Total liabilities and stockholders’ equity (deficiency)	$1,169,778	$538,748

Going concern (note 4)

Commitments (note 6)

Contingent liability (note 14)

Subsequent events (note 15)

The Accompanying Notes are an Integral Part of These Financial Statements.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations and Accumulated Deficit

(Unaudited) (U.S. Dollars)

RESTATED – Note 2

					Period from
					Inception of
					Exploration Stage
	Three Months Ended		Nine Months Ended		March 1, 2004 to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005	2006

Expenses
General and administrative	$160,496	$148,594	$958,256	$232,458	$1,655,003
Stock-based compensation	487,250	-	1,709,750	-	2,531,955
Mineral exploration	333,050	-	937,548	-	937,548
Impairment of mineral property costs	-	-	-	150,000	15,306,422

Operating loss	(980,796)	(148,594)	(3,605,554)	(382,458)	(20,430,928)
Other income (expenses)
Interest expense	-	(1,323)	(2,320,973)	(3,013)	(3,967,157)
Interest income	12,395	-	36,513	-	36,513
Gain on settlement of debt (notes 7 and 8)	-	133,185	7,259	133,185	140,444

Net loss	(968,401)	(16,732)	(5,882,755)	(252,286)	(24,221,128)
Accumulated deficit during the
exploration stage, beginning (note 2)	(23,252,727)	(3,856,769)	(18,338,373)	(3,621,215)	-
Accumulated deficit during the
exploration stage, ending	$(24,221,128)	$(3,873,501)	$(24,221,128)	$(3,873,501)	$(24,221,128)

Other comprehensive income
Foreign exchange gain (loss) on translation	26,653	(1,618)	(4,252)	4,554	(4,252)

Total comprehensive loss	$(941,748)	$(15,114)	$(5,887,007)	$(247,732)	$(24,218,450)

Total loss per share – basic and diluted	$(0.05)	$(0.01)	$(0.33)	$(0.14)

Weighted average number of shares of
common stock – basic and diluted	21,036,102	1,782,028	18,015,181	1,763,738

The Accompanying Notes are an Integral Part of These Financial Statements.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited) (U.S. Dollars)

RESTATED – Note 2

			Period from
			Inception of
	Nine Months Ended		Exploration Stage
			March 1, 2004 to
	November 30,	November 30,	November 30,
	2006	2005	2006
Operating activities
Net loss	$(5,882,755)	$(252,286)	$(24,221,128)
Adjustments to reconcile net income (loss) to net cash flows
Write off of note receivable	-	-	57,500
Impairment of mineral property costs for stock	-	150,000	13,065,000
Issuance of shares for Consulting Services	-	100,000	-
Amortization	15,192	-	15,192
Discount on convertible debenture	-	-	175,000
Non-cash component of gain on settlement of debt	-	(133,185)	(175,000)
Stock-based compensation	1,709,750	-	4,144,955
Beneficial conversion feature	2,265,500	-	3,717,500
Prepaid expense	20,779	-	(21,010)
Amounts receivable	(154,132)	(13,094)	(155,995)
Customer deposits	-	-	(44,809)
Accounts payable and accrued liabilities	39,834	80,863	96,765
Cash used in operating activities	(1,985,832)	(67,702)	(3,346,030)
Investing activity
Purchase of property and equipment	(149,657)	-	(150,537)
Cash used in investing activity	(149,657)	-	(150,537)
Financing activities
Proceeds from notes payable	-	455,300	562,800
Proceeds from convertible debentures	2,240,500	-	3,692,500
Proceeds from exercise of options	-	43,000	78,000
Proceeds from exercise of warrants	50,000	-	50,000
Repayment of notes payable	-	(28,500)	(178,500)
Repayment of convertible debentures	-	(541,815)	(530,000)
Stock subscriptions	(170,000)	107,500	-
Issuance of common stock	375,000	-	647,109
Cash provided by (used in) financing activities	2,495,500	35,485	4,321,909
Inflow of cash and cash equivalents	360,011	(32,217)	825,342
Effect of foreign currency translation on cash	3,201	(1,325)	17,400
Cash and cash equivalents, beginning	479,530	35,122	-
Cash and cash equivalents, ending	$842,742	$1,580	$842,742
Supplemental cash flow information
Interest paid	$55,473	$-	$162,157
Income taxes paid	-	-	-
Common stock issued on conversion of debt	2,917,500	-	3,217,500
Common stock issued on settlement of notes payable	412,800	-	412,800
Shares issued for services	-	-	90,000

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

RESTATED – Note 2

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

RESTATED – Note 2

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

RESTATED – Note 2

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

In March 2005, FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”.  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  This pronouncement does not impact the Company for the current year

 MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine Months Ended  November 30, 2006

(Unaudited) (U.S. Dollars)

RESTATED – Note 2

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(iv)

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

RESTATED – Note 2

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

RESTATED – Note 2

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

Sahauyacan Property

On October 24, 2006, Sunburst de Mexico S.A. de C.V. entered into an Exploration And Sale Option Agreement Of Mining Concessions (the “Exploration Agreement”) with Minera Emilio, S.A. DE C.V. (“Minera Emilio”) for mineral concessions in Chihuahua, Mexico on the property referred to as the Sahauyacan Property. Under the Exploration Agreement, Minera Emilio granted the Company the exclusive right to conduct exploration on the Sahauyacan Property.

The Company must pay Minera Emilio $282,000 in the following manner:  (i) $30,000 paid at the execution of the Agreement (paid); (ii) $2,500 per month during the first year with an effective start date of

  MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine Months Ended  November 30, 2006

(Unaudited) (U.S. Dollars)

RESTATED – Note 2

6.

MINERAL PROPERTIES (Continued)

August 21, 2006; (iii) $3,500 per month during the second year term; and (iv) $5,000 monthly, during the third, fourth, and fifth yearly term.

The term of the Exploration Agreement is five years from the date of execution by Minera Emilio, which expires on June 22, 2011.

Minera Emilio also granted the Company the option to purchase the Mineral Claim from Minera Emilio (the “Option”) for $300,000 or the equivalent of $500,000 in restricted shares of common stock of Mexoro based upon the market value of such shares during the thirty days preceding notice of the intent to exercise the Option.  The Option shall expire on June 22, 2011.  The Company must complete a feasibility survey within three years from the date the Option is exercised.

After exercising the Option, the Company must pay Minera Emilio royalties on any mineral ore that is sold from the Mineral Claim.  The rate of the royalties due varies based on the price of the Golden Ounce on the London Metal Exchange (the “Price”).  If the Price is less than or equal to $600 per ounce, the royalty due is 3% of Net Revenue.  If the Price is higher than $600 per ounce, the royalty due is 4% of the Net Revenue.  Net Revenue is calculated by subtracting smelting expenses, added value taxes, and all other taxes on production sales from revenue.

 MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine Months Ended  November 30, 2006

(Unaudited) (U.S. Dollars)

RESTATED – Note 2

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

RESTATED – Note 2

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

RESTATED – Note 2

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

The options are summarized as follows:

		Weighted Average
	Options	Exercise Price

Outstanding at February 28, 2006	930,000	$ 0.54
Granted	150,000	1.04

Outstanding at November 30, 2006	1,080,000	$0.54

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

RESTATED – Note 2

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

RESTATED – Note 2

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of November 30, 2006 to provide reasonable assurance of the achievement of these objectives.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

After completing our evaluation, we received comments from the SEC staff in relation to our Registration Statement on Form SB-2.  After considering the staff’s comments, our management concluded that we needed to restate certain of our financial statements to correct a calculation error in the recording of a beneficial conversion feature on warrants issued with convertible debentures, to reclassify accrued interest, and to correct an error in valuing the common stock issued by the Company.  Such restatements are described in more detail in Note 2 to our Financial Statements included in our Amended Annual Report on Form 10-KSB/A for the fiscal year ending February 28, 2006 and Amended Quarterly Reports on Form 10-QSB/A for the quarters ended May 31, 2006, August 31, 2006, and November 30, 2006.  Based on the foregoing, our principal executive officer and principal financial officer reviewed and reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded processed, summarized and reported within the time periods specified by the SEC.  Our principal executive officer and our principal financial officer determined that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.  The errors which occured were due to a lack of knowledge of GAAP requirements.  Our principal financial officer now has knowledge of the treatment of these items under GAAP.

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

10.17

AMENDMENT TO AGREEMENT ENTERED INTO ON DECEMBER 8, 2005, entered into on April 6, 2006 among Company, Sunburst Mexico, and MRT (herein incorporated by reference from the Company’s report on Form 8-K for report date April 6, 2006 and filed with the Securities and Exchange Commission on April 7, 2006)

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