Form 10KSB
period 2007-02-28
MEXORO MINERALS LTD
filed 2007-06-13
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

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

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____ No _X_

State issuer's revenue for its most recent fiscal year: $ 0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $22,197,300 as of June 2, 2007.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _X_ No ___

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Outstanding shares: 21,836,102 as of June 5, 2007; Outstanding Warrants: 7,442,500 as of June 5, 2007; Outstanding Options: 2,505,000 of which 992,500 have vested as of June 5, 2007. Totaling, fully diluted shares: 31,783,602.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any annual report filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

Mexoro Minerals Ltd. (formerly known as Sunburst Acquisitions IV, Inc.), (“the Company,” or “Mexoro”), was incorporated in the State of Colorado on August 27, 1997.  We were formed to seek out and acquire business opportunities.  Between 1997 and 2003, we engaged in two business acquisitions and one business opportunity, none of which generated a significant profit or created a sustainable business for us.

On May 3, 2004, we completed a “Share Exchange Agreement” with Sierra Minerals and Mining, Inc., a Nevada corporation (“Sierra Minerals”), which caused Sierra Minerals to become our wholly owned subsidiary.  At the time of the share exchange transaction, Sierra Minerals held, through a joint venture with Minera Rio Tinto, S.A. de C.V. (“MRT”), a company duly incorporated pursuant to the laws of the United Mexican States, mineral concessions and options to obtain certain mineral concessions on properties in Chihuahua, Mexico. Because Sierra Minerals was not a Mexican company, it was prohibited by Mexican law from owning the mineral concessions directly.  The joint venture allowed Sierra Minerals to have rights to these concessions while maintaining compliance with Mexican law.  MRT was controlled, and continues to be controlled, by Mario Ayub. Concurrently with the Share Exchange Agreement, Mr. Ayub became a director, and later Chief Operating Officer, of Mexoro. In August 2005, Mexoro cancelled the joint venture agreement in order to pursue the mineral exploration opportunity through a new wholly owned Mexican subsidiary. On January 20, 2006, Sierra Minerals was dissolved.

In August 2005, we created a wholly owned Mexican subsidiary corporation, Sunburst de Mexico, S.A. de C.V. (“Sunburst de Mexico”).  On August 25, 2005, Sunburst de Mexico, Mexoro and MRT entered into agreements in which MRT assigned to Sunburst de Mexico the right to explore and exploit two properties in Mexico. MRT had previously acquired property rights from the owners, Corporativo Minero, S.A. de C.V. (“Corporativo Minero”), and Compañía Minera De Namiquipa, S. A. de C. V. (“Compañía Minera”), respectively.  Concurrent with assigning to Sunburst de Mexico its rights to these two properties, MRT assigned to Sunburst de Mexico the option, but not the obligation, to purchase additional mineral concessions on a separate property, also located in Chihuahua, Mexico.

Through Sunburst de Mexico, we are engaged in the exploration of four gold and silver exploration properties, each made up of several mining concessions, located in the State of Chihuahua, Mexico.  (“Mining Concessions” refers to an area of land for which the owner of the concession has the right to explore for and develop mineral deposits.  The rights to and ownership of the minerals in the concessions were granted, in our case, originally by the Mexican Government to the former concession owners, and then to us from those owners.  In Canada and the United States, the term is commonly referred to as “Mineral Rights” or “Mining Claims.”)  These properties are generally referred to as the Cieneguita Property, the Guazapares Property, the Encino Gordo Property and the Sahauyacan Property.  We will own 100% of the Cieneguita Property upon completion of a payment of $2,000,000 to Corporativo Minero and we have the option to purchase the Guazapares Property.  In August 2005, we purchased two Encino Gordo mineral concessions for $100, and we have exercised our option to purchase three additional Encino Gordo mineral concessions from an unrelated third party, all of which now comprise the Encino Gordo Property.

In December 2005, Mexoro and Sunburst de Mexico entered into a new agreement with MRT (the “New Agreement”).  In the New Agreement, Sunburst de Mexico exercised its option to purchase three additional mining concessions in the Encino Gordo region.  The New Agreement required the Company to issue to MRT 2 million shares of Mexoro’s common stock within four months of the date of the signing of the New Agreement. These shares were issued on February 23, 2006.  Under the terms of the New Agreement, MRT had the option to buy all of the outstanding shares of Sunburst de Mexico for $100 if the Company failed to transfer $1,500,000 to Sunburst de Mexico by April 30, 2006.  However, in April 2006, the parties amended the New Agreement to delete both the required transfer of $1,500,000 to Sunburst de Mexico along with MRT’s option to purchase all of the shares of Sunburst de Mexico.  The New Agreement also requires the Company to issue one million additional shares of common stock to MRT when, if ever, production of the Cieneguita Property reaches 85% of production capacity.

On October 24, 2006, we purchased exclusive exploration rights and an option to purchase several additional mineral concessions, collectively referred to as the Sahauyacan Property, in Chihuahua, Mexico, from Minera Emilio, S.A. de C.V.,(“Minera Emilio”). In order to maintain the right to explore the Sahauyacan Property, the Company paid $30,000 upon execution of the agreement and must pay $252,000 in monthly installments over a five year term. In order to purchase the Sahauyacan Property, Mexoro must pay $300,000 in cash or $500,000 in shares of the Company within the term of the option. The Company must also pay a royalty of 3% or 4% of Net Revenues (as defined), depending on the price of gold. Net Revenue is calculated by subtracting smelting expenses, added value taxes and all other taxes on production sales from revenue.

On February 13, 2006, the shareholders of the Company approved a 1:50 reverse split of its issued and outstanding common stock with one new share issued for each 50 old shares. Prior to the reverse split, the Company had 189,994,324 shares of common stock issued and outstanding.  Immediately following the reverse split, the Company had 3,799,887 shares issued and outstanding.  All figures relating to shares of common stock or price of shares of common stock herein reflect the 1:50 reverse split unless otherwise indicated.

We changed our name to Mexoro Minerals Ltd. on February 15, 2006.  As of the date of this report, we are considered to be an exploration stage corporation, as that term is defined in the U.S. Securities and Exchange Commission’s (“SEC”) Industry Guide 7, as we are engaged in the search for mineral deposits but not engaged in the preparation of an established commercially mineable deposit for extraction or in the exploitation of a mineral deposit.

Prior Acquisitions

In August 1999, we invested $1,000,000 in Prologic Management Systems, Inc. (“Prologic”), which was engaged in the business of providing systems integration services, networking services, software development and applications software for the commercial market. The investment in Prologic was made in anticipation of a business combination with that company.  As part of that transaction, we acquired 3,459,972 shares of Prologic. However, the agreement to complete a business combination was terminated prior to its consummation and in March 2000 we charged off our investment to operations.

In January 2001, we entered into an agreement with Prologic to recover a portion of our investment. Pursuant to that agreement, on February 16, 2001, we completed the sale of 2,859,972 shares of stock in Prologic to Prologic, or its designees, for a total sales price of $400,000. Of the sales price, $325,000 was paid in cash at closing and $75,000 through Prologic’s execution of a promissory note. The promissory note bore interest at the rate of 10% per annum and required payments of $25,000 principal, plus accrued interest, on each of April 12, 2001, July 12, 2001 and October 12, 2001, none of which were ever received by us. Subsequently, Prologic declared bankruptcy and we wrote the promissory note off as uncollectible.

We retained ownership of a total of 600,000 shares of Prologic, which we subsequently sold. Such shares were “restricted securities” as defined in Rule 144 under the Securities Act of 1933.  The shares were sold in accordance with the provisions of Rule 144.

On December 4, 2000, the Company completed an agreement for share exchange between itself and HollywoodBroadcasting.com, Inc. (“HBC”), a Nevada corporation. As a result of that closing, HBC became a wholly-owned subsidiary of the Company.

HBC was a development stage company formed for the purpose of developing and producing original entertainment and information programming for various media including domestic and foreign broadcast, cable and satellite television, home video, DVD sales and rentals and the Internet. HBC and other content providers relied upon the availability of the specified revenue streams as the platform for their business model. The Company was not able to generate significant revenues from any of the sources it relied upon in establishing its business model.

On September 28, 2001, the Company completed the sale of its wholly-owned subsidiary HBC for $1,000 in cash.

Prior Business Activities

On February 27, 2002, we were assigned a sub-distributorship agreement pursuant to a contract between 1357784 Ontario Ltd. and Romlight International, Inc. (“Romlight International”), a company based in Toronto, Ontario, Canada.  There was no affiliation between 1357784 Ontario Ltd. and Romlight International and Prologic, HBC, Sierra Minerals, Mexoro, their officers, directors or affiliates.  Pursuant to the sub-distributorship agreement, we became the exclusive worldwide distributor to the hydroponics industry of digital electronic lighting ballasts.  This sub-distributorship agreement was assigned to our wholly owned subsidiary, Sunburst Digital, Inc., a Canadian corporation.

Under the sub-distributorship agreement, we had an annual purchase commitment of 100,000 units. However, because of difficulties in obtaining delivery of finished product from the manufacturer, during the fiscal year ending February 28, 2003, we took delivery of a total of only 500 400-watt ballasts. In January 2003, the contract between 1357784 Ontario Ltd. and Romlight International and our sub-distributorship agreement were cancelled.  On April 2, 2003, Sunburst Digital, Inc. signed an agreement directly with Romlight International containing terms and conditions substantially identical to the terms of the sub-distributorship agreement. This new agreement also included an annual purchase commitment of 100,000 units that only became applicable if and when Romlight International was able to resolve its production difficulties and commit itself to a reliable delivery schedule for completed ballasts; however, Romlight International was not able to resolve these difficulties.

We paid Romlight International a deposit of $183,454 for the sub-distributorship.  Due to quality control issues, the ballasts were never sold, and we wrote off our entire deposit and ceased to operate Sunburst Digital, Inc.  Sunburst Digital, Inc. was administratively dissolved on March 31, 2006.  We had no operations between the cessation of these activities and the acquisition of Sierra Minerals.

Current Operations

On May 3, 2004, we entered into a Share Exchange Agreement with the shareholders of Sierra Minerals, which was incorporated in Nevada on March 19, 2004.  As a result of this transaction, Sierra Minerals became our wholly owned subsidiary.  Pursuant to the Share Exchange Agreement, we agreed to loan to MRT, on behalf of Sierra Minerals, $147,500 to be evidenced by an 8% promissory note signed by MRT. In addition, and as a result of the closing of this Share Exchange Agreement, we paid a finders’ fee to two corporate entities whereby we issued an aggregate of 120,000 5-year options to purchase shares of our common stock, at a price of $0.50 per share, as follows: 60,000 were issued to T.R. Winston & Company, LLC and 60,000 were issued to Liberty Management, LLC.  T.R. Winston & Company, LLC, Liberty Management, LLC, and their officers, directors and affiliates are not affiliates of Mexoro, Sierra Minerals, MRT or their officers, directors, and affiliates.

Sierra Minerals had no operations between its date of incorporation and April 26, 2005.  Sierra Minerals was a party to a joint venture agreement dated April 26, 2004 and amended on June 1, 2004, by and between Sierra Minerals and MRT.  MRT had the right to acquire certain mineral concessions, as described herein as the Cieneguita Property and Guazapares Property, as explained below.  Under the terms of the joint venture, MRT and Sierra Minerals planned to form a Mexican corporation, of which Sierra Minerals would own 60% and MRT would own 40%.  Sierra Minerals was required to invest $1,000,000 in this corporation within 30 days of the signing of the joint venture agreement and to secure an additional $2,000,000 line of credit for the new company.  In exchange, MRT would transfer its rights in the mineral concessions to the new corporation.  MRT was appointed as the operator of the Cieneguita Property.  Sierra Minerals advanced $167,500 to MRT, pursuant to the joint venture agreement, to pay for costs associated with the rights.  However, Sierra Minerals did not meet the deadline of investing $1,000,000 into the new corporation.  MRT retained the $167,500 as liquidated damages under the joint venture agreement; Sierra Minerals was not required to pay any additional damages.

The board of directors decided that it wanted to hold these mineral concessions and options for mineral concessions directly instead of through a joint venture agreement due to its belief that holding the title directly is a stronger legal position for the Company.  Consequently, the joint venture agreement was cancelled and a new subsidiary formed.  Once the joint venture agreement was cancelled, Sierra Minerals no longer had any rights to the mineral concessions.

On August 25, 2005, we entered into a new arrangement with MRT.  Instead of a joint venture, we formed a new wholly owned subsidiary, Sunburst de Mexico, which was incorporated in Mexico.  Because Sunburst de Mexico is a Mexican corporation, this restructuring allowed us to take title to the properties directly in the name of Sunburst de Mexico rather than holding the interests in a joint venture.  We entered into agreements with MRT, which gave Sunburst de Mexico options to purchase the mineral concessions of the Cieneguita and Guazapares Properties and the right of first refusal on two Encino Gordo Properties (collectively, the “Property Agreements”).  The parties also entered into an Operating Agreement (which has subsequently been cancelled) that gave MRT the sole and exclusive right and authority to manage the Cieneguita Property.  (This right had also been granted to MRT under the joint venture agreement with Sierra Minerals.)  The material provisions of the Property Agreements are as follows:

(1)

MRT assigned to Sunburst de Mexico, with the permission of the “Cieneguita Owner” (Corporativo Minero), all of MRT’s rights and obligations acquired under a previous agreement, the “Cieneguita Option Agreement”, including the exclusive option to acquire the “Cieneguita Concessions” for a price of $2,000,000. The Cieneguita Option Agreement states that the Company is to make yearly payments on May 6 of each year in the amount of $120,000 per year for the next 13 years and a final payment of the outstanding balance owed on the $2,000,000 in the 14th year to the concession owners to keep the option in good standing. The May 6, 2007 payment is currently in default but an oral agreement between the two parties has determined that the Cieneguita property payments will continue on the date when production on the property commences.  Once the full $2,000,000 payment has been made, we will own the concessions.  Yearly payments will need to be made from working capital.  We do not have the capital at this time to fund the ongoing payments.  We will need to raise the funds through the sale of debt or equity.  We do not have any sources for such capital at this time.  In the alternative, if the Cieneguita property is put into production, of which there is no guarantee, we must pay the Cieneguita owners $20 per ounce of gold produced, if any, from the Cieneguita Concessions up to the total $2,000,000 due. In the event that the price of gold is above $400 per ounce, the property payments payable to the Cieneguita Owners from production will be increased by $0.10 for each dollar increment the spot price of gold trades over $400 per ounce.  The total payment of $2,000,000 does not change with fluctuations in the price of gold. Non-payment of any portion of the $2,000,000 total payment will constitute a default.  In such case, the Cieneguita Owners will retain ownership of the concessions, but we will not incur any additional default penalty.  MRT retained no interest in the Cieneguita Property.

(2)

MRT assigned Sunburst de Mexico, with the consent of the Guazapares Concessions Owner (Compañía Minera) MRT’s rights and obligations concerning the Guazapares Property, including the exclusive option, for a term of four years, to purchase seven of the Guazapares concessions upon payment of $810,000.  In return, Sunburst de Mexico granted MRT a 2.5% Net Smelter Royalty (“NSR”) and the right to extract from the Guazapares concessions up to 5,000 tons per month of rock material; this right will terminate on exercise of the option to purchase the concessions.  MRT retained no interest in the Guazapares Property.

(3)

Sunburst de Mexico purchased two of the Encino Gordo concessions from MRT for a price of 1,000 Pesos (approximately US$90), and MRT assigned to Sunburst de Mexico a first right of refusal to acquire three additional Encino Gordo concessions.

(4)

MRT assigned to Sunburst de Mexico, for a term of 60 months, commencing from June 25, 2004 (the “Option Period”), with the consent of the San Francisco Concessions Owner (Minera Rachasa, S.A. de C. V.), MRT’s rights and obligations acquired under the San Francisco Option Agreement, including the option to purchase the San Francisco Concession for a price of $250,000 (the “Purchase Price”).  MRT and the San Francisco Owner reserved a combined 2.5% NSR. MRT reserved no other rights in the San Francisco Property.  To maintain the option, Sunburst de Mexico assumed the obligation to pay to the San Francisco Owner cumulative annual payments totaling $90,000; if the option is exercised prior to the expiration of the Option Period by payment of the Purchase Price, the obligation to pay the annual payments will be terminated.

(5)

MRT assigned to Sunburst de Mexico, with the consent of the San Antonio Concessions Owner (Rafael Fernando Astorga Hernández), MRT’s rights and obligations acquired under the San Antonio Option Agreement, including the option to purchase the San Antonio concessions for a price of $500,000 (the “Purchase Price”) commencing from January 15, 2004, the date of signing of the San Antonio Option Agreement (the “Option Period”).  MRT and the San Antonio owner reserved a combined 2.5% NSR to be paid to them. MRT reserved no other rights in the San Antonio Property.  To maintain the option, Sunburst de Mexico assumed the obligation to pay to the San Antonio Owner cumulative annual payments totaling $140,000; if the option is exercised prior to the expiration of the Option Period by payment of the Purchase Price, the obligation to pay the annual payments will be terminated. The San Antonio Owner reserved the right to extract from the San Antonio concessions up to 50 tonnes per day of rock material; this right will terminate on the date of the exercise of the option.

Also on August 25, 2005, the parties signed an Operator’s Agreement (which has subsequently been cancelled, as discussed below) pursuant to which Sunburst de Mexico engaged MRT as the Operator of the Cieneguita Property. MRT was to be paid an Operator’s fee based on the functions performed and an Operator’s bonus equal to 10% of the net proceeds of production if operating cash costs did not exceed $230 per ounce of gold produced from the Cieneguita Property.  The Operator’s fee was to be: (a) with respect to Programs: (i) 2% for each individual contract which expressly includes an overhead charge by the party contracted; (ii) 5% for each individual contract which exceeds $50,000; (iii) 15% of all other costs not included; (b) with respect to Construction: 2 % of all other such costs; (c) 3.5% of Operating costs after the completion of construction on Cieneguita. MRT’s duties were to (a) comply with the provisions of all agreements or instruments of title under which the Cieneguita Property or assets were held; (b) pay all costs properly incurred promptly as and when due; (c) keep the Cieneguita Property and assets free of all liens and encumbrances arising out of the mining operations and, in the event of any lien being filed as aforesaid, proceed with diligence to contest or discharge the same; (d) perform such assessment work or make payments in lieu thereof and pay such rentals, taxes or other payments and do all such other things as may be necessary to maintain the Cieneguita Property in good standing, (e) maintain books of account in accordance with generally accepted accounting principles provided that the judgment of the Operator, as to matters related to the accounting, shall govern if the Operator’s accounting practices are in accordance with accounting principles generally accepted in the mining industry in Canada; (f) perform its duties and obligations in accordance with sound mining and engineering practices and other practices customary in the Canadian mining industry, and in substantial compliance with all applicable federal, state and municipal laws of Mexico; and (g) prepare and deliver reports.

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

On December 8, 2005, Mexoro and Sunburst de Mexico entered into a New Agreement with MRT (the “New Agreement’) to exercise their option under the August 18, 2005 “Sale and Purchase of Mining Concessions Agreement” to obtain two mining concessions in the Encino Gordo region. The New Agreement modified the Property Agreements, as discussed below.  The following are additional material terms of the New Agreement:

(1) The Share Option Agreement with MRT was cancelled.

(2) The Company granted MRT the option to buy all of the outstanding shares of Sunburst de Mexico for $100 if the Company failed to transfer $1,500,000 to Sunburst de Mexico by April 30, 2006. On April 6, 2006, MRT agreed to waive its option to purchase the shares of Sunburst de Mexico and also waived Mexoro’s obligation to transfer $1,500,000 to Sunburst de Mexico.

(3) The Property Agreements were modified to change the NSR to a maximum of 2.5% for all properties covered by the Agreements.  The Property Agreements contained NSRs ranging from 0.5% to 7%.

(4) The Company agreed to issue 2,000,000 shares of the Company to MRT within four months of the date of the signing of the New Agreement.  These shares were issued to MRT and its assignee, Etson, Inc., on February 23, 2006.  This issuance fulfilled the Company’s payment obligations under the previous Property Agreements.

(5)  The Company agreed to issue 1,000,000 additional shares of the Company’s common stock to MRT when the Cieneguita Property is put into production, if ever, and it reaches 85% of production capacity over a 90-day period, as defined in the New Agreement.

(6)  The New Agreement gave Sunburst de Mexico the option to obtain three additional concessions in the Encino Gordo region.

(7)  The Operator’s Agreement with MRT was cancelled.

Unless explicitly superseded or terminated by the New Agreement, as discussed above, the terms of the Property Agreements remain in effect.  Under the New Agreement, MRT has assigned to Sunburst de Mexico rights it acquired in a contract with Corporativo Minero.  MRT entered into an agreement with Corporativo Minero on January 12, 2004 by which it acquired the right to explore and exploit the Cieneguita Property and purchase it for $2,000,000.  This agreement gave MRT the exclusive right and option, but not the obligation, to purchase, during the term of the mining concessions of the property, an undivided 100% title to the mining concessions and the exclusive right to carry out mining activities on any portion of the mining concessions.  Under our agreements with MRT, MRT has assigned this agreement and all of its rights and obligations there under, to us.  As of the date of this annual report, $530,000 of the $2,000,000 has been paid to Corporativo Minero. Sunburst de Mexico had the obligation of bringing the property to production on or prior to May 6, 2006.  As of the date of this annual report, the Cieneguita Property is not in production and, therefore, Sunburst de Mexico had the obligation to pay $120,000 to Corporativo Minero on May 6, 2006 to extend the contract.  Through discussions with Mexoro, Corporativo Minero agreed to reduce the obligation to $60,000, of which $10,000 was paid in April 2006.  Sunburst de Mexico was then required to pay the remaining $50,000 by May 6, 2006.  We made this payment to Corporativo Minero and the contract was extended.  We have the obligation to pay a further $120,000 per year on May 6 of each year, until the total of $2,000,000 is paid. As of the date of this annual report we have not made the May 6, 2007 payment but we have not been given notice of default. An oral agreement between the two parties has extended the May 6, 2007 payment date and the annual payments so that the payments will be paid when the Cieneguita Property is put into production.

If the property is put into production, of which there is no assurance, then the contract calls for the remaining payments to be paid from the sale of gold, up to a total of $2,000,000.  The payments, if the property should go into production, would be as follows: The remainder of the $2,000,000 payment would be paid out of production from the Cieneguita Property at a rate of $20 dollars per ounce of gold sold.  However, in the event that the price of gold exceeds $400, then Sunburst de Mexico would be required to pay an additional $0.10 per each ounce for every dollar the spot price of gold trades over $400.  Once $2,000,000 is paid, there is no further obligation to Corporativo Minero.  Non-payment of any portion of the $2,000,000 total payment will constitute a default.  In such case, Corporativo Minero would retain ownership of the concessions, but we will not incur any additional default penalty.  Corporativo Minero has the obligation to pay, from the funds they receive from us, any royalties that may be outstanding on the properties from prior periods.  Corporativo Minero has informed us that there were royalties of up to 7% NSR owned by various former owners of the Cieneguita Property.  They have informed us that the corporations holding those royalties have been dissolved and that there is no further legal requirement to make these royalty payments.  We can make no assurance that we will not ultimately be responsible to pay all or some of the 7% NSR to these former royalty holders if the property was ever put into production and Corporativo Minero did not make the payments to the royalty holders.  MRT no longer has any ownership interest or payment obligations with respect to any of the concessions discussed herein.

On October 24, 2006, Sunburst de Mexico entered into an Exploration And Sale Option Agreement Of Mining Concessions (the “Exploration Agreement”) with Minera Emilio for mineral concessions in Chihuahua, Mexico on the property referred to as the Sahauyacan Property.  Minera Emilio owns 100% of the Sahauyacan Property.  There is no affiliation between Minera Emilio and the Company or its officers, directors or affiliates.

Under the Exploration Agreement, Minera Emilio granted the Company the exclusive right to conduct exploration on the Sahauyacan Property.  The Company must pay Minera Emilio $282,000 in the following manner:  (i) $30,000 paid at the execution of the Agreement (this amount has been paid); (ii) $2,500 per month as of August 21, 2006, and so on for each month elapsed and until the first anniversary (twelve months), on the 21st day of each month  (the first 10 months of these payments have been made and are in good standing); (iii) $3,500 per month as of the beginning of the second yearly term, that is, on August 21, 2007, and every month (on the 21st day of each month) for the whole second yearly term; and (iv) $5,000 monthly, during the third, fourth, and fifth yearly term, on the 21st. day of each month.  The term of the Exploration Agreement is five years from the date of execution by Minera Emilio, which is June 22, 2011.  While Minera Emilio signed the agreement on June 22, 2006, further negotiations occurred and the Company signed the agreement on October 24, 2006.  Non-payment of any of the payments owed would constitute a default under the Exploration Agreement.  As of the date of this annual report, we have not been given notice of any default.   In the event we were given notice and default was not cured in a timely manner, the Company would lose the right to explore on the Sahauyacan Property and would lose the option to purchase the mineral concessions.

Minera Emilio also granted the Company the option to purchase the “Mineral Claim”.  The option shall expire on June 22, 2011.  The Company must provide Minera Emilio with thirty days written notice before exercising the option.  The purchase price of the Mineral Claim is $300,000 or the equivalent of $500,000 in restricted shares of common stock of Mexoro based upon the market value of such shares during the thirty days preceding notice of the intent to exercise the Option.  The Company must complete a feasibility survey within three years from the date the Option is exercised.

After exercising the option, the Company must pay Minera Emilio royalties on any mineral ore that is sold from the Mineral Claim.  The rate of the royalties due varies based on the price of gold on the London Metal Exchange (the “Price”).  If the Price is less than or equal to $600 per ounce, the royalty due is 3% of Net Revenue (as defined below).  If the Price is higher than $600 per ounce, the royalty due is 4% of the Net Revenue.  Net Revenue is calculated by subtracting smelting expenses, added value taxes, and all other taxes on production sales from revenue.

In addition, we intend to identify and obtain options on additional gold and silver properties within the Chihuahua region, if possible.  We will utilize our management’s contacts in the Mexican mining community in order to find potential properties that may be available.  There can be no assurance that we will be able to obtain any additional property on acceptable terms or at all.

Principal Products

Our principal product is the exploration for, and, if warranted, the mining and sale of precious minerals. Because our properties have yet to be explored by us, there is no guarantee that any ore body will be found.

Mario Ayub, the Company’s Chief Operating Officer, is a past President of the National Miners Association of Mexico and of the Chihuahua Miners Association, and through his network, he has been able to discuss and obtain information on potential mining properties.  A potential mining property is identified first by a visit to the property by a geologist.  If the property has potential based upon the geologist’s findings, another visit is made to gather more information by taking surface samples and mapping the property.  Also, geophysical work (in this case mineral exploration techniques using electromagnetic instruments to measure the conductivity of the rocks underground) may be performed before entering into the negotiation process for a particular property.

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

COLUMN TEST -- The process of putting sample ore in a PVC pipe 500 centimeters in diameter and 2-3 meters high and applying lime and a cyanide solution.  The purpose of a column leach test is to collect kinetic information on the ore being evaluated so that scale-up equations can be validated which will allow the projection of the commercial heap leach operation's performance under different operating scenarios.

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

HYDROTHERMAL -- An adjective applied to heated or hot magmatic emanations rich in water, to the processes in which they are concerned, and to the rocks, ore deposits, alteration products and springs produced by them.

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

NET SMELTER RETURN (“NSR”) -- A share of the net revenues generated from the sale of metal produced by a mine.

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

SILVER PAN AMALGAMATION MILL -- The raw ore is wet crushed with stamps, the crushed ore is separated from the slurry in a settling tank and then the crushed ore is charged with mercury (approximately 10% of the weight of the ore) in the amalgamation pan. The amalgam is separated from the slurry and the silver and gold is separated from the amalgam with a retort.

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

Lake
Prey
River

SUNBURST MINING DE MÉXICO, S. A. DE C. V.

100 % subsidiary of Mexoro Minerals Ltd

LOCATION MAP

CHIHUAHUA, MEXICO

GRAPHIC SCALE

Country

0 100 200 300 kilómetros
0 100 200 300 Millas

State

0 100 200 300 kilómetros
0 100 200 300 Millas

Date: August, 2006

Location of Cieneguita, Encino Gordo and Guazapares Properties

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
3'100,000
3'050,000
3'000,000
SUNBURST MINING DE MÉXICO, S. A. DE C. V.
100 % Subsidiary of Mexoro Minerals Ltd
Exploration Projects (Chihuahua)
LOCATION MAP
GRAPHIC SCALE
0 10 20 30 40 50
Kilometers
Date: August, 2006

Location of Sahuayacan Property

700,000
750,000
800,000
850,000
900,000
3'150,000
3'100,000
3'050,000
3'000,000
A HERMOSILLO
A NAVOJOA 53 Km.
SONORA
SAHUAYACAN PROJECT
GUERRERO
CUAUHTEMOC
San Juanito
Bocoyna
Creel
Batopilas
GUACHOCHI
Laguna Bustillos
PARQUE NACIONAL
BARRANCA DEL COBRE
Presa Luis Donaldo Colosio
SIMBOLOGY
COMUNICATION ROUTES
CITIES AND TOWNS
BORDERS
PHYSICAL ELEMENTS
Sahuayacan Project
Road to Sahuayacan Project from Cuauhtemoc, Chihuahua
SUNBURST MINING DE MÉXICO, S. A. DE C. V.
SAHUAYACAN PROJECT LOCATION MAP
GRAPHIC SCALE
0 10 20 30 40 50
Kilometers
Scale 1:100,000
Date: Novembert, 2006

Cieneguita Property

Property Location

The Cieneguita Property is located in the Baja Tarahumara in Cieneguita Lluvia De Oro, an area of canyons in the Municipality of Urique, in southwest Chihuahua, Mexico.  The property is located within one half mile of the small village of Cieneguita Lluvia de Oro.  Access to the property is by an all weather dirt road.  There is available electrical power for the property generated by diesel generators at Cieneguita Lluvia de Oro.

Claim Status and Licensing

The Cieneguita Property is currently owned by Corporativo Minero. Sunburst de Mexico has the option of purchasing the concessions under the payment plan discussed below.  The concessions of this project cover a total area of 822 hectares (approximately 2,031 acres).  The following table is a summary of the concessions on the Cieneguita Property:

Lot Name	Title Number	Area (Ha)	Term of Validity (2)	Royalties and Payments

Aurifero	196356	492.00	7/16/1993 to 7/15/2043	(1)

Aurifero Norte	196153	60.00	7/16/1993 to 7/15/2043	(1)

La Maravilla	190479	222.00	4/29/1991 to 4/24/2041	(1)

Aquilon Uno	208339	48.00	9/23/1998 to 9/22/2048	(1)

(1) The Cieneguita concessions are all under an option to purchase for $2,000,000 of which $530,000 has been paid.  Because the Cieneguita property was not in production by May 6, 2006, Sunburst de Mexico was required to pay $120,000 to Corporative Minero to extend the contract. Through discussions with Mexoro, Corporativo Minero agreed to reduce the obligation to $60,000, of which $10,000 was paid in April 2006.  Sunburst de Mexico was then required to pay the remaining $50,000 by May 6, 2006.  We made this payment to Corporativo Minero so the contract has been extended. We have the obligation to pay a further $120,000 per year for the next 13 years and the balance of payments in the 14th year, until the total of $2,000,000 is paid. If the property is put into production, of which there is no assurance, then the contract calls for the remaining payments to be paid from the sale of gold, to avoid termination of the agreement. As of the date of this annual report, we have not made the required payment due May 6, 2007.  The May 6, 2007 payment is currently in default but an oral agreement between the two parties has determined that the property payments will continue on the date when production on the property commences.  The payments, if the property should go into production, would be as follows: The remainder of the $2,000,000 payment will be paid out of production from the Cieneguita Property at a rate of $20 dollars per ounce of gold sold.  However, in the event that the price of gold is in excess of $400, then Sunburst de Mexico is required to accelerate payments by an additional $0.10 per each ounce for every dollar of gold priced over $400.  The total payment we are liable for is $2,000,000.  Once that amount is paid, we have no further obligation to Corporativo Minero.  Corporativo Minero has the obligation to pay, from the funds they receive from us, any royalties that may be outstanding on the properties from prior periods.  Corporativo Minero has informed us that there were royalties up to 7% NSR owned by various former owners of the property.  They have informed us that the corporations holding those royalties have been dissolved and that there is no further legal requirement to make these royalty payments.  We can make no assurances that we will not ultimately be responsible to pay all or some of the 7% NSR to these former royalty holders if the property were ever put into production and Corporativo Minero did not make the payments to the royalty holders.  However, we do not see this potential for additional royalty payments as a material risk to us.

(2) Amendments to the Mexican mining laws took effect with the publication on December 21, 2005, including certain amendments to the Ley Federal de Derechos, the act that sets forth the mining taxes' rates.  Effective January 1, 2006, this legislation has converted all of the former exploration and exploitive concessions in Mexico, which carried maximum lives of six years, and  25 years, respectively, into general concessions with a 50 year life from their date of registration with the Mining Registry.  The concessions are automatically registered as soon as the concession mining rights are paid and no further paper work is required.  Our claims are currently in good standing and held by Sunburst de Mexico.  There will be no special documents sent to us to reflect the change.

In April 2006, we applied to the Mexican government for a change of use of land permit for 30 hectares of the La Maravilla concession.  The La Maravilla is the concession of the Cieneguita Property that contains the mineralized rock that is the main interest of our exploration.  The La Maravilla concession currently has no activity on it other than our exploration program.  The purpose of the change of use permit is to allow us, if necessary, to extract the rock from this concession for the purposes of processing to extract the precious metals that may be contained therein.  We made the application in advance of any known reserves being discovered on the Cieneguita Property.  We cannot assure that we will have sufficient ore reserves, if any, to commence extraction.  This permit required negotiations with the government and municipality concerning such things as the removal of timber, building and maintaining roads and reclamation.  In January 2007, the government agency issued the change of use permit, and we subsequently made the required payment of approximately $67,000 (720,000 Mexican Pesos).

In July 2006, we submitted an environmental impact study and a risk analysis study to the Mexican government for a permit to build a heap leach mining operation on the Aurifero concession of the Cieneguita Property.  The purpose of this permit is to allow us to construct an ore processing facility through heap leach mining methods.  We do not have any ore reserves on the Cieneguita Property and applied for permits in advance of any conclusive results to partly limit our financial exposure searching for precious metals.  In January 2007, the necessary permits to allow for the building and operation of a heap leach operation were granted to the Company.  If we are unable to extract and process our discoveries, if any, then there is no need to continue exploration.

History

The Cieneguita mine was in limited production in the 1990s. Over a four-year period, the Cieneguita Gold Mine was operated by Mineral Glamis La Cieneguita S. de R.L. de C.V. (“Glamis”), a subsidiary of the Canadian company Glamis Gold Ltd. (“Glamis Gold”).  According to Glamis’ records, Glamis mined and processed ore on the property in 1995, ceasing production shortly thereafter.  At that time, Corporativo Minero, the operator of the mine for Glamis, acquired the property.  MRT entered into an agreement with Corporativo Minero on January 12, 2004 pursuant to which MRT acquired all of the mineral rights from Corporativo Minero to explore and exploit the Cieneguita concessions and to purchase them for $2,000,000. Under our agreements with MRT, MRT has assigned this agreement to us.  As of the date of this annual report, $530,000 of the $2,000,000 has been paid to Corporativo Minero. We are obligated to make yearly payments on these concessions to Corporativo Minero until the $2,000,000 has been paid.  Also, the agreement calls for the balance of the purchase price remaining to be paid out of production, if any, on Cieneguita at a rate of $20 per ounce of gold sold.  However, in the event that the price of gold were to exceed $400, then Sunburst de Mexico would be required to pay an additional $0.10 per each ounce for every dollar gold trades over $400. If Cieneguita is never put into production, we are still obligated to pay the $120,000 per year until the $2,000,000 is paid.  Sunburst de Mexico made payments to the property owners of $10,000 in April 2006 and $50,000 in May 2006 in lieu of its obligation of bringing the property to production on or prior to May 6, 2006. Sunburst de Mexico has the obligation to pay $120,000 per year for the years subsequent to May 6, 2006 until the $2,000,000 is paid or the mine is put into production, if ever, in which case the remaining amount owed would be paid out of any production of the property, to avoid termination of the agreement.  As of the date of this annual report, we have not made the May 6, 2007 payment and have not been given notice of default for this payment. The May 6, 2007 payment is currently in default but an oral agreement between the two parties has determined that the Cieneguita Property payments will continue on the date when production on the property commences.  On termination of the agreement, there would be no further obligations by Mexoro to any parties other than assuming responsibility for any reclamation work that may need to be done as a result of exploration or mining activity if any should occur.

Geology

Our exploration work shows that the geology in the mineralization in the zone of sulfides includes pyrite, galena, sphalerite, tennantite and tetrahedrite, pirargirite and traces of chalcopyrite and pyrhotite.  These minerals mainly occur as uniform disseminations and as micro-veins.  Previous exploration drilling by Cominco (now Teck Cominco Ltd.) and Glamis Gold delineated a zone of altered volcanics, represented by silica, sericite and argillite believed to be 1,000 meters long (strike length) and up to 200 meters wide.  Within this zone, the oxidation has been shallow and reaches a maximum depth of 20 meters.

Glamis Gold performed a test pilot heap leach operation on the property in the mid 1990s.  Exploration on the property is still in its early stages and significant work needs to be completed before any type of ore reserve calculations, if any, could be made.  We have done some initial sampling on the La Maravilla concessions as described below.

A total of 51 diamond drill holes (6,700 meters) drilled by Cominco defined an auriferous zone approximately 1,000 meters long by 200 meters wide.  Within the zone, two mineralized structures were drilled during an exploration program in 1981 and 1982. Later, two drilling programs were performed by Glamis: 135 holes were drilled during 1994 and 62 holes were drilled during 1997. Both programs confirmed the delineation of the two mineralized ore bodies.  We have access to these reports from Cominco and Glamis. The initial exploration conducted by the Company will focus on further delineating the oxide and mixed ore structures.

We used the original data from Cominco and Glamis to delineate the mineralized zone and to plan our present trenching and sampling programs.  In April 2006, we completed a sampling of the property that included more than 500 meters of deep trenches from which we took comprehensive channel sampling.  Each of the eight trenches was approximately 200 meters long and two to 10 meters deep spaced equally along the 1,000 meters strike length of the property.  From the walls of these trenches, we took approximately 550 rock samples.  One half of these samples were sent to ALS Chemex’s laboratory in Chihuahua for assaying. The sampling protocol followed best mining practices. The purpose of the sampling was to further define the ore grade and potential of the property.  Sampling of the main mineralized zones in the Pit 1 area (as described below) returned values from 1.29 to 6.40 g/t Au, while sampling in the Pit 2 area (as described below) yielded values varying from 1.5 to 3.60 g/t Au.

Our VP of Exploration believes that the mineralized material at Cieneguita is structurally controlled and hosted by breccias and tuffs varying from rhyolitic to dacitic in composition. The main mineralization and alteration zones have been developed in the intersection of WNW, NW and NE structures to the northwest (Pit 1 area) and to the southeast (Pit 2 area). These mineralized zones consist mainly of acid-sulphate alteration, including quartz-alunite and small and localized areas exhibiting residual or vuggy silica alteration zones and are interpreted to represent a high-sulphidation gold (±silver) system.

Our phase 2 exploration program, now in progress, has been designed to identify new veins and/or mineralized zones at Cieneguita. The geological mapping and sampling activities carried out within this phase has resulted in the new discovery of high grade gold zones on three different locations along Cieneguita’s mineralized body on the outlined limit opening the potential to the southeast in the Pit 1 South area, to the north in the Central area and to the north in the Pit 2 area, respectively.

Gold mineralization in the Pit 1 South area is mainly controlled by N35°E structures exhibiting quartz-sericite-pyrite alteration and small and localized areas with high clay content, where exposures allowed continuous chip sampling along roadcuts. The assay results included a 22 meter exposure showing individual values ranging from 2.60 to 6.03 g/t Au.

The new Central and Pit 2 North areas indicate that the mineralized material is primarily controlled by E-W and N30°W structures also exhibiting quartz-sericite-pyrite where pyrite has been completely oxidized. Small and localized areas of high clay content are also common. Sampling on the two mineralized zones has returned values varying from 1.57 to 4.0 g/t Au and from 1.22 to 3.27 g/t Au in the Pit 2 North and the Central area, respectively.

Despite these results, the Cieneguita Property has no known or estimated reserves.

The sampling results suggest gold grades that our head geologist, in conjunction with management, believes would warrant putting the property into production even though we have not conducted a feasibility study on the property.  Management believes that the cost of a feasibility study is too expensive to undertake relative to the estimated size of the mineralization.  Furthermore, we have determined, based on the results of the sampling, continued exploration on the property is warranted to further delineate the mineralization to be used in the heap leach open pit mining operation.  We will be conducting further exploration concurrent with beginning the process of putting the mine into production.

The other half of the sample was used to complete column tests to determine the leachability of the precious metals from the rock.  In this test, the ore was placed in PVC tubes and different mixtures of a cyanide solution were dripped over the top of the columns at different flow rates.  The results from these tests will help us to determine the most effective solution to use on the heap leach pads on the property.  The tests, conducted by qualified geologists employed by MRT, were undertaken to determine if the metallurgy of the minerals would allow for economic recovery of the precious metals using a cyanide heap leach process.  The tests were scientifically conducted and monitored for quality control and efficacy.  The results of the column test indicate that up to 98% of the gold contained in the ore samples we took could be recovered from the ore if the ore is leached for a sufficient period of time.  Under actual mining production conditions in the field, we would anticipate economic recovery levels from the ore to be approximately 70% to 75% recovery.  The cost of the cyanide needed to recover gold above the 85% level would outweigh the value of gold recovered.  We cannot guarantee that we will be able to reach this level of recovery.  This is not an estimate of reserves on the property.  Additional tests will be needed to determine the most effective crush size for the ore, the most cost effective flow rates of the cyanide and the most economical period of time for leaching.  These additional tests began in May 2007 and should be completed approximately 90 days thereafter.

Infrastructure

The town, near the former mine, has the following services: diesel generated electrical power, cellular phone service, radio communication (CB), a health center and a school.  Because the property was previously in production, it has existing infrastructure that includes power, water, railroad transportation (within 20 kilometers), and a public, all weather road with access year round.  The haul roads to the heap leach pads from the open pit area are in good condition and have been maintained by third parties since Glamis halted production, and the heap leach pads used in previous mining operations are still in place.  It is our intention to use the existing pads and tailings site to reduce our costs to re-open the mine.  Because of this existing infrastructure, we believe that the investment needed to put the mine into production would be less than the investment that would be required for a mine that was never in production.  There are no additional equipment or facilities available to us on the property.  Further study is required to review the feasibility and suggested extent of our use of the existing infrastructure of the old mine.

Budget

To date, we have incurred expenses of $916,000 due to exploration of the Cieneguita Property.  We estimate that the next phase of the exploration program on the Cieneguita Property will cost approximately another $585,000 and will have the goal of further defining the mineralized ore body.  The next phase of the exploration program will consist mainly of trenching and sampling and will be carried out concurrently with putting the property into production.  We anticipate that putting the property into production will cost approximately $2,200,000.  See “Plan of Operations” in the “Management’s Discussion and Analysis” section for further information.

Guazapares Property

Property Location

The Guazapares Property is located in the Barranca section of Chihuahua State in Mexico, and according to data published by the Government of Mexico, it is at the interphase between the two main volcanic groups that form the bulk of the Sierra Madre Occidental. The location is 220 kilometers to the southwest of Chihuahua City.  An all weather dirt road traverses the property.  The property is accessible year round by air, rail (within 20 km) and road.  The area has available diesel generated power and water.

The Guazapares Property, covering 1,514 hectares (approximately 3,741 acres), is in a mining district with a history of large ore deposits. A large ore deposit would be defined as a property capable of producing in excess of 50,000 ounces of gold equivalent per year.

Claim Status & Licensing

Sunburst de Mexico owns or has an option to purchase 100% of the Guazapares concessions, as indicated below.  If our exploration is successful on the optioned concessions, then Sunburst de Mexico intends to exercise its option to acquire them.  There is no penalty for not exercising our options.  The concessions not owned by Sunburst de Mexico are owned by Compañía Minera. There is no relationship between Compañía Minera and Mexoro, its officers, directors and affiliates.  The following table sets forth those concessions in the Guazapares area that Sunburst de Mexico owns or has the option to purchase:

GUAZAPARES CONCESSIONS OWNED BY SUNBURST DE MEXICO (Property Payments Still Due and Owing)
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

(1)

Amendments to the Mexican mining laws took effect with the publication on December 21, 2005, of certain amendments to the Ley Federal de Derechos, the act that sets forth the mining taxes' rates.  Effective January 1, 2006, this Mexican Government legislation has converted all of the former exploration concessions in Mexico, which carried a maximum six year life, and exploitive concessions, which had a 25 year life, into general concessions with a 50 year life from the date they were registered with the Mining Registry.  The concessions are automatically registered as soon as the concession mining rights are paid and no further paper work is required.  These claims are currently in good standing and held by Sunburst de Mexico.  There will be no special documents sent to us to reflect this change.

(2)

These concessions have been transferred to the Company.  However, we must continue to make payments on these concessions in order to retain ownership.  The total payments for us to acquire and retain 100% ownership of all eight concessions are as follows: October 31, 2006 - $60,000 (this payment date was extended to February 28, 2007 and then to May 31, 2007. The May 31, 2007 payment is in default and an oral agreement between the two parties has deferred payment until August 31, 2007), August 2, 2007 - $140,000, August 2, 2008 - $110,000 and August 2, 2009 - $500,000.  These scheduled payments must be made to keep our agreement in good standing.  Failure to make the payments would cancel our agreements to acquire these concessions.

(3)

These concessions are currently under option agreements.  Title to the concessions has not yet been transferred to the Company. The total payments for us to acquire 100% ownership of all three concessions are as follows:  January 15, 2007 - $30,000 (this payment was deferred until April 15, 2007 and payment was made on March 26, 2007), January 15, 2008 - $50,000, January 15, 2009 - $50,000 and January 15, 2010 - $500,000.  These scheduled payments must be made to keep our option to acquire these concessions in good standing.  Failure to make the payments would cancel our options to acquire these concessions.

(4)

This concession is currently under an option agreement.  Title to the concession has not been transferred to the Company.  The total payments for us to acquire 100% ownership of this concession are as follows:  June 25, 2006 - $20,000 (payment has been made), June 25, 2007 - $30,000, June 25, 2008 - $40,000 and June 25, 2009 - $250,000.  These payments must be made to keep our option to acquire these concessions in good standing.  Failure to make the payments would cancel our options to acquire these concessions.

History

Old mining records in the public domain indicate that mining operations commenced on this site in the 17th century. Most of the production on this site came from high-grade vein deposits mined by crude underground methods. These records indicate that the main Guazapares breccia veins were discovered in or around 1830. The major period of production was from 1870 to 1900, when there were four silver pan amalgamation mills in operation. Although the deposits contain both gold and silver, the early mills could not recover the gold as it is very fine and occurs along cleavage planes in the pyrite. The mills at the time could only process the oxidized portions of the veins, and the unoxidized, sulfide-bearing material was usually left in the mines as pillars. The principal mine owner died in 1890, after which the mines of Guazapares slowly sank into disrepair and closed by 1900. In 1905, a U.S. company consolidated most of the properties and reopened some of the mine workings. The company ran into financial difficulties during 1907 and work halted. Ramon Valenzuela then acquired the Guazapares Property and operated a mill until 1912.  Noranda Exploration, Inc. briefly optioned concessions in the area in the early 1990s. Kennecott Utah Copper Corp. optioned the core concessions in 1993-94 and drilled a few holes at one of the concessions.  On Guazapares 4, and on a property adjacent to it, War Eagle Mining Company, Inc. drilled a total of 5,552 meters in 50 holes on three mineralized zones between November 1991 and August 2002.

Geology

Public documents published by the Mexican Government show that the Guazapares district is underlain by both the lower and upper volcanic series that form most of the Sierra Madre Occidental. The volcanics unconformably overlay Lower Cretaceous limestone and were deposited onto an erosional surface with low to moderate relief.  The public records published by the Mexican Government indicate that the lower volcanic series is considered to be Upper Cretaceous-Lower Tertiary in age and composed of subaerial andesite-rhyolite flows and tuff.  They also indicate that north of Guazapares, along the Chinipas River, the basal sequence of the lower section contains a thick section of a coarse-grained, massive rhyodacite tuff that is overlain by fluvially reworked andesite with conglomerate-grit interbeds. It is not known if the basal rhyodacite extends south to the Guazapares district.  We do not know if we have any such structures on our concessions.

The public records further published by the Mexican Government indicate that the lower volcanic series is the host rock of epithermal precious-base metal deposits in the Sierra Madre Occidental. The mineral systems generally occur at or near the top of the series and are often associated with rhyolite stocks and/or flow domes that occur at the top of the lower volcanic series. These domes may represent the earliest stage of the upper series volcanism. The feeder stocks and dykes may be hydrothermally altered and weakly mineralized. The bulk of upper volcanic series is largely host-mineral and caps the partially eroded mineral systems. It is Middle Tertiary in age and is composed of felsic airfall tuff and ash flows. We do not know if we have such structures on our concessions.

We have completed our first phase of exploration at Guazapares, which consisted of rock sampling and mapping.  Management decided that the results warranted further exploration.  Currently, we have one full time geologist working on the property collecting rock samples, line cutting, soil sampling and completing geological mapping.  The geochemical sampling will be used to try to determine the types of minerals in the area.  The ground-based geophysical work will be used to identify geological structures that correspond with the mapping of the geochemical sampling.  If any structures are identified that correspond to the geological sampling, the associated areas will be the subject of trenching and sampling to further determine the types of structures that might be present.  We expect this phase of exploration to be completed by the end of June 2007.  This phase of the exploration program is to determine whether subsequent exploration is warranted or if a drill program should be commenced.  Our lead geologist for this project and our VP of Exploration will review all of the results of the exploration work, and based on this information, they will make a recommendation to management.  Management will then review the exploration work and the conclusions of the geologist and our VP of Exploration to determine if additional funds should be expended on further exploration on the property which may include drilling.  If management decides that no further work is warranted after this stage of exploration, we would most likely discontinue any further work and abandon the property.  If management decides that further work is needed, which may include drilling, we will have to raise additional capital and devise a definitive exploration plan for the property.  See “Plan of Operations” in the “Management’s Discussion and Analysis” section for further information.

Mineral Deposits

Geological mapping and sampling over an area of 4 square kilometers has outlined numerous mineralized areas within the project area.

According to our VP of Exploration, the Guazapares property consists of a series of sub-vertical, brecciated, quartz-rich zones that outcrop within an area of approximately 4 square kilometers and have a strike length of over two kilometers. The mineralized areas and identified drilling targets include four main zones: San Antonio, San Francisco, El Cantilito and Montaña de Oro. The mineralization is characterized by silver-gold low-sulphidation veins, locally overprinted by high-level high-grade gold-silver quartz veins. The mineralized areas and veins are structurally-controlled by north-northwest striking faults and west-northwest trending faults that have favored the development of high-grade ore shoots.

Mineralization at Guazapares is characterized by gold-silver veins and vein-breccias occurring within and/or at the intersection of numerous north-northwest structures (San Francisco and San Antonio Fault Systems) and west-northwest structures (San Antonio and El Cantilito Fault Systems).

On the basis the field evidence, all four mineralized areas have been considered to be prospective in which three of them San Francisco, San Antonio and El Cantilito have been followed up with initial geological mapping and sampling.

The San Francisco Area is characterized by mineralized quartz veins, vein/breccias and quartz veins stockworked zones covering an area of approximately 500 x 700 meters. The mineralized zone trends predominantly northwest developing high-grade mineral concentration within the intersection of the west, northwest and northeast trending faults. The San Francisco area includes mainly stockwork mineralization and silicification, exhibiting small and localized areas of vuggy quartz within the volcanic rocks. Detailed rock chip sampling along these mineralized zones has returned frequent high silver values (up to 2,160 g/t Ag), where gold values vary from 1.17 to 2.28 g/t Au.

Early mining, by previous owners, was focused mainly on the San Antonio vein domain where high-grade gold mineralization (up to 42.6 g/t Au and up to 1,100 g/t Ag) is present in underground workings. Two main mineralized veins domain trending northwest and west-northwest have been identified within this targets area. Mineralization comprises an area of 500 x 300 meters and consists of quartz veins and quartz stockworked veins exhibiting multiple pulses of hydrothermal activity. Assay results from rock chip samples have returned values high gold values registering a maximum of 8.76 g/t Au.

The El Cantilito area is a mineralized zone mainly along west and northeast trending structures where high concentrations of gold are common, varying from 1.86 to 8.39 g/t Au and exhibiting silver values up to 656 g/t Ag. El Cantilito is characterized by quartz veins, quartz stockwork mineralization and silicification developed in an area of approximately 500 x 350 meters within the hosting volcanic rocks.

The Montaña de Oro Area is a newly identified target to the north of the Guazapares project. Montaña de Oro is characterized by mineralized structures trending north-northeast, where development of ore-shoots containing frequent high gold values (5.39, 7.22, 1.75, 19.7 and 2.5 g/t Au).

Most of Mexoro’s exploration efforts have been concentrated on the San Antonio and San Francisco vein domains although the vein and breccias textures, structures, alteration and metal association suggest that mineralization areas at Guazapares are of low-sulphidation style. According to our VP of Exploration, these structural and mineralized systems are open towards both the north and south.  Detailed field work will continue in all identified targets in conjunction with building road access and drilling platform on selected drilling locations.

The Guazapares property is without known reserves. Our proposed exploration programs are exploratory in nature.

Infrastructure

Guazapares has the infrastructure in place to support a mining operation. It has diesel generated electrical power, water, railroad transportation within 20 kilometers and an all weather road access all year round. There is trained labor for mining available in the area.

Budget

We have estimated that the exploration program on the Guazapares Property, including the identification of drill targets for a subsequent drilling program, will cost approximately $1,050,000.  Of this amount, we have spent approximately $261,000 since May 2006.  We have budgeted approximately $647,000 for a second phase of exploration and $250,000 for a third phase of exploration.  See “Plan of Operations” in the “Management’s Discussion and Analysis” section for further information.

Encino Gordo Property

Location

The Encino Gordo project is located in the Barranca section of Chihuahua State in Mexico, and according to data publicly published by the Mexican Government, it is at the interphase between the two main volcanic groups that form the bulk of the Sierra Madre Occidental.   The Encino Gordo Property is 3.2 miles west of the Guazapares Property.  The location is 220 kilometers to the southwest of Chihuahua City.  The property is accessible by an all weather dirt road along the southwest side of the property.

Claim Status

Sunburst de Mexico owns two concessions (Title 225277 and 292013) and has the option to acquire 100% of the three other properties listed below, subject to a 2.5% NSR, after making the scheduled property payments as described below in note 3.

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

(1)

Amendments to the Mexican mining laws took effect with the publication on December 21, 2005, of certain amendments to the Ley Federal de Derechos, the act that sets forth the mining taxes' rates.  Effective January 1, 2006, this Mexican Government legislation has converted all of the former exploration concessions in Mexico, which carried a maximum six year life, and exploitive concessions, which had a 25 year life, into general concessions with a 50 year life from the date they were registered with the Mining Registry.  The concessions are automatically registered as soon as the concession mining rights are paid and no further paper work is required.  These claims are currently in good standing and held by Sunburst de Mexico.  There will be no special documents sent to us to reflect this change.

(2)

Concessions are 100% owned by Sunburst de Mexico with no further payments to be made.

(3)

The total payments for us to acquire 100% of these concessions from the concession owners are as follows: June 30, 2006 - $10,000 (payment has been made), December 31, 2006 - $25,000 (this payment was deferred until March 31, 2007 and payment was made on March 26, 2007), December 31, 2007 - $50,000, December 31, 2008 - $75,000, and December 31, 2009 - $100,000.  These scheduled payments need to be made to keep our agreement in good standing.  Failure to make the payments would cancel our agreements to acquire these concessions.

History

The Encino Gordo Property, covering 1,042 hectares (approximately 2,575 acres), is situated near an old mining district with a lengthy production history, according to public records.  Old mining records indicate that mining operations commenced three kilometers east of this site in the 17th century. Most of the production from those mines came from high-grade vein deposits mined by crude underground methods. To the east of Encino Gordo, the main Guazapares breccia veins were discovered in or around 1830. The major period of production was from 1870 to 1900 when there were four silver pan amalgamation mills in operation. Although those deposits contain both gold and silver, the early mills could not recover the gold as it is very fine and occurs along cleavage planes in the pyrite. The mills of the time could only process the oxidized portions of the veins, and the unoxidized, sulfide-bearing material was usually left in the mines as pillars. The principal mine owner of the properties east of Encino Gordo died in 1890, after which the mines of Guazapares slowly sank into disrepair and closed by 1900. In 1905, a U.S. company consolidated most of the properties to the east of Encino Gordo and reopened some of the mine workings. That company ran into financial difficulties during 1907 and work halted. Ramon Valenzuela then acquired the properties to the east of Encino Gordo and operated a five stamp mill until 1912.  Noranda Exploration, Inc. briefly optioned concessions in the area in the early 1990’s. Kennecott optioned the core concessions east of Encino Gordo in 1993-94 and drilled a few holes in one of the concessions to the east of Encino Gordo. The Encino Gordo property has never been in production.

Mineral Deposits

Blackstone Resources Inc. hired Reliance Geological Services of Vancouver, Canada in 1996 to evaluate the results of a geological and geochemical exploration program on the Encino Gordo zone. The subsequent work revealed results that were judged worthy of a second phase of exploration.  Our surface sampling has indicated the presence of mineralized structures, including gold and silver anomalies on the property.  Several gold and copper anomalous areas were also identified. The property is at the very early stages of exploration, though, and much more work is needed before any decisions can be made as to the viability of the property.

Structure Empalme

The Empalme vein outcrops northwest of the Elyca structure, inside the Encino Gordo Property and has been mapped for approximately 150 meters. Workings on the breccia-vein consist of two old shafts now filled with water. The host rocks consist of a sequence of volcaniclastic sediments overlain by tuffaceous dacites with moderate silicification and supergene argillic alteration.

Cienega Vein

Our exploration shows that the Cienega vein outcrops at one location along a stream bed within the Encino Gordo Property. It consists of brecciated quartz and contains 2% to 3% disseminated pyrite hosted by brown volcaniclastics.

Arroyo Los Laureles Vein

The vein outcrops in the southeast limit of the San Miguel claim in Arryo Los Laurels. The host rocks consist of intensely fractured volcaniclastic arenites, tuffs and dacites.

The Encino Gordo Property is without known reserves. Our proposed exploration programs are exploratory in nature.

Infrastructure

The Encino Gordo Property is accessible year round by all weather roads.  There is no local electricity or water currently available.  We will need to supply our own diesel generated electrical power.

Budget

We estimate that the total geochemical and geophysical exploration program on the Encino Gordo Property will cost approximately $700,000 and will have the goal of identifying drill targets for a subsequent drilling program.  We currently have one geologist doing preliminary sampling and mapping of this property, and we have expended approximately $64,000 of our budget.  The geochemical sampling and mapping is preliminary work which will allow the VP of Exploration to have sufficient information available to him to plan an exploration strategy and budget for this property.  We have not conducted any exploration on this property other than preliminary sampling and mapping.  See “Plan of Operations” in the “Management‘s Discussion and Analysis” section for further information.

Sahauyacan Property

Location

The Sahauyacan Property is located near the Chihuahua-Sonora State border approximately 275 kilometers east-southeast of the city of Chihuahua and 50 kilometers south-southwest of the town of Mycoba in the state of Chihuahua, Mexico. The property is accessible by all weather dirt roads running through the center of the property.

Claim Status

The Company has recently optioned 14 mineral concessions totaling 649 hectares, which old mining records indicate cover an epithermal quartz vein system.  The concessions are owned by Minera Emilio and optioned by Sunburst de Mexico.  The following table is a summary of the concessions on the Sahauyacan Property:

Concession Name	Title #	Surface (Has)	Term of Validity (1)	Royalties and Payments
Veronica Segunda	171083	8.0000	8/9/1982 – 8/8/2032	(2)
Esperanza Segunda	171000	4.0000	9/5/1982 – 9/4/2032	(2)
Maria Luisa	170673	9.6000	6/11/1982 – 6/10/2032	(2)
Carmela	176856	4.0000	12/17/1985 – 12/16/2035	(2)
Silvia	217673	212.7549	8/6/2002 – 8/5/2052	(2)
La Chonca	218432	228.1808	11/5/2002 – 11/4/2052	(2)
La Cumbre	216091	67.0314	4/9/2002 – 4/8/2052	(2)
La Cumbre II	220349	5.2498	7/18/2003 – 7/17/2053	(2)
La Cumbre II Fracc. A	220350	1.1925	7/18/2003 – 7/17/2053	(2)
Santo Nino 3	220150	19.9500	6/17/2003 – 6/16/2053	(2)
Fortunato 2	214274	7.1686	9/6/2001 – 9/5/2051	(2)
Segundo Sta. Teresa	219233	12.0000	2/20/2003 – 2/19/2053	(2)
Santo Nino	191810	4.0000	12/9/1991 – 12/18/2041	(2)
Segundo Santo Nino	191086	65.8730	4/29/1991 – 4/28/2041	(2)

(1)

Amendments to the Mexican mining laws took effect with the publication on December 21, 2005, of certain amendments to the Ley Federal de Derechos, the act that sets forth the mining taxes' rates.  Effective January 1, 2006, this Mexican Government legislation has converted all of the former exploration concessions in Mexico, which carried a maximum six year life, and exploitive concessions, which had a 25 year life, into general concessions with a 50 year life from the date they were registered with the Mining Registry.  The concessions are automatically registered as soon as the concession mining rights are paid and no further paper work is required.  These claims are currently in good standing and held by Sunburst de Mexico.  There will be no special documents sent to us to reflect this change.

(2)

The Company must pay Minera Emilio a total of $282,000 for these concessions.  Of this, $10,000 was paid on December 2005 and $20,000 was paid on October 25, 2006. The December 2005 payment was made as “good faith payment” as we negotiated to acquire the properties.  That payment has been applied to the total purchase price.   The Company must pay $2,500 per month for twelve months on the 21st day of each month beginning on August 21, 2006.  The monthly payments of $2,500 have all been paid to date for a total of 10 months and $25,000.  Beginning on August 21, 2007, the Company must pay $3,500 per month on the 21st of each month for twelve months.  Beginning on August 21, 2008, the Company must pay $5,000 per month on the 21st of each month until the balance of $282,000 is paid (36 months).

History

The main vein in the area, the “Santo Nino Vein”, was the focus of a small scale underground gold mining operation in the late 1800’s and early 1900’s, with at least three main underground mine access drifts supplying feed to a centrally located mill, which is still present. The mine was closed at the time of the Mexican revolution.  The Santo Nino vein system has not been evaluated using modern techniques or explored by drilling.

Geology

Our initial exploration work on the property, as part of due diligence before acquiring the property, indicates that the geology exposed in the project area reveals a complex geologic history.  We believe that the basement in the area is composed of dark gray-green massive, fractured and folded phyllitic metasedimentary and metavolcanic rocks in contact with Lower to Middle Cretaceous banded shale and fine grained arenite. Our exploration suggests that these phyllitic rocks are in contact with a Tertiary volcaniclastic sequence that occurs as intercalated fine to coarse grained tuffaceous sediments, volcanic breccias and flows which range in composition from andesite to rhyolite.  Our exploration suggests that the entire sequence has been locally crosscut by at least two intrusive units of diorite to rhyolite composition possibly represent synvolcanic hypabyssal intrusions. The Tertiary volcanic sequence is the main host to the gold/silver quartz vein system present in the project area.

Mineral Deposit

A surface geological mapping and sampling crew evaluated the property from September 2006 through December 2006.  Mapping on the property was completed at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. To date, a total of 309 samples have been taken from the property, including 101 rock chip and channel samples, 41 stream sediment samples and 158 soil samples. The underground workings were evaluated for safe entry and the mine has been deemed unsafe to open. A limited part of the mine was opened and bulk samples were taken. The Sahauyacan Property is without known reserves. Our proposed exploration program is exploratory in nature.

Santo Nino Vein:

Our initial mapping indicates the Santo Nino vein consists of milky quartz and crackle breccia accompanied by iron oxides and veinletts of crustiform, banded and chalcedonic quartz which is suggestive of an epithermal origin. Our sampling of the rocks shows that mineralization presently recognized within the vein consists of chalcopyrite, malachite, azurite, pyrite and abundant iron oxides with manganese oxides. The predominant alteration adjacent to the vein is moderate to strong argillic alteration with local quartz and sericite which forms a halo to the vein which is locally up to 50 meters wide. Further from the vein this moderate to strong argillic zone is transitional to a zone of weak argillic alteration accompanied by supergene oxidation, and propylitic alteration. This weak argillic alteration zone is more than 200 meters wide. Our initial exploration has shown that the vein is locally offset along at least one left lateral fault (in the Mina Cobriza area).

Our initial exploration shows that a second quartz vein parallel to and west of the Santo Nino vein has been mapped (“Santo Nino Segundo” vein). The northern termination of the Santo Nino vein appears to represent a fault offset (left lateral fault) possibly offsetting the mineralizing system 200 meters to the west. Here the wide weak argillic alteration zone (hangingwall to the vein system) is present and continues to the north-northwest for more than 500 meters to Sahuayacancito.

El Cumbre:

The El Cumbre area covers the local hill top located approximately 500 meters east of the Santo Nino vein. Teck-Cominco (formerly Cominco) a large Canadian mining company, drilled at least three holes in this area in the mid 1990s. Drill results have not been obtained from this work.

Our initial work in the area shows that the stratigraphy in the El Cumbre area consists of Tertiary volcanics composed of porphyritic andesitic flows intercalated with fine to coarse volcaniclastic sediments overlain by rhyolite tuffs and flows. Tectonic breccias and stockwork zones are accompanied by veins and veinletts of chalcedonic quartz with iron oxides (hematite), manganese and very fine pyrite. Four brecciated structures have been identified to date in our preliminary exploration.  Alteration consists of pervasive silicification with weak to moderate massive chalcedonic quartz in the matrix of the breccias, accompanied by a weak argillic alteration of the wall rock. Numerous old surface trenches are present in this area and will be the subject of future sampling and mapping.

Current Drilling program:

Reconnaissance and detailed mapping (1:1,000) programs in the Sahuayacan project have identified four significant drilling targets: Santo Niño, La Cumbre, Cerro Cacho and Santa Teresa.

To date a total of approximately 1,900 meters have been drilled in eleven diamond drillholes.  Eight holes were drilled in the Santo Niño vein-structure (SDH-1, through SDH-4 and SDH-7 through SDH-10), two diamond drillholes (SDH-5 and SDH-6) were drilled in La Cumbre mineralized area and one hole on the Santa Theresa vein.

SDH-1, through SDH-4 and SDH-7 through SDH-10, were collared along the Santo Niño mineralized vein. Drillhole SDH-1 intersected two zones of gold mineralization over the 165.05 meters drilled in this hole, including 7.50 meters with 2.56 g/t Au and 8.00 meters with 2.98 g/t Au or 11.00 meters with 2.24 g/t Au.

The two mineralized zones intersected by SDH-1 are hosted by volcaniclastic rocks interbedded with several andesitic tuffs and breccias. The mineralized zone intersected from 65.00 to 72.50 meters is characterized by multiple stages of hydrothermal activity exhibiting quartz veinlets and quartz stockwork mineralization with moderate to weak argillic alteration (illite-kaolin) and propylitic alteration characterized by epidote, chlorite, and calcite. The second mineralized zone intersected from 96.40 to 107.50 meters in SDH-1 is mainly characterized by a weak to moderate silicification exhibiting quartz and calcite veinlets. Areas of dissemination of pyrite as fine crystals are common in the mineralized zones.

In addition, the low values of silver may suggest that we are still high in the mineralized system and our VP of Exploration believes that the silver and other base metal content may increase with depth and consequently the Ag:Au ratio will change. A summary of the assay results of the two mineralized zones intersected by the SDH-1 is provided in “Plan of Operations” in the “Management‘s Discussion and Analysis” section.

The remaining holes did not return encouraging assay results. The results from drillholes SDH-3 and SDH-4 showed gold anomalies varying from 0.01 to 0.02 g/t.  Geological and structural mapping survey along the Santo Niño vein has identified a north-east structure that is displacing the mineralized zone. Current field investigations are aimed to define in more detail the structural setting on this part of the mineralized vein-structure.

Drillholes SDH-5 and SDH-6 were collared in the Le Cumbre zone.  The two holes intersected mineralization from surface to 175 metres.  Only the SDH-5 intersected several two meters wide intercepts with gold mineralization ranging from 1.03 to 1.905 g/t.  Other gold values ran between 0.2 to 0.5 grams/tonne.  Our VP Exploration believes that the gold in these zones is free gold and is contained in the fractures in the oxides.  As the drilling consumes massive quantities of water, we believe the free gold has been washed away from the core.   As a result, we plan to re-drill the Le Cumbre zone using reverse circulation drilling to ensure all the particles are captured while drilling.  No assurance, though, may be given that any gold values will be found when it is redrilled using reverse circulation drilling.  A detailed evaluation of this gold values and their correspondent geological conditions is in progress. Despite these results, the Sahauyacan Property has no know or estimated resources or reserves.

Infrastructure

The Sahauyacan Property is accessible year round by all weather roads.  There is no local electricity or water currently available.  We will need to supply our own diesel generated electrical power.

Budget

We have spent $717,000 on an initial geochemical and geophysical exploration program on the Sahauyacan Property.  The goal of the exploration was to identify drill targets for a subsequent drilling program.  We have one geologist doing preliminary sampling and mapping of this property based on the recommendation of our VP of Exploration. We have finished our 11 hole drill program on the property, which cost approximately $365,000 for the drilling and $45,000 for the sample analysis and lab.  See “Plan of Operations” in the “Management‘s Discussion and Analysis” section for further information.

Employees

The Company currently has 21 persons working for Sunburst de Mexico in Mexico, including four geologists, field staff and administrative personnel. All of these persons are provided to Sunburst de Mexico under third party contract, either directly or via a personnel service agency. Mexoro hired a Vice President of Exploration on August 15, 2006, and he resigned on November 24, 2006. We hired a VP of Exploration who began work on March 1, 2007. The VP of Exploration is a full time position with a salary of $150,000 per year plus incentive stock options, stock awards, living allowance and benefits. The job entails spending time in the field directing the exploration projects on our four properties. Other than the VP of Exploration, all mineral exploration and operations are contracted out to third parties. In the event that our exploration projects are successful and warrant putting any of our properties into production, all such operations would be contracted out to third parties. Also, we rely on members of management to handle all matters related to business development and business operations.

ITEM 2.     DESCRIPTION OF PROPERTY

We currently maintain an office at 609 Granville Street, Suite 880, Vancouver, BC, Canada, V7Y 1G5.  Our telephone number is (800) 661-7830.  The office is part of an “office service” arrangement for which we pay CDN$400 ($376 USD) per month.  It is on a month-to-month basis and is rented from MCSI Consulting Services Inc., a company controlled by an officer and director of Mexoro.  The office service package also supplies a receptionist, clerical help and access to a boardroom.

We also maintain an office in Mexico for our wholly owned subsidiary, Sunburst de Mexico located at C. General Retana, 706 Col. San Felipe, Chihuahua, Chih., Mexico, CP 31203.  The lease is for two years, that commenced on September 15, 2006, and we pay $900 per month for it.  Previously, we leased an office and office services from MRT, a company controlled by Mario Ayub, an officer and director of the Company.  We paid $950 per month for office rent and $5,000 per month for office services on a month to month basis.

As described above, we have interests in the Cieneguita, Guazapares, Encino Gordo and Sahauyacan properties.

ITEM 3.     LEGAL PROCEEDINGS

Neither Mexoro nor its property is the subject of any pending legal proceedings and no such proceeding is known to be contemplated by any governmental authority. We are not aware of any legal proceedings in which any director, officer or affiliate of Mexoro, any owner of record or beneficially of more than 5% of any class of our voting securities, or any associate of any such director, officer, affiliate or security holder of Mexoro, is a party adverse to Mexoro or any of its subsidiaries or has a material interest adverse to Mexoro or any of its subsidiaries.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 13, 2006, the shareholders of the Company approved a name change from Sunburst Acquisitions IV, Inc. to Mexoro Minerals Ltd., and a reverse split of its issued and outstanding common stock with a ratio of one new share for each 50 old shares. Prior to the reverse split, the Company has 189,994,324 shares of Common Stock issued and outstanding. After the reverse stock split, there were approximately 3,799,887 shares of Common Stock issued and outstanding. All figures relating to the shares of Common Stock or price of shares of Common Stock herein reflect the 1:50 reverse split unless otherwise indicated.

The shareholders of the Company also approved a Stock Compensation Program. The reverse split and the name change to Mexoro Minerals Ltd. were both effective as of the open of business on February 15, 2006.

Mexoro has appointed Corporate Stock Transfer, 3200 Cherry Creek Drive South, Ste. 430, Denver, CO 80209 with a telephone number of (303) 282-4800, as transfer agent for our shares of common stock.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded on the Over the Counter, Bulletin Board under the symbol “MXOM.OB”. The following table sets forth the Company's high and low closing prices for the Company's common stock as reported on the Bulletin Board for the periods indicated.

Fiscal Year Ending February 28, 2007	High	Low
First Quarter	$1.80	$1.10
Second Quarter	$1.48	$0.88
Third Quarter	$1.70	$0.85
Fourth Quarter	$1.50	$0.99

Fiscal Year Ending February 28, 2006	High	Low
First Quarter	$2.00	$1.00
Second Quarter	$5.50	$1.00
Third Quarter	$4.70	$1.00
Fourth Quarter	$2.55	$0.75

Fiscal Year Ending February 28, 2005	High	Low
First Quarter	$14.50	$9.00
Second Quarter	$13.00	$3.00
Third Quarter	$9.50	$3.00
Fourth Quarter	$4.00	$2.50

The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

As of February 28, 2007, there were approximately 266 stockholders of record of the Company's common stock.

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

We are a start-up exploration stage company and have not yet generated or realized any revenues from our exploration projects, which commenced in May 2004.  As of Feb 28, 2007 we had $13,000 in our bank account and do not have sufficient cash to maintain our operations after June, 2007.  Currently, officers of the company are providing the necessary working capital to maintain our current operations.  The funds coming from the officers are interest free loans with no terms of repayment and unsecured.  The officers are committed to providing the necessary working capital for the company to keep its operations going until August 2007 but they are not contractually obligated to do so.  It is unlikely that the officers of our Company can contribute additional working capital after August 2007.  If no additional capital is raised prior to the end of August 2007, we will most likely have to cease operations. Furthermore, if our exploration is successful, we will need to raise additional funds to meet our needs for additional exploration and/or production.

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. While we believe that we have raised sufficient funds in our recent private placement offering and loans from our officers to allow us to continue in business until June 2007, we may not be able to continue in business beyond that date unless we obtain additional capital.  We have not generated any revenues, and no revenues are anticipated unless and until mineralized material is discovered on the properties in which we have an interest.  We do not have any arrangements in place at this time to raise additional capital for the Company other than non-binding commitments from the officers of our company to provide working capital as needed.  Our officers have committed to lend additional capital to Mexoro pursuant to a non-interest bearing unsecured loan with no terms of repayment. The officers are under no contractual obligation to provide these funds.

For the twelve month period from May 2007 to April 2008, we will need to raise additional capital to maintain operations.  We will need to raise a minimum of $540,000 for taxes and property payments and an additional $460,000 for general and administrative costs.  This does not include any capital to execute our exploration programs as detailed below.  The following table shows our contractual property and tax payments that are due until April 2008:

Name	Date	Payment Type	MXP	USD
Cieneguita Property	June 30, 2007	Property Taxes	73,192	$6,653
Cieneguita Claims	October, 2007*[1]	Property Payment		$120,000
Guazapares Property	June 30, 2007	Property Taxes	66,517	$6,047
Guazapares Claims	August 31, 2007*[2]	Property payment		$60,000
	June 25, 2007	Property payment		$50,000
	August 2, 2007	Property payment		$140,000
	January 15, 2008	Property Payment		$50,000
Encino Gordo Property	June 30, 2007	Property Taxes	9,087	$826
Encino Gordo 2 claim	December 7, 2007	Property payment		$50,000
Sahauyacan Property	June 30, 2007	Property Taxes	17,454	$1,587
Sahauyacan Claims	April-August 2007	Property payments		$2,500 per month
	Sept. 07 – August 08	Property Payments		$3,500 per month

*1Currently in default: The May 6, 2007 payment is currently in default but an oral agreement between the two parties has determined that the Cieneguita property payments will continue on the date when production on the property commences (management estimates the earliest this could be is October 2007).

*2Currently in default: The May 31, 2007 payment is in default and an oral agreement between the two parties has deferred payment until August 31, 2007.

Additionally, if our exploration during that time period is successful, we may need to raise additional capital to fund those exploration programs.  At this time, we cannot assess with any accuracy our total capital needs to fund an expanded exploration program beyond our basic program.  We also anticipate that we will need to raise an additional $1,700,000 for the purchase of additional milling equipment and to build the plant site for our Cieneguita Property.  We would anticipate raising the additional capital to maintain operations and to put the Cieneguita Property into production through the sale of our common stock or through debt financing. We do not have any sources of additional capital to fund our operations beyond August 2007. We also believe that we will not generate any revenues that would allow us to continue operations.  If we are unable to raise additional capital through debt or equity beyond August 2007, it is most likely that we would need to cease operations and forfeit our properties as we would be unable to make the necessary property payments.

We plan to buy a plant or significant equipment in the next six months.  To date, we have spent approximately $530,000 of our anticipated budget of approximately $2,200,000 for equipment and building a plant to put the Cieneguita property into production.  Our ability to buy the remaining equipment is dependent upon our cash position at that time and our ability to raise additional capital.  We currently do not have sufficient working capital to purchase all of the needed equipment.  If we should fail to raise additional capital through the sale of equity or debt, we will not be able to purchase the desired equipment and we will not be able to construct a production facility to process the ore.  Currently we do not have any sources for such capital to purchase the mining equipment. Furthermore, the Cieneguita Property has no known ore reserves.

Plan of Operations

Summary

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals.  Currently, we do not have sufficient capital to fund our current exploration plans and meet our monthly general and administrative costs.  Our officers have committed to lend additional capital to Mexoro pursuant to a non-interest bearing unsecured loan with no terms of repayment. The officers are under no contractual obligation to provide these funds. The funds should be sufficient to enable the Company to operate until the end of June 2007.  After that time, we will neither have sufficient funds to continue our exploration plans nor funds for general administrative expenses.  As a minimum, we will need to raise additional working capital to maintain basic operations.  We would plan to raise those funds through the sale of equity or debt.  At this time we do not have any sources to raise additional capital for the company and no assurance may be given that we will be able to find sources to raise additional capital.  Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration properties.

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

We are not involved in any research and development on our exploration properties.  As we are in the exploration phase, we have paid a deposit towards the purchase of milling equipment and anticipate building a processing plant at our Cieneguita Property over the next three months assuming we can raise the necessary capital to proceed.  We have no known reserves on this property, but there is a high demand for mining and milling resources in the market place.  In anticipation of favorable results from our exploration activities, we are planning to be prepared to put the property into production.  In the event we purchase milling equipment and do not find sufficient ore reserves on the Cieneguita Property, we may lose all of our capital investment.  We would try to re-sell the equipment we purchased, but no assurances can be given that we would be able to sell the equipment or sell it at a price to reasonably recoup our original investment

In the event that we did discover a mineral deposit on one of our properties other than the Cieneguita Property, of which there is no guarantee, we would need to expend substantial amounts of capital to put any of our properties into production, if so warranted.  The amount of such expenditures is indeterminable at this time as our exploration program has not advanced far enough to provide us with results to determine this information.  Such expenditures are dependent upon the size of the ore body, the grade of the ore and the type of mining that is required to extract any minerals that may be found.  Regardless, we do not have enough capital available to us to make any such expenditure that would be required to put any mineral property into production, and we therefore would have to raise the additional capital or, if possible, enter into a joint venture for the production phase.  If we were to form a joint venture, we cannot assess what our final position in the project would be.  We do not have any sources of capital available to us at this time to fund such a project if one should be discovered.

We hired a VP of Exploration in August 2006 to conduct our exploration programs and a geologist to assist him.  In November 2006, the VP of Exploration resigned from his position with the Company.  We hired a new VP of Exploration who began work for us on March 1, 2007.  We have also hired an office administrator in our office in Chihuahua.  We hired one more geologist at the end of December 2006 to work on our exploration programs.  Other than one additional geologist, we do not expect any significant change in additional contractors to conduct exploration over the next 12 months.  Other than the VP of Exploration, all of the employees we hire, including those involved in the exploration work we are conducting, are contracted from third parties specializing in providing employees for Mexican companies.  In using such a firm, we minimize our exposure to Mexican employment law.  Such liabilities are undertaken by the third party providing the services.  We pay a flat rate to the third party for their services.

In the event that we should find a mineable reserve, it is management’s intention to contract the mining and milling of any ore reserves out to third parties.  As we plan to put the Cieneguita property into production in the next six months, we anticipate hiring one mine manager to oversee the work done by the third party contractors.  We do not have any known reserves at this time.

Cieneguita Property

Because we already have data from the previous exploration programs and mining records from Glamis Gold, our exploration program, planned until the end of December 2007, on the Cieneguita Property will focus mainly on identifying mineralized zones of economic grade to allow for the property to be put into production as an open pit heap leach mine.  The following steps summarize the exploration we have done to date on the Cieneguita Property, as well as our plans.

1.

Phase 1 Exploration.

Budget:

We expected the Phase 1 exploration program to cost approximately $200,000.  From January 2006 to December 2006, we spent approximately $400,000, double the budgeted amount, on the phase 1 exploration of this project.  Of this, $300,000 was spent on the trenching, sampling and assaying on the property.  We also spent approximately $50,000 on column testing to determine the leachability of the ore.  The balance of the funds was spent in wages, camp costs and general administrative costs.  The funds that were expended came from our general working capital.  We plan to do some additional column testing to determine the leachablity of the ore.  The estimated cost for these additional tests will be approximately $50,000. The funds required for these additional tests will come from general working capital.

Milestones:

The milestones for the phase 1 exploration program included the review of available data to create a structural mineralization framework, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches, and the creation of new trenches.  We also conducted cyanide testing on the rock to determine the best method of leaching the precious metals from the rock.  We have completed phase 1 of our exploration program.

In April 2006, we completed a sampling of the property that included more than 500 meters of deep trenches from which we took comprehensive channel sampling.  The trenches comprised eight trenches approximately 200 meters long and two to 10 meters deep spaced equally along the 1,000 meters strike length of the property.  From the walls of these trenches, we took approximately 550 rock samples.  One half of these samples were sent to ALS Chemex’s laboratory in Chihuahua for assaying. The sampling protocol followed the best mining practices. The purpose of the sampling was to further define the ore grade and potential of the property.  We also completed detailed soil sampling and rock sampling outside of the trenches.

By December 2006, we completed a detailed mapping of the property using existing information and drill results from previous operators, as well as incorporating our own data.  To this end, we have created a structural mineralization framework for the property.  We do not have any proven reserves on this property.

The other half of the sample was used to complete column tests to determine the leachability of the precious metals from the rock.  In this test, the ore was placed in PVC tubes, and different mixtures of a cyanide solution were dripped over the top of the columns at different flow rates.  The results from these tests will help determine the most effective solution to be used on the heap leach pads on the property.  These tests were done by qualified geologists employed by MRT as part of our office package costs.  The tests were scientifically conducted and monitored for quality control and efficacy.  These tests were done to ensure that the metallurgy of the minerals allows for economic recovery of the precious metals using a cyanide heap leach process.  The results of the column test indicate that up to 98% of the gold contained in the ore samples we took could be recovered from the ore if the ore is leached for a long enough period.  Under actual mining production conditions in the field, though, we would anticipate that the economic recovery levels of the ore would be approximately 70% to 75% recovery of gold from the ore.  The cost of the cyanide needed to produce the additional gold above the 85% level outweighs the value of the gold recovered.  We cannot guarantee that we would be able to achieve this level of recovery.  This is not an estimate of reserves on the property.  Additional tests will be needed to determine the most effective crush size of the ore, the most cost effective flow rates of the cyanide and most economical leaching time to be undertaken if we should ever put the property into production.  These additional tests began in May 2007 and the tests should be completed approximately 90 days thereafter.  We hope that these tests will help us optimize the potential for extracting precious metals from the ore for the mining operation.

We have received the results of the sampling programs and after review of the material, including the results of our column tests, management has determined that it is warranted to continue exploration on the property in phase 2 to delineate ore grade material for a heap leach open pit mining operation.  We do not intend to implement a feasibility study for the property.

2.

Phase 2 Exploration

Budget:

We commenced phase 2 of our exploration program in April 2007 under the direction of our VP of Exploration.  We have budgeted $585,000 for the phase 2 Exploration; including $50,000 for an additional geochemical sampling program and $50,000 for general administrative expenses.

Milestones:

The phase 2 exploration now in progress has been designed to identify new veins and/or mineralized zones. The geological mapping and sampling activities carried out within this phase 2 of the exploration program at Cieneguita has resulted in the new discovery of high grade gold zones on three different locations along the Cieneguita’s mineralized body. The new three high grade gold locations have been identified just on the outlined limit of the known mineralized body opening the potential to the southeast in the Pit 1 South area, to the north in the Central area, and to the north in the Pit 2 area respectively.

According to our VP of Exploration, the results from the last mapping and sampling campaign have provided evidence that the potential for the discovery of new areas with gold grades still remains open as shown by the discovery of the Pit 1 South, Central, and Pit 2 North areas.  The next step in our exploration program will consist of detailed mapping and sampling on these three newly discovered zones.

Our lead geologist, in conjunction with management and our VP of Exploration, believes that the sampling results warrant putting the property into production even though we have not conducted any feasibility study on this property.  Management believes that the cost of a feasibility study is too expensive to undertake relative to the estimated size of the mineralization.  Furthermore, we have determined, based on the results of the sampling, that continued exploration on the property, is warranted to further delineate the mineralization to be used in the heap leach open pit mining operation.  We will be concurrently conducting further exploration on the property and beginning the process of putting the mine into production.  We have not determined if there are any known reserves on this property to date.

3.

Phase 3 Exploration

Budget:  We have budgeted $100,000 for the cost of a drilling program, including assaying and supervision.  We plan to commence phase 3 of exploration by August 2007.

Milestones:  The objectives for phase 3 of the exploration plan are to initiate a drill program and to continue the trenching program from phase 2 of exploration in order to further delineate the oxide ore mineralization to define where we plan to attempt to mine the ore.  We plan to complete this second phase of exploration by the end of July 2007.

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

The trenching program will entail using a bulldozer to dig trenches.  Our on-site geologist will direct the bulldozer operator where to dig the trenches.  The geologist will base his decision on where to dig on the results of our previous exploration work.  Once the trenches are dug, the geologist will take samples of rock from all levels of the walls of the trench as if it were rock from a drill core.  The rock will be gathered up and marked from which part of the trench it came from.  The ore is pulverized and shipped out for assays.  The results from these assays are expected to be completed and mapped by October 2007 with the goal of further delineating the prospects of the property.

Even though the rock is fractured, the objective of the drill program will be to provide us with accurate information to make an ore calculation of the grade of the ore and the size of the mineralized zones.

One of the main purposes of this phase of exploration is to delineate the mineralized ore body and map the grade of the mineralization, which will allow us to refine our plan to put the property into production.  If the exploration program does not provide us with the results we deem necessary to continue exploration, then, on a recommendation from our senior geologist or VP of Exploration and managements’ concurrence on his findings, we will cease exploration on the property and any plans to put the property into production.  If no further exploration is warranted, then we will discontinue any payments to the concession holders and allow our option to lapse.  We will also then try to sell the mining equipment we have recently purchased.  If we allow the option to lapse, we will be obligated, by the Mexican Government, to complete some reclamation work on the property of approximately $50,000.  These funds would come from the bond we have already paid to the government in the amount of $67,000.  Any funds not expended on reclamation would be returned to us by the Government.  All of the money that we had invested in the exploration of the Cieneguita Property would be lost.

We have one geologist on the Cieneguita Property working full time and he will continue to do so through July 2007 if the exploration results warrant the expenditure.  If the results do not warrant further work, we plan to move this geologist to one of our other properties to continue exploration on those properties.

3.

Cieneguita Mine Design.

Budget:

We budgeted $50,000 from general working capital to be used to create the mine design for the Cieneguita property.

Milestones:

Concurrently with the second phase of exploration we will implement our plan to put the Cieneguita Property into production.  The mine design will help determine where and how we will mine the Cieneguita Property.  We plan to put the mine into production by the end of October or November 2007, if we are able to find available funding.

Coinciding with phase 2 and 3 of our exploration program, we have commissioned a mine design to determine how to put the Cieneguita Property into production.  At this time, we do not plan to implement a feasibility study for this property but feel we have sufficient information to put the property into production.  The mine design has been commissioned to a third party contractor with expertise in heap leach mining. This contractor, an engineering firm, is reviewing all of the data that we have accumulated from Glamis Gold’s previous exploration and from the trenching and sampling we have completed on the property.  All of this information will be put on a map laying out the structure of the mineralized zone on our property to assist in mining the ore.  The key purpose of this map is to help enable our on-site geologist to monitor grade control during mining.  Additionally, from the information accumulated so far on the Cieneguita Property, the mining engineer has designed a heap leach mining operation best suited to the tonnage, grade of the ore and availability of land to build leaching pads.

The mine design calls for the mining operation to be run by a third party contractor, who will charge the company a flat fee per tonne of rock that is moved.  It is estimated by the engineer designing the mine that the cost per tonne of rock moved from the property to the mill site will be approximately $1.30 per tonne of rock.  This fee is only an estimate, as no contractor at this time has been engaged to mine the mineralized ore nor provided us with a firm quote on the cost of mining.  The actual cost of mining the ore may be much higher, and no assurance can be given as to the actual cost at this time.  The engineering firm designing the mine has stated that one of the key objectives at this stage of the mining operation will be grade control.  Because our sampling has shown that the gold mineralization is not consistent through out the ore, it will be imperative that our geologist on site directs the contractors on where to mine the ore.  The geologist will need to work daily using the interpretation from the results of our drilling program and will need to take samples of the rock and assay them on site to determine where the contractor should extract ore for the next day.  The proper grade of ore shipped to the milling site is imperative to ensure a profitable operation.  If the head grade is too low, we will not recover enough gold from the rock to maintain a profitable operation.  Conversely, a head grade of ore that is too high will shorten the life of the mine.  We are estimating that the total cost of mining and milling the ore will be approximately $13 per tonne.  If the price of gold fluctuates up or down we may have to adjust our cut off grade, which is currently 1.5 grams per tonne and this will affect the over all life of the mine.

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

We engaged an independent third party consultant to review the work of the engineering firm to verify and agree with the results of the mine design.  The independent third party engineers worked with the mining engineering firm to agree on a final design.  The mine design has been completed and cost approximately $50,000.  We paid for the work from our general working capital.  The milling equipment and cost of building the plant will be approximately $2,200,000.  We estimate that we will need approximately $1,100,000 for working capital during the first four months of operation of the mine.  There can be no assurance given that if the property is put into production that, after four months of operation, we will have recovered any precious metals from the milling process.  We will need to continue to fund working capital if the precious metals are not in the ore as predicted.  We will need to raise additional capital to put the property into production and to fund at least the first four months of working capital.  The funds would be raised through the sale of debt or equity.  We have not identified any additional sources of capital at this time.  Furthermore, once we have commenced production, we can give no assurance that we will be profitable or recover any gold.

Guazapares Property

1.

Phase 1 Exploration

Budget:

Concurrently with the exploration of the Cieneguita Property, we have budgeted approximately $647,000, which includes $437,000 for the drilling program, of our general working capital for exploration on our Guazapares Property until December 2007.  Of this amount, we spent approximately $100,000 from March 2006 through the end of December 2006 in our first phase of exploration.  These funds came from our general working capital.

Milestones:

The goals of the first phase of exploration on the Guazapares Property were to collect rock samples and complete the mapping of the property.  This phase has been completed.  Management has determined that further exploration is warranted so we have begun phase 2 of exploration, as described below.

We believe that most of the mining concessions being explored in the Guazapares area are epithermal silver deposits similar to the Cieneguita Property.  However, because we do not have the same amount of detailed information on Guazapares as we do on Cieneguita, the exploration program will cost more than the exploration program on Cieneguita.

We have one full time geologist working on the Guazapares Property collecting rock samples and mapping the property.  The goal for this phase was the completion of mapping on the property at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000.  Rock samples were taken from the property.  The rock samples from this phase were sent to ALS Chemex in Chihuahua for chemical analysis and assaying. The sampling protocol followed the best mining practices. The results from this first phase of the exploration program had the goal of determining whether subsequent exploration was warranted and if a drill program should be commenced.  Phase 1 of work included reviewing available data to create a structural mineralization framework.  We also mapped the topography and sampled the entire underground workings along the main level of the San Antonio mine. The distribution of the veins, lithology and alteration was also mapped. We have received the results from this first phase of exploration.  Management reviewed the results of this phase and determined, based on a recommendation from our lead geologist on the property, to continue to phase 2 of exploration.

2.

Phase 2 Exploration

Budget:

We have budgeted $100,000 of the total of $647,000 for Phase 2 of exploration.  Of this, $50,000 is budgeted for a ground based geophysical exploration that will concentrate mainly on the area around the San Antonio mine and $50,000 for specific sampling and trenching on the San Francisco property.  These funds will come from general working capital of the company.

Milestones:

The goals of phase 2 of exploration are to conduct more detailed soil and rock sampling, perform ground-based geophysical measurements, map the topography, and sample trenches in order to define the structural framework of the mineralized zone to facilitate a drilling program, if warranted.  This phase commenced in February 2007 and is expected to be completed by the end of June 2007.

The second phase of the exploration program, using two geologists, will include more detailed soil and rock sampling, ground-based geophysics measurements and mapping on all of the concessions at Guazapares.  At this time, though, we do not have enough information to implement a drill program.  One of the objectives of this stage of exploration will be to conduct a ground based geophysical exploration that will concentrate mainly on the area around the San Antonio mine.  Another target will be to map the topography and sampled the surface trenches in the San Francisco area.

The purpose of this phase of exploration is to define the structural mainframe of the mineralized zone to facilitate the placing of drill holes.  The information from phase two of the exploration project has been reviewed by our senior geologist and our VP of Exploration and they have made a recommendation to management that further exploration is warranted and we will conduct phase 3 of our exploration program.

3.

Phase 3 Drill Program

Budget:

We estimate that the initial drill program expenditure will be $437,000 (the balance of the $647,000 budgeted for the property).  We will need to raise additional capital through the sale of equity or debt to fund a complete drilling program as only a small portion of the funds budgeted will be left in our general working capital to initiate the program.

Milestones:

The goal of the third phase of exploration would be to gather information to determine if we should put the property into production.

We are currently formulating how the drilling phase of the exploration program will be implemented.  In this phase, if sufficient funds can be generated to pay for the drilling, and assuming drill rigs are available in the area, our plan is to commence this program in June 2007, and it would last approximately 60 days.  The results of this drill program would take approximately 90 days to be assayed and interpreted.  Once those results are known, we would consult our lead exploration geologists and our VP of Exploration to determine whether to abandon the Guazapares Property or to continue with further drilling exploration.

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

1.

Phase 1 Exploration.

Budget:

We have planned for an exploration program, with a total budget of approximately $705,000 from general working capital through December 2007, on our Encino Gordo Property. We budgeted $50,000 for mapping and sampling, which was completed in February 2007. We spent $50,000, as budgeted, through the end of February 2007. The balance of the budgeted funds will be spent as directed by our VP of Exploration once he has reviewed all of the initial material on the property and the results of the exploration completed in February 2007. At this time, he has not completed his initial review of the property and the results of the exploration. We anticipate that he should complete his review by the end of June 2007. The funds for this additional exploration, if warranted, will come from general working capital when and if available. We can give no assurances that we will be able to raise sufficient capital to continue the exploration on this property.

Milestones:

The goals of the first phase of exploration were to complete mapping of the property and to take geochemical samples from the property.  We currently have one geologist taking geochemical sampling and mapping this property.  The purpose of this initial program was to get a better understanding of the geology of the property.  We completed this phase of the exploration program at the end of February 2007.

We mapped the property at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. We met part of our mapping goal during the month of October, when mapping was completed along the extension of the structures hosting the Elyca vein located along the eastern edge of the Encino Gordo claims, with the balance of the mapping completed at the end of February 2007.

A total of 43 stream sediment samples were collected from the various arroyos cutting the property. Samples of greater than one kilogram were collected with material crushed to less than 1 mm size.  Samples of this rock will be analyzed by ALS Chemex for gold content plus 27 other mineral elements associated with the rock.  The sampling protocol followed the best mining practices. The purpose of the sampling was to further define the ore grade and potential of the property.  To date, three samples returned anomalous results of gold which require follow-up to verify source areas.

In October 2006, we prepared a list of preliminary drill hole locations to accompany the SAMARNAT work permit application. We filed the application for the permit in February 2007, with approval from SAMARNAT expected by the end of June 2007.  Once the work permit is approved, our goal is to drill the targets as recommended by our VP of Exploration.  The VP of Exploration has not finished his review of the exploration material, as such, has not recommended any drilling program at this time.  We cannot predict with any accuracy when, if ever, we will commence drilling on this property and the cost of such drilling.  We are applying for drill permits before determining whether or not a drill program will be commenced in order to save time in the event a drill program is recommended.  Much additional exploration work must be completed and a definitive exploration plan needs to be prepared by our VP of Exploration before management can determine whether or not to continue to the next phase of exploration.  The actual drill hole locations are likely to change from those submitted with the working plan permit as drill targets are reviewed.  This change of targets will not affect the working permit as such a movement of locations is anticipated in the issuing of the permits.

Our goal is to have this further exploration completed by the end of August 2007 and a geological report prepared by our senior geologist on the Encino Gordo Property should be available 60 days thereafter.  Depending on the results of the report, as determined by management, we intend to either abandon the Encino Gordo Property, in which case no further payments would be made or would be due under our agreements to acquire these concessions, or to make additional expenditures to determine potential drill targets.

2.

Phase 2 Drill Program

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

Management and the VP of Exploration will review the information provided by the first phase of exploration and determine whether a drill program is recommended.  If a drill program is recommended and we have received our permits that have been applied for in advance, we do not have sufficient information at this time to estimate what the drill program would entail.  We need extensive information to determine the number of drill holes to drill, where they would be located and to what depth they would be drilled.  This information will be provided by the first phase of exploration.

The Encino Gordo Property is without known reserves. Our proposed programs are exploratory in nature.

Sahauyacan

The Sahauyacan Property is located near the Chihuahua-Sonora state border approximately 275 kilometers east-southeast of the city of Chihuahua and 50 kilometers south-southwest of the town of Mycoba in the state of Chihuahua, Mexico. The Sahauyacan Property comprises 14 mineral concessions that total 649 hectares (approximately 2,575 acres). We have limited information available to us about this property from previous exploration.

The main vein in the area, the “Santo Nino Vein”, was the focus of a small scale underground gold mining operation in the late 1800’s and early 1900’s, with at least three main underground mine access drifts supplying feed to a centrally located mill, which is still present. The mine was closed at the time of the Mexican revolution and the Santo Nino Vein system has never been evaluated using modern techniques and has not been explored by drilling.  This area is the main focus of our exploration program.

1.

Phase 1 Exploration

Budget:

We have spent approximately $717,000 from general working capital, through May 2007, on initial sampling and mapping of this property.  Of that, we spent approximately $90,000 doing initial due diligence on the property and gathering initial information before acquiring the property.  The funds spent to date have come from general working capital.  The estimated expenditures for future work will need to be raised through the sale of debt or equity.  We can give no assurance that we would be able to raise such capital, as we have not identified any source of capital for such a program at this time.  If we could not raise additional funds, we would consider seeking a joint venture partner if the results warranted it.  We do not have any joint venture partners at this time and can give no assurance that we would be able to find one if the Sahauyacan Property warranted such a joint venture.

Milestones:

We have completed our initial mapping of the property and intend to map the underground workings of the property by the end of June 2007.  At that point, our VP of Exploration will review the available information and create a complete exploration program.

As part of our due diligence on acquiring the properties, we had a surface geological mapping and sampling crew evaluate the property from September 2006 and through December 2006. Mapping on the property was completed at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. To date, a total of 309 samples have been taken from the property including 101 rock chip and channel samples, 41 stream sediment samples and 158 soil samples. We received the results back from our sampling. The underground workings were evaluated for safe entry and the mine has been deemed unsafe to open. A limited part of the mine was opened and bulk samples were taken.

One of our milestones we did meet in the first phase of exploration was the determining of drill hole locations.  Our VP of Exploration determined from our phase 1 work that an 11 hole drill program was warranted.

2.

Phase 2 Drill Program

Budget:

We had budgeted $365,000 to complete an 11 hole drill program.  The contractor doing the drilling has completed the drilling and has extended us credit for payment.  We still owe the drilling contractor approximately $70,000 US.  If we are unable to pay him, it could adversely affect our ability to continue on with drilling programs this project as well as our other projects in Mexico.

Milestones:

Our VP of Exploration recommended a 11 hole drill program on this property.  Reconnaissance and detailed mapping (1:1,000) programs from phase 1 in the Sahauyacan project have identified four significant drilling targets: Santo Niño, La Cumbre, Cerro Cacho and Santa Teresa.  The goal of this phase of exploration was to determine if we should continue exploration with a further drill program.  We completed the drilling May 2007.

Current Drilling program:

To date a total of approximately 2,000 meters have been drilled in 11 diamond drillholes.  Eight holes were drilled in the Santo Niño vein-structure (SDH-1, through SDH-4 and SDH-7 through SDH-10), two diamond drillhole (SDH-5 and SDH-6) were drilled in La Cumbre mineralized area and one hole on the Santa Theresa vein.

SDH-1, through SDH-4 and SDH-7 through SDH-10, were collared along the Santo Niño mineralized vein. Drillhole SDH-1 intersected two zones of gold mineralization over the 165.05 meters drilled in this hole, including 7.50 meters with 2.56 g/t Au and 8.00 meters with 2.98 g/t Au or 11.00 meters with 2.24 g/t Au.

The two mineralized zones intersected by SDH-1 are hosted by volcaniclastic rocks interbedded with several andesitic tuffs and breccias. The mineralized zone intersected from 65.00 to 72.50 meters is characterized by multiple stages of hydrothermal activity exhibiting quartz veinlets and quartz stockwork mineralization with moderate to weak argillic alteration (illite-kaolin) and propylitic alteration characterized by epidote, chlorite, and calcite. The second mineralized zone intersected from 96.40 to 107.50 meters in SDH-1 is mainly characterized by a weak to moderate silicification exhibiting quartz and calcite veinlets. Areas of dissemination of pyrite as fine crystals are common in the mineralized zones.

In addition, the low values of silver may suggest that we still are high in the mineralized system and our VP of Exploration believes that the silver and other base metal content may increase with depth and consequently the Ag:Au ratio will change.

A summary of the assay results of the two mineralized zones intersected by the SDH-1 is provided in the table below.

Drillhole	From (meters)	To (meters)	Interval (meters)	Au (g/t)	Ag (g/t)	Au Eq. (g/t)
SDH-1	65.00	66.50	1.50	2.02	0.8
	66.50	68.00	1.50	8.09	2.8
	68.00	69.50	1.50	0.26	1.2
	69.50	71.00	1.50	0.233	1.3
	71.00	72.50	1.50	2.23	2.1
	96.50	98.00	1.50	6.13	49.4
	98.00	98.50	0.50	9.24	21.1
	98.50	99.50	1.00	0.529	0.7
	99.50	100.50	1.00	1.695	1.2
	100.50	101.50	1.00	1.415	9.2
	101.50	102.50	1.00	3.81	10.5
	102.50	103.50	1.00	0.038	0.09
	103.50	104.50	1.00	1.00	5.9
	104.50	105.50	1.00	0.363	7.3
	105.50	106.50	1.00	0.341	9.6
	106.50	107.50	1.00	0.111	10.5

The remaining holes did not return encouraging assay results. The results from drillholes SDH-3 and SDH-4 showed gold anomalies varying from 0.01 to 0.02 g/t.  Geological and structural mapping survey along the Santo Niño vein has identified a NE structure that is displacing the mineralized zone. Current field investigations are aimed to define in more detail the structural setting on this part of the mineralized vein-structure.

Drillholes SDH-5 and SDH-6 were collared in the Le Cumbre zone.  The two holes intersected mineralization from surface to 175 metres.  Only the SDH-5 intersected several two meters wide intercepts with gold mineralization ranging from 1.03 to 1.905 g/t.  Other gold values ran between 0.2 to 0.5 grams/tonne.  Our VP of Exploration believes that the gold in these zones is free gold and is contained in the fractures in the oxides.  As the drilling consumes massive quantities of water, we believe the free gold has been washed away from the core.   As a result, we plan to re-drill the Le Cumbre zone using reverse circulation drilling to ensure all the particles are captured while drilling.  No assurance, though, may be given that any gold values will be found when it is redrilled using reverse circulation drilling.  A detailed evaluation of this gold values and their correspondent geological conditions is in progress. Despite these results, the Sahauyacan Property has no know or estimated resources or reserves.

3.

Phase 3 Exploration:

Management and the VP of Exploration will review the information provided by the second phase of exploration and determine whether further exploration is recommended.  If further exploration is recommended, we do not have sufficient information at this time to estimate what that program would entail.  This information will be provided by the second phase of exploration.

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

Once we receive results from these exploration programs, management will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results are sufficient enough to obtain the financing necessary to proceed.  The decision will be based mainly on the recommendations of our senior geologist and VP of Exploration.  Other factors that will influence the production decision will be the current price of gold bullion, availability of mining equipment and a mining feasibility study.

Results of Operations

Critical Accounting Estimates

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

The Company has made certain accounting estimates that have a material bearing on the financial statements. The principal such estimates are:

Stock-based compensation

Stock-based compensation is a very significant expense for the Company but is based on estimates that have a subjective element. The Company employs the Black-Scholes option pricing model which in turn is based on (among other things) assumptions regarding rates of return and stock volatility. To estimate the risk-free rate of return, the Company uses the

U.S. Treasury bill rate for instruments with a similar term to the life of the option being granted. Because the Company has a relatively short trading history, it has looked at the volatility of the stock of other publicly traded companies and used these as a guide.

The Company has estimated the expected volatility of its stock at 152%. The following table shows the effect of a change in the expected volatility of 10%:

	Hypothetical 10% Decrease in Expected Volatility	As Reported	Hypothetical 10% Increase in Volatility

Expected volatility	136.8%	152.0%	167.2%
Stock-based compensation expense	$ 2,333,000	$ 2,445,000	$ 2,547,000
Loss for the year	(7,281,034)	(7,393,034)	(7,495,034)
Loss per share	$ (0.39)	$ (0.39)	$ (0.40)

Given the nature of the estimated volatility of a stock, it is not practical to provide a meaningful assessment of historical accuracy of the estimated volatility used. It is very likely that the expected volatility will change in future periods, and the changes could be material.

Income Tax Valuation Allowance

The Company has a potential $6,567,000 deferred income tax asset based on the difference in timing of certain deductions for income tax and accounting purposes. The ability of the Company to ultimately derive a benefit from the deferred tax asset depends on the existence of sufficient taxable income of the appropriate character within the carry forward period available under the tax law.

References in the discussion below to 2007 are to our current fiscal year ended February 28, 2007, while references to 2006 are to our fiscal year ended February 28, 2006.

Year ended February 28, 2007 compared to the year ended February 28, 2006.

Revenues

We did not earn revenues during 2007 or 2006 because we did not have commercial production of any of our properties. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the exploration stage of our business.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties. Interest income is recorded under Other Income in the Statement of Operations in the financial statements.

Operating Costs

We did not incur any operating costs during the years ended 2007 and 2006 due to the fact that we did not achieve production from exploration activities during either year.

Expenses

Our expenses increased to $5,106,000 for 2007 compared to $3,506,000 for 2006, representing an increase of $1,600,000. In 2007, there were compensation expenses, stock based-compensation expenses and shares issued for mineral properties amounting to $nil, $2,445,000 and $nil respectively totaling $2,445,000.  In 2006, there were compensation expenses, stock based-compensation expenses and shares issued pursuant to a share exchange agreement amounting to $90,000, $735,000, and $2,100,000 respectively and totaling $2,925,000.

Impairment of mineral property costs in 2007 decreased to $259,000 compared to $2,311,000 for 2006. The 2006 amount includes a $2,100,000 charge with respect to 2,000,000 shares issued at market price of $1.05 in February 2006 and $211,000 in exploration expenditures. We anticipate that exploration expenditures will increase in fiscal 2007 as a result of exploration activities on our Mexican mineral properties.

Stock-based compensation increased to $2,445,000 in 2007 from $735,000 in 2006. The 2007 amount relates to warrants issued and stock options granted to management and key personnel for $1,949,000 and $496,000 respectively. The 2006 amount relates to warrants issued and stock options granted to management and key personnel for $487,000 and $248,000 respectively.

Compensation expense decreased to $nil in 2007 from $90,000 in 2006. The 2006 amount charged to general and administrative relates to $90,000 in shares issued for services.

General and administrative expenses increased to $1,313,000 in 2007 compared to $459,000 in 2006, representing an increase of $854,000. Management fees increased to $464,000 in 2007 from $203,000 for 2006. The increase in 2007 was attributable to a new management team appointed in fiscal 2007. Accounting and legal fees increased to $223,000 in 2007 compared to $107,000 in 2006, representing an increase of $116,000. The increase in fees was primarily attributable to revising and preparing acquisition agreements with respect to the Mexican mineral properties.

Loss

Our net loss increased to $7,393,000 for 2007 compared to $4,426,000 for 2006, representing an increase of $2,967,000. This increase in our loss was primarily attributable to an increase in stock-based compensation offset by higher property impairment charges in 2006. The net losses in both 2007 and 2006 were comprised substantially of items not requiring an outlay of cash. In 2007, the non-cash components of stock-based compensation, impairment of mineral property costs and beneficial conversion features were $2,445,000, $nil and $2,266,000 respectively, for a total of $4,711,000 compared to the net loss for the year of $7,393,000. In 2006, the non-cash components of stock-based compensation, impairment of mineral property costs and beneficial conversion features were $735,000, $2,100,000 and $952,000 respectively, for a total of $3,787,000 compared to the net loss for the year of $4,426,000. The primary reasons for the difference in items not requiring an outlay of cash were that in 2007 we had higher stock-based compensation and interest expense, whereas in 2006, we refinanced and restructured our affairs.  We anticipate that we will continue to incur a loss until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from our Mexican mineral properties, if ever. There is no assurance that we will commence the development stage of our operations at any our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage. As of February 28, 2007, we had total assets of $704,000, total liabilities of $435,000, and a deficit of $25,731,000 accumulated during the exploration stage.

Cash and Working Capital

We had cash of $13,000 as of February 28, 2007, compared to cash of $480,000 as of February 28, 2006. We had working capital deficiency of $45,000 as of February 28, 2007, compared to a working capital of $46,000 as of February 28, 2006.

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $1,000,000 from May 2007 to August 2008 to carry out exploration and administration activities on our Mexican mineral properties and in the event that our exploration is successful on our Cieneguita Property, we anticipate spending a further $2,200,000 on milling equipment and building a plant to put that property into production. We anticipate spending approximately $480,000 during the next twelve months on general and administrative costs. We presently do not have sufficient financing to enable us to complete these plans and will require additional financing to perform future exploration work on our Mexican mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

The amount of working capital we currently have available could be adversely affected in the event claims are made against us alleging that certain shares we previously issued pursuant to S-8 registration statements constituted an illegal public offering because the company was a “shell company” at the time and, as a result, was not eligible to use Form S-8 for registration of shares under the Securities Act of 1933.  In August 2005, and October 2005, the Company issued shares of common stock to Tracy Moore, a director of the Company, as compensation for consulting services.  The two share issuances were for a combined total of 30,000 shares and each of the share issuances was made pursuant to a registration statement on Form S-8 under the Securities Act of 1933.  Although the Company believes these shares were properly issued, a claim could be made that issuance of the shares constituted an illegal public offering because the Company was a “shell company” at the time.  Shell companies  [i.e. companies which have no or nominal operations and either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets] are not eligible to use Form S-8 for registration under the Securities Act of 1933.  If either of these transactions did violate federal securities laws, subsequent purchasers of the shares may have claims against us for damages or for rescission of their purchase transaction and recovery of the full subscription price paid, together with interest.  As of the date of this annual report, no one has made or threatened any claim against us alleging violation of the federal securities laws. In the event such claims were successfully asserted there is no assurance that we would have sufficient funds available to pay and it is likely that we would be required to use funds currently designated as working capital for that purpose.  That would substantially reduce the amount of working capital available for other purposes and, in that event, we could be forced to cease or discontinue certain operations and to liquidate certain assets to pay our liabilities, including, but not limited to, rescission claims.

Cash Used in Operating Activities

Cash used in operating activities increased to $2,646,000 for the fiscal year ended February 28, 2007 compared to $639,000 for the fiscal year ended February 28, 2006.  The cash used in operating activities came primarily from equity sales of our shares of common stock and convertible debt.  It was primarily used for general and administrative costs and for the exploration programs on the properties.

Cash Used in Investing Activities

Cash used in investing activities increased to $375,000 for the fiscal year ended February 28, 2007 compared to $1,000 for the fiscal year ended February 28, 2006. The company purchased computers for its subsidiary office and  machinery and equipment to continue the exploration work.

Financing Activities

Cash provided by financing activities increased to $2,558,000 for the fiscal year ended February 28, 2007 compared to $1,089,000 for the fiscal year ended February 28, 2006.  All cash provided by financing activities was provided by convertible debt, exercise of warrants and share issuances. Cash provided by financing activities was used to fund our operating and investing activities.

We anticipate continuing to rely on equity sales of our common stock or issuance of debt in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

The amount of our convertible debt outstanding at February 28, 2007 was $nil, compared to $652,000 at February 28, 2006.  In 2005, $587,500 of the $617,500 convertible debt was issued for cash proceeds of $500,000, and $87,500 was charged as interest. In fiscal 2006, $87,500 was charged as interest and the face value of this convertible debt was $675,000.  On August 10, 2005, the Company and the financiers agreed to retire the $675,000 convertible debt (including all associated principal, terms, warrants and rights) for the amount of $500,000 plus 8% interest. On September 21, 2005, the Company repaid in full the principal of $500,000 plus interest charges of $42,000. As a result of this payment, the $675,000 convertible debt was terminated, and the associated warrants and additional investment rights were cancelled.

Another convertible debenture in the amount of $30,000 was issued on January 15, 2004. The conversion of principal and accrued interest (8% per year) was at the rate of $1.00 per share of common stock. On December 21, 2005, the Company repaid the $30,000 convertible debenture plus accrued interest of $5,000.

The Company issued $300,000 in convertible debentures in December 2005 to three lenders with a maturity date of December 8, 2006, accrued interest at 7% per year, and convertible at the option of the holder into shares of common stock at $0.15 per share. On January 6, 2006, these debentures were converted and the Company issued 2,000,000 shares of common stock.  Interest payments due and owing on these debentures were waived by the investors.

In January 2006, the Company began issuing convertible debentures, with principal and accrued interest at 7% per year, convertible into units at the option of the holder. Each unit consists of a warrant to purchase 25,000 of the Company’s shares of common stock at $1.00 per share and $25,000 of debt, which may be converted to shares of common stock at $0.50 per share and is exercisable until April 30, 2008. As of February 28, 2006, the Company had issued convertible debentures in the amount of $652,000.  In addition, the warrants are redeemable by the Company, at $0.01 per share, in the event the Company’s Common Stock closes with a bid price, on average, over $3.00 per share for a consecutive 20-day period and settled on a physical basis.

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

Under the terms of the agreement, the Company will pay GM Capital the following: (i) a monthly fee of $10,000, (ii) 10% success fee for any financing facilitated by GM Capital outside of the United States, and (iii) the issuance of a total of 5,000,000 warrants, each of which entitles the holder to purchase one share of the Company’s common stock..  The warrants are exercisable at the right of the holder, have no redemption features, and are settled on a physical basis. The warrants include 1,000,000 Series A Warrants exercisable at $0.50 per share, 1,000,000 Series B Warrants exercisable at $0.75 per share, 1,000,000 Series C Warrants exercisable at $1.00 per share, 1,000,000 Series D Warrants exercisable at $1.25 per share, and 1,000,000 Series E Warrants exercisable at $1.50 per share. The Series A Warrants will be fully vested upon issuance. They will be exercisable at any time following their issuance but will expire on June 30, 2007 if not fully exercised on or before that date. The remaining series of Warrants will each vest and become exercisable only at the time that the immediately preceding series has been fully exercised. Therefore, the Series B Warrants will vest only upon the timely exercise of all Series A Warrants, and the same restriction will apply to each of the succeeding series of warrants (i.e. the Series C, D and E Warrants). Unless terminated earlier as a result of failure to vest, the Series B and Series C Warrants will each expire on December 31, 2007 and the Series D and Series E Warrants will each expire on December 31, 2008. However, the Agreement also stipulates that G.M. Capital cannot exercise any warrants if, after the exercise, G.M. Capital would own 4.99% or more of the issued and outstanding common stock of Mexoro.  G.M. Capital is an accredited investor.  These warrants were issued pursuant an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The fair value of the 5,000,000 warrants was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 152%, a risk-free rate of 5% and no assumed dividend rate and totals $3,898,000 of stock-based compensation expense which is amortized over the twenty four month term of the GM Capital contract at $487,250 every quarter until November 30, 2007.

On August 31, 2006, the Company entered into an Amended Consulting Agreement with G.M. Capital.  All of the terms remained the same except for the following:

(1)

G.M. Capital represented that it does fall within U.S. jurisdiction in regard to this contract.

(2)

G.M. Capital is no longer required to provide services regarding the acquisition of a business because the Company does not plan to acquire a business in the near future.

(3)

G.M. Capital clarified that the investors, market makers, and other financial industry contacts which it will speak to in regard to the Company are non-United States persons.

(4)

The Company acquired the sole discretion to determine how many Warrants G.M. Capital can exercise in order to restrict G.M. Capital’s beneficial ownership at any one time to no more than 4.99% of the issued and outstanding shares of the Company.

(5)

G.M. Capital will no longer be the liaison between the Company and its stockholders.

(6)

G.M. Capital will no longer advise the Company about potential market makers, broker-dealers, underwriters and investors.

(7)

The Warrants were revised to remove the liquidated damages provision related to the registration rights of the holders of the Warrants.

Furthermore, we have amended our agreement with G.M. Capital to eliminate any reference whereby G.M. Capital would assist us in identifying, evaluating, structuring, negotiating and closing acquisitions.  In the event we discovered no material ore reserves and have no more exploration plans to continue after August 2007 we would be without the services of G.M. Capital to assist us in reformulating the business plan of the Company.  It is not anticipated that we would amend the G.M. Capital consulting agreement again to incorporate these factors.  If we should abandon our exploration strategy, current management has sufficient expertise to reformulate the business plan and pursue other options without the help of G.M. Capital.  G.M. Capital’s main function is to identify and introduce potential investors for us in foreign jurisdictions for the raising of capital through the sale of equity or debt.  We do not have any sources for additional capital at this time.

On March 4, 2006, the Company agreed to issue 1,651,200 shares of common stock at a price of $0.25 per share to settle $412,800 in promissory notes payable. As a condition, the promissory note holders waived all accrued interest payable on the notes. On April 6, 2006, these shares were issued and the Company recorded a $7,259 gain on settlement of debt.

On April 3, 2006 and May 31, 2006, the Company issued 550,000 shares of common stock and 200,000 shares of common stock respectively and closed a private placement for total proceeds of $375,000.  As at February 28, 2006, the Company had received $170,000 of subscriptions for this unit offering. Units consisted of one share of common stock and one-half of one warrant.  Each full warrant entitles the investor to purchase an additional share of the Company’s common stock at a price of $1.00 per share and is exercisable until April 30, 2008. The units were priced at $0.50 each.

During the quarter ended May 31, 2006, the Company issued a total of $2,265,500 convertible debentures. The convertible debentures, with principal and accrued interest at 7% per year are convertible into $25,000 units at the option of the holder.  Each unit consists of a warrant to purchase 25,000 of the Company’s shares of common stock at $1.00 and $25,000 of debt, which may be converted to shares of common stock at $0.50 per share and is exercisable until April 30, 2008. In addition, the warrants are redeemable by the Company, at $.01 per share, in the event the Company’s Common Stock closes with a bid price, on average, over $3.00 per share for a consecutive 20-day period.  Further, under the terms of the debenture, until May 2007, the Company is prohibited from effecting or entering into an agreement to affect any subsequent financing involving a “Variable Rate Transaction.” The term “Variable Rate Transaction means a transaction in which the Company issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities.

The holders of the debentures converted all of the debentures to shares of common stock at $0.50 per share in June 2006.  The Company issued 5,835,000 shares and 2,917,500 warrants to debenture holders upon the conversion. We have paid to the convertible debenture holders a total of $58,308, which is their accumulated interest on the debentures.  During August 2006, the Company cancelled 50,000 shares of common stock with respect to the conversion and 25,000 warrants with respect to this conversion due to non-payment of subscription funds.

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

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations.  As at February 28, 2007, the Company had a working capital deficiency of $45,000 (2006 - $46,000 working capital) and an accumulated deficit during the exploration stage of $25,731,000 (2006 – $18,338,000).  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

There is no assurance that our operations will be profitable.  The Company has conducted private placements of convertible debt and common stock, which have generated funds to satisfy all of the initial cash requirements of its planned Mexican mining ventures.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

ITEM 7.   FINANCIAL STATEMENTS AND EXHIBITS

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)

February 28, 2007 and 2006

Pannell Kerr Forster	PKF
International
7th Floor, Marine Building 355 Burrard Street Vancouver, B.C., Canada, V6C 2G8 Telephone: 604.687.1231 Facsimile: 604.688.4675

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS OF MEXORO MINERALS LTD.

 (Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Mexoro Minerals Ltd. (formerly Sunburst Acquisitions IV, Inc.) (An Exploration Stage Company) as at February 28, 2007 and 2006 and the related consolidated statements of stockholders’ equity (deficiency), operations and  comprehensive income, and cash flows for the years ended February 28, 2007 and 2006 and the cumulative totals for the period from inception of exploration stage (March 1, 2004) to February 28, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. The related statements of stockholders’ deficiency, operations and comprehensive income, and cash flows from inception of the development stage on August 27, 1997 to February 29, 2004 were audited by other auditors whose reports dated May 24, 2004 and May 27, 2003 expressed unqualified opinions, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the stockholders’ deficiency, statements of operations and comprehensive income, and cash flows from inception of the development stage to February 29, 2004, is solely based on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at February 28, 2007 and 2006 and the results of its operations and its cash flows for the periods indicated above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern.  As discussed in note 3, the Company has sustained operating losses since its inception and has deficits in working capital and equity, which raises substantial doubt about its ability to continue as a going-concern.  The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going-concern. Management’s plans in regard to these matters, which include private placements of securities, are also described in note 3.

/s/ Pannell Kerr Forster

Chartered Accountants

(registered with the PCAOB as “Smythe Ratcliffe LLP”)

Vancouver, Canada

May 31, 2007

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

As at February 28

	2007	2006
Assets
Current
Cash and cash equivalents	$13,148	$479,530
Accounts receivable	165,897	10,069
Prepaid expenses	173,857	48,269
	352,902	537,868

Equipment (note 4)	351,335	880

Total assets	$704,237	$538,748

Liabilities
Current
Accounts payable and accrued liabilities	$263,145	$79,124
Current portion of loans payable (note 7)	25,400	-
Promissory notes (note 6)	109,337	412,800
	397,882	491,924

Loans payable (note 7)	36,863	-

Convertible debentures (note 8)	-	652,000

Total liabilities	434,745	1,143,924

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 21,036,102 (2006 - 12,799,902) (note 10)	19,304,277	15,573,977
Additional paid-in capital	8,702,096	3,991,596
Stock subscriptions	-	170,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(25,731,407)	(18,338,373)
Other comprehensive income (loss)	(2,047)	1,051
Total stockholders’ equity (deficiency)	269,492	(605,176)

Total liabilities and stockholders’ equity (deficiency)	$704,237	$538,748

Going-concern (note 3)

Commitments (notes 5, 11, 12 and 15)

Subsequent events (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

Period from Inception August 27, 1997 to February 28, 2007

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the exploration stage	Other comprehensive income (loss)	Total stockholders’ deficiency

Balance from prior operations,
March 1, 2004	709,168	$1,701,843	$ 194,391	$ 67,025	$ (2,003,427)	$ -	$ 8,929	$ (31,239)

Common stock issued in share exchange	860,000	10,965,000	-	-	-	-	-	10,965,000
Options issued as finders’ fees	-	-	1,523,000	-	-	-	-	1,523,000
Common stock issued for cash	113,222	269,134	-	(67,025)	-	-	-	202,109
Options exercised	50,000	35,000	-	-	-	-	-	35,000
Options issued	-	-	86,955	-	-	-	-	86,955
Warrants exercised	5,512	-	-	-	-	-	-	-
Beneficial conversion feature	-	-	500,000	-	-	-	-	500,000
Foreign exchange translation adjustment adjustment	-	-	-	-	-	-	(3,050)	(3,050)
Net loss for year	-	-	-	-	-	(13,912,488)	-	(13,912,488)

Balance, February 28, 2005	1,737,902	$12,970,977	$2 ,304,346	$ -	$ (2,003,427)	$(13,912,488)	$ 5,879	$ (634,713)

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency) (continued)

(Expressed in U.S. Dollars)

Period from Inception August 27, 1997 to February 28, 2007

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the exploration stage	Other comprehensive income (loss)	Total stockholders’ deficiency

Balance, February 28, 2005	1,737,902	$12,970,977	$2,304,346	$ -	$(2,003,427)	$(13,912,488)	$ 5,879	$ (634,713)

Common stock issued for consulting services	30,000	90,000	-	-	-	-	-	90,000
Options exercised	32,000	43,000	-	-	-	-	-	43,000
Common stock issued on conversion of debenture	2,000,000	300,000	-	-	-	-	-	300,000
Common stock issued in property acquisition	2,000,000	2,100,000	-	-	-	-	-	2,100,000
Common stock issued for cash	7,000,000	70,000	-	-	-	-	-	70,000
Options issued	-	-	248,000	-	-	-	-	248,000
Warrants issued	-	-	487,250	-	-	-	-	487,250
Beneficial conversion feature	-	-	952,000	-	-	-	-	952,000
Stock subscriptions	-	-	-	170,000	-	-	-	170,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(4,828)	(4,828)
Net loss for year	-	-	-	-	-	(4,425,885)	-	(4,425,885)

Balance, February 28, 2006	12,799,902	$15,573,977	$3,991,596	$ 170,000	$(2,003,427)	$(18,338,373)	$ 1,051	$ (605,176)

Common stock issued on conversion of debenture	5,835,000	2,917,500	-	-	-	-	-	2,917,500
Common stock issued on settlement of promissory notes	1,651,200	412,800	-	-	-	-	-	412,800
Common stock issued for cash	750,000	375,000	-	(170,000)	-	-	-	205,000
Warrants exercised	50,000	50,000	-	-	-	-	-	50,000
Shares returned to treasury	(50,000)	(25,000)	-	-	-	-	-	(25,000)
Options issued	-	-	496,000	-	-	-	-	496,000
Warrants issued	-	-	1,949,000	-	-	-	-	1,949,000
Beneficial conversion feature	-	-	2,265,500	-	-	-	-	2,265,500
Foreign exchange translation adjustment	-	-	-	-	-	-	(3,098)	(3.098)
Net loss for year	-	-	-	-	-	(7,393,034)	-	(7,393,034)

Balance, February 28, 2007	21,036,102	$19,304,277	$8,702,096	$ -	$(2,003,427)	$(25,731,407)	$ (2,047)	$ 269,492

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. Dollars)

			Period from
			Inception of
			Exploration Stage
	Year Ended		(March 1, 2004)
	February 28,	February 28,	to February 28,
	2007	2006	2007

Expenses
General and administrative	$1,312,891	$459,337	$2,009,638
Stock-based compensation (note 11)	2,445,000	735,250	3,267,205
Mineral exploration	1,089,498	-	1,089,498
Impairment of mineral property costs	259,000	2,310,922	15,565,422

Operating loss	(5,106,389)	(3,505,509)	(21,931,763)
Other income (expenses)
Interest	(2,293,904)	(1,053,561)	(3,940,088)
Gain on settlement of debt (notes 6 and 8)	7,259	133,185	140,444

Net loss	(7,393,034)	(4,425,885)	(25,731,407)

Other comprehensive income (loss)
Foreign exchange translation adjustment	(3,098)	(4,828)	(2,047)

Total comprehensive loss	$(7,396,132)	$(4,430,713)	$(25,733,454)

Total loss per share – basic and diluted	$(0.39)	$(2.03)	$-

Weighted average number of shares of
common stock – basic and diluted	18,760,066	2,184,686	-

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

			Period From
			Inception of
			Exploration Stage Stage
	Year Ended		(March 1, 2004)
	February 28,	February 28,	to February 28,
	2007	2006	2007
Operating activities
Net loss	$(7,393,034)	$(4,425,885)	$(25,731,407)
Adjustments to reconcile net (loss) to net cash flows
Write-off of note receivable	-	-	57,500
Impairment of mineral property costs for stock	-	2,100,000	13,065,000
Issuance of shares for consulting services	-	90,000	90,000
Amortization	24,929	-	24,929
Discount on convertible debenture	-	87,500	175,000
Non-cash component of gain on settlement of debt	(7,259)	(175,000)	(182,259)
Stock-based compensation	2,445,000	735,250	4,790,205
Beneficial conversion feature	2,265,500	952,000	3,717,500
Prepaid expense	(125,589)	(40,156)	(167,378)
Accounts receivable	(155,828)	(10,069)	(157,691)
Customer deposits	-	-	(44,809)
Notes payable	109,337	-	109,337
Accounts payable and accrued liabilities	191,280	47,176	248,211
Cash used in operating activities	(2,645,664)	(639,184)	(4,005,862)
Investing activity
Purchase of property and equipment	(375,384)	(880)	(376,264)
Cash used in investing activity	(375,384)	(880)	(376,264)
Financing activities
Proceeds from loans payable	75,348	-	75,348
Proceeds from notes payable	-	562,800	562,800
Proceeds from convertible debentures	2,240,500	952,000	3,692,500
Proceeds from exercise of options	-	43,000	78,000
Proceeds from exercise of warrants	50,000	-	50,000
Repayment of loans payable	(13,085)	-	(13,085)
Repayment of notes payable	-	(178,500)	(178,500)
Repayment of convertible debentures	-	(530,000)	(530,000)
Stock subscriptions	-	170,000	170,000
Issuance of common stock	205,000	70,000	477,109
Cash provided by financing activities	2,557,763	1,089,300	4,308,824
Outflow of cash and cash equivalents	(463,285)	449,236	2,046
Effect of foreign currency translation on cash	(3,097)	(4,828)	(10,975)
Cash and cash equivalents, beginning	479,530	35,122	22,077
Cash and cash equivalents, ending	$13,148	$479,530	$13,148
Supplemental cash flow information
Interest paid	$55,473	$101,561	$162,157
Common stock issued on conversion of debt	2,917,500	300,000	3,217,500
Common stock issued on settlement of notes payable	412,800	-	412,800
Shares issued for services	-	90,000	90,000

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

1.

BASIS OF PRESENTATION

Mexoro Minerals Ltd. (formerly Sunburst Acquisitions IV, Inc.) ("Mexoro" or the “Company”) was incorporated in the state of Colorado on August 27, 1997 and on February 15, 2006 its name was changed to Mexoro Minerals Ltd. The Company was formed to seek out and acquire business opportunities.  Between 1997 and 2003, the Company was engaged in two business acquisitions and one business opportunity, none of which generated a significant profit or created sustainable business. All were sold or discontinued. Currently, the main focus of the Company’s operations is in Mexico.

The Company had previously been pursuing various business opportunities and, effective March 1, 2004, the Company changed its operations to mineral exploration. Accordingly, as of March 1, 2004 the Company is considered to be an exploration stage company.

On May 25, 2004, the Company completed a “Share Exchange Agreement” with Sierra Minerals and Mining, Inc. (“Sierra Minerals”), a Nevada corporation, which caused Sierra Minerals to become a wholly-owned subsidiary. Sierra Minerals held certain rights to properties in Mexico that the Company now owns or has an option to acquire. Through Sierra Minerals, the Company entered into a joint venture agreement with Minera Rio Tinto, S.A. de C.V. (“MRT”), a company duly incorporated pursuant to the laws of Mexico, which is controlled by an officer of the Company. In August 2005, the Company cancelled the joint venture agreement in order to directly pursue the mineral exploration opportunities through a wholly-owned Mexican subsidiary, Sunburst Mining de Mexico S.A. de C.V. (“Sunburst de Mexico”). On August 25, 2005, Sunburst de Mexico, Mexoro and MRT entered into agreements providing Sunburst de Mexico the right to explore and exploit certain properties in Mexico. In December 2005, the Company and Sunburst de Mexico entered into a new agreement with MRT (the “New Agreement”) (note 5). On January 20, 2006, Sierra Minerals was dissolved.

2.

SIGNIFICANT ACCOUNTING POLICIES

(a)

Principles of consolidation

The accompanying financial statements include the accounts and activities of Mexoro and its wholly-owned subsidiary, Sunburst de Mexico. All intercompany balances and transactions have been eliminated in consolidation.

(b)

Financial instruments

(i)

Fair value

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and promissory notes approximate their fair values because of the short-term maturity of these financial instruments. The carrying value of convertible debentures approximates their fair value because these instruments earn interest at the market rate.

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

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

(iv)

Translation risk

The Company translates the results of non-US operations into US currency using rates approximating the average exchange rate for the year.  The exchange rate may vary from time to time.  This risk is considered moderate, as the Company’s mining project expenses are recorded in Mexican pesos and converted to US currency.

(c)

Equipment

Equipment is recorded at cost less accumulated amortization. Amortization is provided on the following basis:

Software	2 years straight-line
Machinery	10% declining-balance
Vehicles	25% declining-balance
Computer equipment	30% declining-balance
Office equipment	30% declining-balance

(d)

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(e)

Mineral property costs

The Company has been in the exploration stage since March 1, 2004, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

(f)

Basic and diluted income (loss) per share

The Company computes income (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All previously stated share and per share balances have been restated to give retroactive effect to the 1:50 reverse stock split that occurred on February 15, 2006. Dilutive loss per share has not been presented because the effects of all common share equivalents were anti-dilutive.

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

(h)

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas of estimate include the impairment of assets and rates for amortization, accrued liabilities, future income tax balances and the inputs used in calculating stock-based compensation. Actual results could differ from those estimates and would impact future results of operations and cash flows.

(i)

Consideration of other comprehensive income items

SFAS No. 130 – “Reporting Comprehensive Income”, requires companies to present comprehensive income (consisting primarily of net loss plus other direct equity changes and credits) and its components as part of the basic financial statements.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

2.

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

Effective March 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments” (“SFAS No. 123R”), using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of March 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to March 1, 2004, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. As of March 1, 2004, there were no unvested options; and therefore, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

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

(k)

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes”.  Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of existing assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment. A valuation allowance against deferred tax assets is recorded.  If based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

2.

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

(m)

Asset retirement obligations

During 2004, the Company adopted the recommendation regarding asset retirement obligations. The basis of this policy is the recognition of a legal liability for obligations related to the retirement of property, plant and equipment and obligations arising from the acquisition, construction, development, or normal operations of those assets.  Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred.  A corresponding increase to the carrying amount of the related asset, where one is identifiable, is recorded and amortized over the life of the asset.  Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed.  The amount of the liability is subject to re-measurement at each reporting period.  The estimates are based principally on legal and regulatory requirements. It is possible that the Company’s estimates of its ultimate reclamation and closure liabilities could change as a result of changes in regulations, changes in the extent of environmental remediation required, changes in the means of reclamation, or changes in cost estimates.  Changes in estimates are accounted for prospectively commencing in the period the estimate is revised.

Although the Company has begun exploration, a reasonable estimate cannot be made at this time; therefore, no liability has been recorded. There is no effect on prior years as a result of adopting this new recommendation.

(n)

Recent accounting pronouncements

(i)

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

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

(n)

Recent accounting pronouncements (continued)

(ii)

September 2006, the Securities and Exchange Commission (“SEC”) released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 during the fourth quarter of 2006. The adoption did not have a material impact on the Company’s financial position, cash flows, or results of operations.

(iii)

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  It clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including adjustment for risk, not just the company’s mark-to-model value.  SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.  Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

(iv)

In July 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, and also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

(v)

On February 15, 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. generally accepted accounting principles (“U.S.GAAP”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of the adoption of SFAS No. 159.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

3.

GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis.  The Company has a history of operating losses and will need to raise additional capital to fund its planned operations.  As at February 28, 2007, the Company had a working capital deficiency of $44,980 (2006 - $45,944 working capital) and a cumulative loss during the exploration period of $25,731,407 (2006 - $18,338,373). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations, from its investment in a Mexican mining venture (note 5).  In addition, the Company has conducted private placements of convertible debt and common stock (notes 8 and 10), which have generated a portion of the initial cash requirements of its planned Mexican mining ventures (note 5).

4.

EQUIPMENT

	February 28, 2006	February 28, 2007
			Accumulated
	Net	Additions	Amortization	Net
Software	$-	$23,623	$(8,102)	$15,521
Machinery	-	213,219	-	213,219
Vehicles	-	101,659	(13,912)	87,747
Computers	-	21,424	(2,222)	19,202
Office equipment	880	15,459	(693)	15,646
Totals	$880	$375,384	$(24,929)	$351,335

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

5.

MINERAL PROPERTIES

Since May, 2004, the Company has held interests in gold exploration properties in Mexico.

In August 2005, the Company formed a wholly owned subsidiary, Sunburst de Mexico, SA de CV, incorporated in Mexico, which allowed the Company to take title to the properties into the name of Sunburst Mexico. On August 25, 2005 the Company entered into property agreements with MRT, which provided Sunburst Mexico options to purchase the mineral concessions of  the Cieneguita and Guazapares Properties and the right of refusal on two Encino Gordo properties. The Company also entered into an exploration and sale agreement, in October 2006, with Minera Emilio for mineral concessions of the Sahauyacan property.

In August 2005 the parties also entered into an Operator’s Agreement, that gave MRT the sole and exclusive right and authority to manage the Cieneguita property, and a share option agreement which granted MRT the exclusive option to acquire up to 100% of all outstanding shares of Sunburst de Mexico if the Company did not comply with the terms of the property agreements. The operating agreement and share option agreement have subsequently been cancelled.

The material provisions of the August 2005 property agreements are as follows:

Cieneguita

MRT assigned to Sunburst de Mexico, with the permission of the Cieneguita Owner (Corporative Minero), all of MRT’s rights and obligations acquired under a previous agreement, the Cieneguita Option Agreement, including the exclusive option to acquire the Cieneguita Concessions for a price of $2,000,000. The Cieneguita Property was not in production by May 6, 2006 and Sunburst de Mexico was required to pay $120,000 to Corporative Minero to extend the contract. Corporativo Minero agreed to reduce the obligation to $60,000, of which $10,000 was paid in April 2006.  Sunburst de Mexico was then required to pay the remaining $50,000 by May 6, 2006.  The Company made this payment to Corporativo Minero so the contract has been extended.

The Company has the obligation to pay a further $120,000 per year for the next 13 years and the balance of payments in the 14th year, until the total of $2,000,000 is paid The Company has not made the required payment due May 6, 2007.  The May 6, 2007 payment is currently in default but an oral agreement between the two parties has determined that the property payments will continue on the date when production on the property commences.

In the alternative, if the Cieneguita property is put into production, of which there is no guarantee, the Company must pay the Cieneguita owners $20 per ounce of gold produced, if any, from the Cieneguita Concessions up to the total $2,000,000 due. In the event that the price of gold is above $400 per ounce, the property payments payable to the Cieneguita Owners from production will be increased by $0.10 for each dollar increment over $400 per ounce.  The total payment of $2,000,000 does not change with fluctuations in the price of gold. Non-payment of any portion of the $2,000,000 total payment will constitute a default.  In such case, the Cieneguita Owners will retain ownership of the concessions, but the Company will not incur any additional default penalty.  MRT retained no interest in the Cieneguita Property.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

5.

MINERAL PROPERTIES (Continued)

Guazapares

MRT assigned Sunburst de Mexico, with the consent of the Guazapares Concessions Owner (Compañía Minera) MRT’s rights and obligations concerning the Guazapares Property, including the exclusive option, for a term of 4 years, to purchase 7 of the Guazapares concessions upon payment of $810,000. The total payments for the Company to acquire and retain 100% ownership of all eight concessions are as follows: October 31, 2006 - $60,000 (this payment date was extended to February 28, 2007 and then to May 31, 2007. The May 31, 2007 payment is in default and an oral agreement between the two parties has deferred payment until August 31, 2007), August 2, 2007 - $140,000, August 2, 2008 - $110,000 and August 2, 2009 - $500,000.

In return, Sunburst de Mexico granted MRT a 2.5% NSR and the right to extract from the Guazapares concessions up to 5,000 tons per month of rock material; this right will terminate on exercise of the option to purchase the concessions.  Otherwise, MRT retained no interest in the Guazapares Property.

San Francisco (Guazapares)

MRT assigned to Sunburst de Mexico, for a term of 60 months, commencing from June 25, 2004 (the “Option Period”), with the consent of the San Francisco Concessions Owner (Minera Rachasa, S.A. de C. V.), MRT’s rights and obligations acquired under the San Francisco Option Agreement, including the option to purchase the San Francisco Concession for a price of $250,000 (the “Purchase Price”) due on June 25, 2009.

To maintain the option, Sunburst de Mexico assumed the obligation to pay to the San Francisco Owner cumulative annual payments totaling $90,000. The payments are: $20,000 on June 25, 2006 (paid); $30,000 on June 25, 2007; and $40,000 on June 25, 2008.

If the option is exercised prior to the expiration of the Option Period by payment of the Purchase Price; the obligation to pay the annual payments will be terminated. MRT and the San Francisco Owner reserved a combined 2.5% NSR. MRT reserved no other rights in the San Francisco Property.

San Antonio (Guazapares)

MRT assigned to Sunburst de Mexico, with the consent of the San Antonio Concessions Owner (Rafael Fernando Astorga Hernández), MRT’s rights and obligations acquired under the San Antonio Option Agreement, including the option to purchase the San Antonio concessions for a price of $500,000, due on January 15, 2010, commencing from January 15, 2004, the date of signing of the San Antonio Option Agreement.

To maintain the option, Sunburst de Mexico assumed the obligation to pay to the San Antonio Owner cumulative annual payments. The payments are: $30,000 on January 15, 2007 (paid); $50,000 on January 15, 2008; and $50,000 on January 15, 2009.

If the option is exercised prior to the expiration of the option period by payment of the purchase price; the obligation to pay the annual payments will be terminated. The San Antonio Owner reserved the right to extract from the San Antonio concessions up to 50 tonnes per day of rock material; this right will terminate on the date of the exercise of the option. MRT and the San Antonio owner reserved a combined 2.5% NSR to be paid to them. MRT reserved no other rights in the San Francisco Property.

 MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

5.

MINERAL PROPERTIES (Continued)

Encino Gordo

Sunburst de Mexico purchased two of the Encino Gordo concessions from MRT for a price of 1,000 pesos (approximately US$100), and MRT assigned to Sunburst de Mexico a first right of refusal to acquire three additional Encino Gordo concessions. The total payments to acquire 100% of these three additional concessions are as follows: $10,000 on June 30, 2006 (paid); $25,000 on December 31, 2006 (paid), $50,000 on December 31, 2007, $75,000 on December 31, 2008 and $100,000 on December 31, 2009.

Sahauyacan

On October 24, 2006, Sunburst de Mexico entered into an exploration and sale option agreement of mining concessions with Minera Emilio, SA de CV for mineral concessions of the Sahauyacan property. Minera Emilio granted the Company the exclusive right to conduct exploration on the Sahauyacan property and the Company must pay $282,000 in the following manner: $20,000 on date of signing agreement (paid); $10,000 due December 1, 2006 (paid); $2,500 per month effective from August 21, 2006 to July 21, 2007, for a total of $30,000; $3,500 per month effective from August 21, 2007 to August 21, 2008 for a total of $45,500; $5,000 per month effective September 21, 2008 to July 21, 2011 for  a total of $175,000, and $1,500 on August 21, 2011.

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

The following are additional material terms of the New Agreement:

(a)

The share option agreement with MRT was cancelled;

(b)

The Company granted MRT the option to buy all of the outstanding shares of Sunburst de Mexico for $100 if the Company failed to transfer $1,500,000 to Sunburst de Mexico by April 30, 2006. On April 6, 2006, MRT agreed to waive its option to purchase the shares of Sunburst de Mexico and also waived the Company’s obligation to transfer $1,500,000 to Sunburst de Mexico;

(c)

The Property Agreements were modified to change the net smelter rate to a maximum of 2.5% for all properties covered by the agreements. The Property Agreements contained net smelter rates ranging from 0.5% to 7%;

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

(e)

The Company agreed to issue 1,000,000 additional shares of the Company’s common stock to MRT if and when the Cieneguita Property is put into production and reaches 85% of production capacity over a 90-day period, as defined in the New Agreement; and,

(f)

The operator’s agreement with MRT was cancelled.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

6.

PROMISSORY NOTES

As at February 28, 2007, the Company had $109,337 (2006 - $412,800) promissory notes outstanding to related parties that bear no interest, no due date and no terms of repayment (see notes 13 and 16(b)).  During the year $412,800 of promissory notes were converted to common stock of the Company at $0.25 per share. The interest on these notes was forgiven resulting in the recognition of a gain of $7,259.

7.

LOANS PAYABLE

As at February 28, 2007 there were loans payable in the amount of $62,263, of which $25,400 is current and $36,863 is long-term.. The loans are repayable in monthly installments of $2,641 including interest at 15.6% per annum and are secured by specified automotive equipment.

8.

CONVERTIBLE DEBENTURES

As at February 28, 2007, the Company had $nil (2006 - $652,000) convertible debentures outstanding.

In June 2006, $2,917,500 convertible debentures were converted into 5,835,000 shares of the Company’s common stock at $0.50 per share.

In March and April, 2006 the Company issued $2,265,500 of convertible debentures, with principal and accrued interest at 7% per year, convertible into units at the option of the holder. Each unit consisted of a warrant to purchase 25,000 shares of common stock at $1.00 per share and $25,000 of debt, which at the option of the holder, may be converted to shares of common stock at $0.50 per share until April 30, 2008. In addition, the warrants are redeemable by the Company, at $.01 per share, in the event the Company’s Common Stock closes with a bid price, on average, over $3.00 per share for a consecutive 20-day period. A beneficial conversion feature of $1,359,300 was recorded in interest expense as to the anticipated conversion of these debentures, and interest expense of $906,200 was recorded representing the relative fair value of the warrants (immediately exercisable) in relation to the convertible debt (EITF 00-27), and as a result, the aggregate sum of $2,265,500 was offset as additional paid in capital.  As at February 28, 2006, the Company had issued convertible debentures in the amount of $652,000. A beneficial conversion feature of $489,000 was recorded in interest expense as to the anticipated conversion of these debentures. Also included in interest expense was $163,000 representing the relative fair value of the warrants (immediately exercisable) in relation to the convertible debt (EITF 00-27), and as a result, the aggregate sum of $652,000 was offset as additional paid in capital.

The fair value of the warrants attached to the convertible debentures as discussed above was estimated at the date of grant using the Black-Scholes option pricing model using a two-year expected life, a volatility factor of 152%, a risk-free rate of 5%, an assumed dividend rate of 0%. The weighted average fair value of the warrant was $1.04 per warrant, while the weighted average stock price on the dates granted was $1.33.

The Company issued $300,000 in convertible debentures in December 2005 to three lenders with a maturity date of December 8, 2006, accrued interest at 7% per year, and convertible at the option of the holder into shares of common stock at $0.15 per share. On January 6, 2006, these debentures were converted and the Company issued 2,000,000 shares of common stock. A beneficial conversion feature of $300,000 was recorded in interest expense as to the anticipated conversion of these debentures, with a corresponding increase in additional paid in capital.

On August 10, 2005, the Company retired $675,000 debentures including all associated principal, terms, warrants and rights for the amount of $500,000 plus 8% interest.  On September 21, 2005, the Company repaid in full $500,000 plus interest charges of $41,815 to the Purchasers. As a result of this payment, the debentures were terminated and the associated warrants and additional investment rights were cancelled. A gain of $133,185 was recorded for settlement of this debt.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

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

On August 10, 2006, the Company issued 50,000 shares of common stock on the exercise of 50,000 warrants where each warrant was exercisable into shares of common stock at a price of $1.00 per share.

On July 5, 2006, the Company issued 5,835,000 shares of common stock on the exercise of $2,917,500 of convertible debt at a price of $0.50 per share.

On March 4, 2006, the Company agreed to issue 1,651,200 shares of common stock at a price of $0.25 per share to settle $412,800 in promissory notes payable (note 6). On April 6, 2006, these shares were issued.

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

On February 16, 2006, the Company completed a reverse stock split of 50 old shares of common stock for 1 new common share. In February 2006, the Company issued a total of 7,000,000 shares of common stock for total proceeds of $70,000. The Company also issued 2,000,000 shares of common stock in an impairment of mineral property costs (see note 5).

In January 2006, the Company issued 2,000,000 shares of common stock on conversion of a $300,000 debenture (see note 8).

In September 2005, the Company issued a total of 20,000 shares of common stock at $4.00 per share to an officer as compensation for services pursuant to the terms of a Consulting Agreement entered into September 1, 2005. In October 2005 the Company issued 12,000 shares of common stock at $1.50 per share from the exercise of stock options.

In August 2005 the Company issued 20,000 shares of common stock at $1.25 per share from the exercise of stock options. In August 2005, the Company issued a total of 10,000 shares of common stock at $2.00 per share to an officer as compensation for services pursuant to the terms of a Consulting Agreement entered into July 1, 2005.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

11.

STOCK COMPENSATION PROGRAM

On February 26, 2007 the board of directors approved the granting of stock options according to a Nonqualified Stock Option Plan. This Stock Option Plan has the purpose (a) to ensure the retention of the services of existing executive personnel, key employees, and directors of the Company or its affiliates; (b) to attract and retain competent new executive personnel, key employees, consultants and directors; (c) to provide incentive to all such personnel, employees, consultants and directors to devote their utmost effort and skill to the advancement and betterment of the Company, by permitting them to participate in the ownership of the Company and thereby in the success and increased value of the Company; and (d) allowing vendors, service providers, consultants, business associates, strategic partners, and others, with or that the board of directors anticipates will have an important business relationship with the Company or its affiliates, the opportunity to participate in the ownership of the Company and thereby to have an interest in the success and increased value of the Company.

This Plan constitutes an single “omnibus” plan, but is composed of two parts. The first part is the Nonqualified Stock Option Plan (“NQSO Plan”) which provides grants of nonqualified stock options (“NQSOs”). The second part is the Restricted Shares Plan (“Restricted Shares Plan”) which provides grants of restricted shares of Company common stock (“Restricted Shares”). The maximum number of shares of common stock that may be purchased under the plan is 6,000,000.

No NQSOs or Restricted Shares were issued to employees, directors or officers under the 2007 Nonqualified Stock Option Plan at February 28, 2007.

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

On February 27, 2006, the Company granted 800,000 ISOs under the 2006 ISO Plan to directors and officers (600,000 stock options) and consultants (200,000 stock options) at a price of $0.50 per common stock for a period of ten years. The ISOs vest in four equal instalments, at the time of the grant and then every six months thereafter. Compensation cost, being the fair value of the options, is calculated to be $992,000 of which $248,000 is expensed on the date of issue and as the remainder vest.

The fair value of the 800,000 options was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 152%, a risk-free rate of 5% and no assumed dividend rate.

On August 15, 2006, the Company granted 150,000 stock options to an employee at $1.04 (a 10% discount to market price on the day of acceptance), which vest over a three year period at a rate of 25,000 stock options every six months.  Compensation cost, being the fair value of the options, is calculated to be $171,000 of which $28,500 is expensed every six months as they vest. These options were cancelled prior to the first vesting period and therefore, no compensation expense was recorded.

The fair value of the 150,000 options was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 143%, a risk-free rate of 4% and no assumed dividend rate.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

11.

STOCK COMPENSATION PROGRAM (Continued)

Pursuant to a Consulting Agreement (the “Agreement”) between the Company and GM Capital Partners Inc. (“GM Capital”), signed January 31, 2006, the Company granted 5,000,000 warrants (see note 12). The Agreement provides for the provisions of financial public relations services from December 1, 2005 to November 30, 2007. The fair value of the 5,000,000 warrants totalled $3,898,000 and was determined using the Black-Scholes option pricing model using weighted averages: 2.38 year expected life of the warrants, a volatility factor of 152%, a risk-free rate of 5% and an assumed dividend rate of 0% The weighted average fair value of the warrant was $0.78 per warrant, while the weighted average stock price on the dates granted was $1.00. The fair value will be amortized over the 24-month term of the contract and the Company will record $487,250 as a stock-based compensation expense and an offsetting credit to additional paid-in capital every quarter until November 30, 2007.

Pursuant to a consulting agreement signed on July 1, 2005 and September 1, 2005, an officer of the Company received a total of 30,000 shares of common stock from the Company for services, and the Company recorded management fees of $90,000. Compensation expense of $90,000 is included in general and administrative expense for fiscal 2006.

The following table shows total stock-based compensation expense included in the Consolidated Statement of Operations:

	2007	2006
General and administration:
Shares issued for services	$-	$90,000
Stock-based compensation:
Warrants	1,949,000	487,250
Options	496,000	248,000
Pre-tax stock based compensation expense	2,445,000	825,250
Income tax benefits	-	-

Total stock-based compensation expense	$2,445,000	$825,250

Total unrecognized compensation costs related to non-vested stock awards at February 28, 2006 is $1,709,750 and is expected to be recognized over a weighted-average period of 0.7 years.

There were no capitalized stock-based compensation costs at February 28, 2007, and 2006.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

11.

STOCK COMPENSATION PROGRAM (Continued)

The following table summarizes options activity under the Plans during 2007 and 2006

	Wtd. Avg. Exercise Price	2007	Wtd. Avg. Exercise Price	2006

Balance at March 1	$0.54	930,000	$0.94	168,000

Options granted	1.02	150,000	0.50	800,000
Options exercised	-	-	1.50	(32,000)
Options cancelled	$1.02	(150,000)	$1.34	(6,000)

Balance at February 28	$0.54	930,000	$0.54	930,000

Exercisable at February 28	$0.62	730,000	$0.62	330,000

The shares under option at February 28, 2007, were in the following exercise price range:

OPTIONS OUTSTANDING	Exercise Price	Number of shares under option	Aggregate Intrinsic Value	Wtd. Avg. Remaining Contractual Life (in Years)

	$0.50	890,000	$890,000	8.31

	1.50	40,000	-	3.00

	$0.54	930,000	$890,000	8.08

OPTIONS EXERCISABLE	Exercise Price	Number of shares under option	Aggregate Intrinsic Value	Wtd. Avg. Remaining Contractual Life (in Years)

	$0.50	690,000	$690,000	6.87

	1.50	40,000	-	3.00

	$0.62	730,000	$690,000	6.40

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

12.

WARRANTS

As at February 28, 2007, the Company had a total of 8,217,500 (2006 - 5,652,000) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 8,217,500 shares of common stock in the event that these warrants are exercised.

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

Unless terminated earlier as a result of failure to vest, the Series B and Series C Warrants will each expire on December 31, 2007, and the Series D and Series E Warrants will each expire on December 31, 2008.  The fair value of the 5,000,000 warrants totalled $3,898,000 and was determined using the Black-Scholes option pricing model using weighted averages: 2.38 year expected life of the warrants, a volatility factor of 152%, a risk-free rate of 5% and an assumed dividend rate of 0% The weighted average fair value of the warrant was $0.78 per warrant, while the weighted average stock price on the dates granted was $1.00. The fair value will be amortized over the 24-month term of the contract and the Company will record $487,250 as a stock-based compensation expense and an offsetting credit to additional paid-in capital every quarter until November 30, 2007.

The Company has also issued 2,917,500 warrants exercisable at $1.00 each pursuant to the issuance of convertible debentures (note 8). These warrants expire on April 30, 2008, are redeemable by the Company, at $.01 per share, in the event the Company’s common stock closes with a bid price, on average, over $3.00 per share for a consecutive 20 day period and are settled on a physical basis. On August 10, 2006, 50,000 warrants were exercised into 50,000 shares of common stock at a price of $1.00 per share. On August 15, 2006, 25,000 warrants were cancelled due to non-payment of funds with respect to a convertible debt subscription in the amount of $25,000 (note 8).

The Company has also issued 375,000 warrants exercisable at $1.00 each pursuant to the issuance of a private placement unit offering (note 10). These warrants expire on April 30, 2008, are redeemable by the Company, at $0.1 per share, in the event the Company’s common stock closes with a bid price, on average, over $3.00 per share for a consecutive 20 day period and are settled on a physical basis.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

12.

WARRANTS (Continued)

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price

Balance, February 28, 2005	-	-

Issued	5,652,000	$1.00

Balance, February 28, 2006	5,652,000	1.00

Issued	2,640,500	1.00

Cancelled	(25,000)	1.00

Exercised	(50,000)	1.00

Balance, February 28, 2007	8,217,500	$1.00

As at February 28, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

1,000,000	$ 0.50	June 30, 2007
1,000,000	$ 0.75	December 31, 2007
1,000,000	$ 1.00	December 31, 2007
3,217,500	$ 1.00	April 30, 2008
1,000,000	$ 1.25	December 31, 2008
1,000,000	$ 1.50	December 31, 2008

8,217,500

13.

RELATED PARTY TRANSACTIONS

The Company paid management fees of $191,500 (2006 - $147,000) to certain officers and directors and to companies controlled by directors. The Company paid $44,418 (2006 - $23,357) to certain officers and directors and to companies controlled by directors for travel, office and other related expenses.

The Company paid consulting fees of $nil (2006 - $15,000) to a former officer and director.

As at February 28, 2007, accounts payable included $8,711 (2006 - $8,175) owing to certain officers and directors of the Company and $11,514 (2006 - $14,799) owing to companies controlled by directors. In addition, promissory notes of $109,337 (2006 - $nil) were owed to a director and companies controlled by directors (note 6).

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2007 and 2006

14.

INCOME TAXES

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  The components of the net deferred income tax assets are as follows:

	2007	2006
Deferred income tax assets
Net operating loss and credit carry forwards	$2,587,400	$1,534,400

Gross deferred tax assets	2,587,400	1,534,400
Valuation allowance	(2,587,400)	(1,534,400)
	$-	$-

As at February 28, 2007, the Company's net operating loss carry-forwards for income tax purposes were approximately $6,567,000 (2006 - $3,894,500).  If not utilized, they will start to expire in 2020.

15.

COMMITMENTS

During the year ended February 28, 2007 the Company entered into an agreement for the lease of new office premises for a two-year period, commencing on September 15, 2006 and ending on September 14, 2008. The Company is committed to spend approximately $22,800 under this arrangement.

16.

SUBSEQUENT EVENTS

(a)

Warrants

Subsequent to February 28, 2007, the Company received proceeds of $400,000 on exercise of 775,000 warrants.

(b)

Promissory notes

Subsequent to February 28, 2007, promissory notes in the amount of $257,000 were issued to a party with a vested interest in the Company (notes 11 and 12). The promissory notes bear no interest, no due date and no terms of repayment.

In addition, promissory notes of $219,227 were issued to directors and companies controlled by directors that bear no interest, no due date and no terms of repayment.

(c)

Stock Options

Subsequent to February 28, 2007, the Company granted 660,000 stock options to employees and consultants at a price of $1.04 per share. These stock options vest over 30 months with 1/6 vested at the date of grant and 1/6 every six-months thereafter.

The Company also granted 900,000 stock options to officers and directors at a price of $1.15 per share. These stock options vest over 30 months with 1/6 vested at the date of grant and 1/6 every six-months thereafter.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

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

Our independent registered public accounting firm reported to our board of directors certain conditions involving internal controls which they believe represent material weaknesses in our internal control environment. These matters are with regard to insufficient personnel resources within the accounting function, based on the size and complexity of the organization, to affect timely financial close process and to effectively evaluate and resolve certain routine and non-routine and/or complex accounting transactions. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

Our management and the board of directors agreed with our independent registered public accounting firm on the matter raised in their report and agreed to address the material weakness.

To remediate our internal control weaknesses, management has commenced implementation of the following measures: the Company will continue to add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements. The Company plans to have this implemented during the second quarter of 2008.

Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Tenure
Robert Knight	50	Chief Executive Officer and Director since December 2005
Mario Ayub	53	Chief Operating Officer and Director since May 2005
Kurt Bordian	38	Chief Financial Officer since February 2007
Tracy A. Moore	54	Secretary and Director since December 2005

The directors named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement, plan or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. Officers are elected by the board of directors and serve until their successors are appointed by the board of directors. Biographical resumes of each officer and director are as follows:

Robert Knight

Mr. Knight has served as a director since December 4, 2005 and has served as the Chief Executive Officer of the Company since March 2006.  Since September 1994, Mr. Knight has been the President of Knight Financial Ltd., where he has organized and participated in many corporate finance transactions.  From September 1998 to January 12, 2005, Mr. Knight served as the president, secretary-treasurer and a director of Synova Healthcare Group, Inc. (OTC-BB: SNVH.OB), a U.S. reporting company formerly known as Advanced Global Industries Ltd. and Centaur BioResearch Corp., which distributes non-invasive medical diagnostic tools mainly for women. Mr. Knight served as director of Invisa, Inc. (OTC-BB: INSA.OB), a reporting company in the United States whose shares trade on the OTC Bulletin Board, from September 1998 until April 2005.  Invisa Inc. is involved in the safety sensing industry. From July 1998 to December 22, 2005, Mr. Knight served as a Director of Heartland Oil and Gas Corp. (OTC-BB: HOGC.OB), a reporting company in the United States whose shares are quoted on the OTC Bulletin Board.  Heartland Oil and Gas Corp. is involved in the exploration and development of coal bed methane gas properties in the United States.  Mr. Knight served as President of Heartland Oil and Gas Corp. from July 1998 until September 2002, as its Chief Financial Officer from September 2002 until November 2004 and as its corporate Secretary from July 1998 until November 2004.  He also served as director and treasurer of Advertain On-Line, an online advertising software development firm, from March 2000 until June 2003. Mr. Knight was awarded an MBA degree from Edinburgh School of Business, Herriot-Watt University in December 1998. Mr. Knight will contribute approximately 40 hours per week (approximately 65% of his time) to the business and operations of Mexoro Minerals Ltd.

Mario Ayub

Mr. Ayub has served as a director of the Company since May 25, 2004 and Chief Operating Officer since May 2005.  He has served as the President of Minera Rio Tinto S.A. de C.V., a Mexican company, since 1994.   From 1997 to 2001, he was a director on the Board of Metalline Mining Company (OTC-BB: MMGG.OB), a U.S. reporting company, and Sheffield Resources, a Canadian reporting company trading on the TSX-V exchange.  He is a past President of the Chihuahua Mining Association and of the National Miners Association of Mexico. He graduated in 1976 from the Universidad Iberoamericana in Mexico City with a degree in chemical engineering, and he has completed post-graduate studies in metallurgy at Comision de Fomento Minero and South Dakota University.  Mr. Ayub will contribute approximately 40 hours per week (approximately 65% of his time) to the business and operations of Mexoro Minerals Ltd.

Kurt Bordian

Mr. Bordian was appointed as Chief Financial Officer on February 1, 2007. He has been qualified as a Certified General Accountant of Canada since February 2005. He also holds a Bachelor of Commerce (Honours) degree from the University of Manitoba, which he received in February 1996. Between July 1996 and June 2002, he worked for Leigh Resource Corp., a publicly traded company on the TSX Venture Exchange, as their controller. Leigh Resource Corp. was active with mineral properties in the Solomon Islands and Ghana, West Africa, oil and gas properties in Alberta, and oil and gas exploration property in Tunisia. Between July 2002 and October 2003, Mr. Bordian worked as a consultant to various public companies. From November 2003, Mr. Bordian has been working with Bishop Gold Inc., a publicly traded company on the TSX Venture Exchange, as their controller and compliance manager. Bishop Gold Inc. has mineral properties located in British Columbia, Canada. In July 2005, Mr. Bordian was appointed as a Director, Corporate Secretary and Chief Financial Officer of Calypso Acquisition Corp., a publicly traded company on the TSX Venture Exchange with uranium properties in Argentina. In January 2006, Mr. Bordian was appointed as Chief Financial Officer of Canyon Copper Corp. a publicly traded company on the OTC Bulletin Board, with a copper property in Nevada, USA. Mr. Bordian will contribute approximately 30 hours per week (approximately 50% of his time) to the business and operations of Mexoro.

Tracy A. Moore

Mr. Moore has served as our Chief Financial Officer from December 5, 2005 until January 31, 2007, and served as the Company’s Chief Operating Officer from June 2005 to December 2005.  Mr. Moore is the President of MCSI Consulting Group of Vancouver, Canada, a financial consulting firm that specializes in corporate finance matters, strategic planning and business planning services.  Mr. Moore founded MCSI in 1990 and is responsible for overall client contact and relations, project management, planning and quality control.  As part of his consulting practice he serves on boards of directors and advises boards on corporate finance matters, business planning issues, mergers, acquisitions and divestitures.  In addition, he has served as a director of Alberta Star Development Corp. (TSX Venture Exchange) since September 2005, which engages in mineral exploration.  From January 2003 through February 2004, Mr. Moore served as a director of Buffalo Gold Ltd. (TSX Venture Exchange), which engages in mineral exploration. From August 2002 to February 2004, he was the chief financial officer of SHEP Technologies Inc. (OTC BB) and was also a director of that company from August 2002 to November 2004. SHEP Technologies, Inc. designed a stored hydraulic energy propulsion technology system for transportation applications.  From September 2000 to October 2002, Mr. Moore was a director of Illusion Systems, Inc. (TSX Venture Exchange), an entertainment company specializing in developing interactive simulation and multi-media products for the entertainment and education industries.  From October 2000 to May 2002, he was a director of Avance Venture Corp. (TSX Venture Exchange), which considered capital investment in e-business, communication and entertainment related technologies.  Since January 2006, Mr Moore has served as a director and the chief financial officer of New Legend Group Limited (TSX Venture Exchange), a company incorporated in Bermuda, which is seeking to identify and acquire a business in China.  Mr. Moore qualified as a Chartered Accountant in 1979, and between 1976 and 1990, he was employed by three different international accounting firms in restructuring, consulting and audit positions. Mr. Moore received a Bachelor of Commerce in Accounting and Management Information Systems from the University of British Columbia in 1976 and was admitted as a member of the Institute of Chartered Accountants in British Columbia in 1979. Mr. Moore will contribute approximately 20 hours per week (approximately 30% of his time) to the business and operations of Mexoro Minerals Ltd.

The Company's officers, directors and principal shareholders have each filed initial statements of beneficial ownership of securities on Form 3.

ITEM 10.    EXECUTIVE COMPENSATION.

The following table sets forth executive compensation for fiscal years ended February 28, 2007, 2006 and 2005. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our "named executive officers".

Summary Compensation Table

Name And Principal Position	Fiscal year Ended Feb. 28	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($) (8)	Total Compensation

Mario Ayub, COO, Director	2007 2006 2004	$86,850(3) $27,000 (4) $0	-- -- --	-- -- --	-- 200,000 --	-- 248,000 --	$86,850 $275,000 $0

Robert Knight, CEO, Director	2007 2006 2005	$60,000 $15,000 $0	-- -- --	-- -- --	-- 200,000 --	-- 248,000 --	$60,000 $263,000 $0

Tracy A. Moore, Former CFO, Director	2007 2006 2005	$66,458(5) $106,032 (1) (6) $0	-- -- --	-- -- --	-- 200,000 --	-- 248,000 --	$66,458 $354,032 $0

Terry Fields, Former CEO and President	2007 2006 2005	$0 $15,000 $0	-- -- --	-- -- --	-- -- --	-- -- --	$0 $0 $0

Kurt Bordian, CFO	2007 2006 2005	$37,200(7) $11,449 $0	-- -- --	-- -- --	-- 100,000 --	-- 124,000 --	$37,200 $135,449 $0

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

(3)

Includes $32,850 paid to MRT for rent and office services. This amount is considered to be indirect compensation to Mr. Ayub because he controls MRT.  We paid $950 per month for office rent and $5,000 per month for office services on a month to month basis from March to August 2006. We now maintain an office in a separate location with a lease that is for two years, that commenced on September 15, 2006, and we pay $900 per month for it.

(4)

Includes $15,000 paid to MRT for rent and office services.  MRT is paid $5,000 per month for office services.  This amount is considered to be indirect compensation to Mr. Ayub because he controls MRT.

(5)

Includes $4,248 ($4,800CDN) paid to MCSI for rent and office services. MCSI is paid C$400 per month for office services.  This amount is considered to be indirect compensation to Mr. Moore because he is a shareholder of MCSI.

(6)

Includes $1,032 ($1,200CDN) paid to MCSI for rent and office services.  MCSI is paid C$400 per month for office services.  This amount is considered to be indirect compensation to Mr. Moore because he is a shareholder of MCSI.

(7)

Mr. Bordian was appointed CFO effective February 1, 2007 and is paid $5,300 per month. Prior to that, Mr. Bordian was paid fees for accounting and administrative services.

(8)

See the “Options Grants During the Last Fiscal Year” section below for how this value was determined.

The following table demonstrates the outstanding equity awards at the end of the February 28, 2007 fiscal year:

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options/SARs at Financial Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Financial Year-End ($) Exercisable/ Unexercisable	Option Exercise Price ($)	Option Expiration Date

Robert Knight	Nil	Nil	150,000/50,000	150,000/50,000	0.50	2/27/2016
Tracy A. Moore	Nil	Nil	150,000/50,000	150,000/50,000	0.50	2/27/2016
Mario Ayub	Nil	Nil	150,000/50,000	150,000/50,000	0.50	2/27/2016
Kurt Bordian	Nil	Nil	75,000/25,000	75,000/25,000	0.50	2/27/2016

We have no written employment agreements with our officers and directors.  Compensation was determined after discussion about expected time commitments, remuneration paid by comparable organizations and the flexibility provided to the Company by not having extended terms and other terms typical of employment agreements.  We have no plans or packages providing for compensation of officers after resignation or retirement.

Options Granted During the Last Fiscal Year

On February 26, 2007 the board of directors approved the granting of stock options according to a NonQualified Stock Option Plan. This Stock Option Plan has the purpose (a) to ensure the retention of the services of existing executive personnel, key employees, and directors of the Company or its affiliates; (b) to attract and retain competent new executive personnel, key employees, consultants and directors; (c) to provide incentive to all such personnel, employees, consultants and directors to devote their utmost effort and skill to the advancement and betterment of the Company, by permitting them to participate in the ownership of the Company and thereby in the success and increased value of the Company; and (d) allowing vendors, service providers, consultants, business associates, strategic partners, and others, with or that the board of directors anticipates will have an important business relationship with the Company or its affiliates, the opportunity to participate in the ownership of the Company and thereby to have an interest in the success and increased value of the Company.

This Plan constitutes an single “omnibus” plan, but is composed of two parts. The first part is the Nonqualified Stock Option Plan (“NQSO Plan”) which provides grants of nonqualified stock options (“NQSOs”). The second part is the Restricted Shares Plan (“Restricted Shares Plan”) which provides grants of restricted shares of Company common stock (“Restricted Shares”). The maximum number of shares of common stock that may be purchased under the plan is 6,000,000.

No NQSOs or Restricted Shares were issued to employees, directors or officers under the 2007 Nonqualified Stock Option Plan at February 28, 2007.

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

On February 27, 2006, the Company granted 800,000 ISOs under the ISO Plan to directors, officers and consultants at a price of $0.50 per common stock for a period of ten years. The ISOs vest in four equal installments, at the time of the grant and then every six months thereafter. Compensation cost, being the fair value of the options, is calculated to be $982,000 of which $248,000 is expensed on the date of issue and as the remainder vests.

The fair value of the 800,000 options was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 152%, a risk-free rate of 5% and no assumed dividend rate.  The options were issued as follows:

Name	Title/Position	Number of Options

Robert Knight	CEO	200,000 (1)

Tracy Moore	Former CFO, Director	200,000 (1)

Mario Ayub	COO	200,000 (1)

(1) These options vest based on the following schedule: (a) 50,000 on February 27, 2006; (b) 50,000 on August 27, 2006; (c) 50,000 on February 27, 2007 and (d) 50,000 on August 27, 2007.

Two consultants were issued 100,000 options each.  One such consultant, Kurt Bordian, has now become CFO of the Company.

The following table illustrates the securities authorized for issuance under equity compensation plans:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	800,000	$0.59	5,200,000

Equity compensation plans not approved by security holders	130,000	$0.81	n/a

Total	930,000		5,200,000

Aggregate Option Exercises in Last Fiscal Year

None of the named executive officers exercised options during the year ended February 28, 2007.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

Employment Agreements

We presently do not have any written employment agreements. We had an employment agreement with our former VP of Exploration, Matt Wunder, but this agreement is no longer in effect and has expired due to Mr. Wunder’s resignation.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sunburst de Mexico is a party to an agreement with MRT, pursuant to which Sunburst de Mexico and MRT have agreed to explore and develop, if feasible, certain mining properties in the State of Chihuahua, Mexico.  Mr. Ayub, our Chief Operating Officer and a director of our company, has served as the President of MRT since 1994 and is a principal shareholder of MRT. The Company has issued 2,000,000 shares to MRT, at a market value of $2,100,000, pursuant to the New Agreement.

On May 25, 2004, we completed a Share Exchange Agreement with Sierra Minerals.  Pursuant to the terms of the Share Exchange Agreement, we issued 860,000 shares of our common stock in exchange for all of the outstanding shares of Sierra Minerals.  MRT, which is controlled by Mario Ayub, received 258,000 shares in the exchange due to its ownership of 900 shares of Sierra Minerals. These shares were issued to MRT’s assignee, MRT Investments, which is also controlled by Mr. Ayub. Mr. Ayub was not an officer or a director of Mexoro at the time of the share exchange.

In May 2004, we loaned, on behalf of Sierra Minerals, a total of $227,500 to MRT.  Sierra Minerals was obligated to loan this amount to MRT pursuant to the joint venture agreement.  Of this amount, $170,000 was pursuant to an unsecured promissory note payable due August 31, 2004 with interest at 8% per annum.  In addition, on February 28, 2004, we loaned $57,500 to MRT pursuant to an unsecured promissory note payable, due April 9, 2004 at a rate of 8%.   The amounts loaned are not recoverable pursuant to the joint venture agreement because Sierra Minerals failed to complete the terms of the agreement.  Specifically, Sierra Minerals failed to contribute $1,000,000 to the joint venture within the time specified in the agreement.  Subsequently, the parties agreed that the loan monies would be applied against the $1,000,000 owed by Sierra Minerals.  As such, we wrote off the $57,500 previously advanced on February 28, 2004, as well as the $170,000 loaned to MRT during the first quarter ended May 31, 2004, for a total charge to operations of $227,500.  One of the shareholders of Sierra and the controlling shareholder of MRT was Mario Ayub, who became a director of Mexoro concurrently with the share exchange with Sierra Minerals.

The Company paid consulting fees of $15,000 to Terry Fields, a former officer and director of the Company, under an agreement entered into on September 14, 2005, effective June 1, 2005. The services were on a month-to-month basis at $4,000 per month for the first three months and $1,500 per month thereafter. This agreement was terminated effective October 31, 2005 and no further amounts are payable.

On February 16, 2006, we issued 400,000 shares of common stock to 391566 B.C. Ltd. Robert Knight, the Company’s CEO, who is the President and a shareholder of this entity.  This issuance was part of a larger transaction in which we issued 7,000,000 shares.  In January 2006, we received share subscriptions of gross proceeds totaling $70,000 from several parties, one of which was 391566 B.C. Ltd.  Of the $70,000 received for share subscriptions, 391566 B.C. Ltd. subscribed for $4,000.  On February 16, 2006, we issued a total of 7,000,000 shares, 400,000 of which were issued to 391566 B.C. Ltd.

In August and September of 2005, we issued a total of 30,000 shares to Tracy Moore, a director and former Chief Financial Officer of the Company, as compensation for consulting services consisting of managing the day-to-day operations of our Company.  For the months of July and August of 2005, Mr. Moore received 10,000 shares of Common Stock of Mexoro, which were valued at a price of $1.00 per share, for consulting services.  For September, October, November, and December of 2005, Mr. Moore received 20,000 shares, valued at a price of $4.00 per share, for consulting services he rendered.  Mr. Moore’s total consulting compensation for July 2005 through December 2005 was valued at $90,000.  Mr. Moore was also the Company’s Chief Operating Officer from June 2005 through December 2005.  Mr. Moore’s duties consisted of negotiating with debenture holders, arranging for the raising of funds for repayment of debentures and for working capital, incorporating a wholly owned Mexican subsidiary, negotiating with MRT, renegotiating the agreement with MRT to take direct title to the Mexican properties, and other related duties.

On February 23, 2006, we issued 2,000,000 shares, at a market value of $2,100,000, to MRT and MRT’s assignee, Etson, Inc., pursuant to our obligations under the New Agreement.  The controlling shareholder of MRT is Mario Ayub, our Chief Operating Officer and a director.  The controlling shareholder of Etson, Inc. is Jacob Ayub, who is the brother of Mario Ayub.

We currently rent two offices.  The first office is part of an “office service” arrangement for which we pay $400 CAD ($376 USD) per month.  It is on a month-to-month basis and is rented from MCSI, a company controlled by an officer and director of our company.  The office service package also supplies a receptionist, clerical help and access to a boardroom.

We also maintain an office in Mexico for our wholly owned subsidiary, Sunburst de Mexico located at C. General Retana, 706 Col. San Felipe, Chihuahua, Chih., Mexico, CP 31203.  The lease is for two years that commenced on September 15, 2006, and we pay $900 per month for it.  Previously, we leased an office and office services from MRT, a company controlled by Mario Ayub, an officer and director of the Company.  We paid $950 per month for office rent and $5,000 per month for office services on a month to month basis.

Previous to January 31 2007, we had been paying monthly management fees of $5,000 to Robert Knight, our CEO, $5,000 to Tracy A. Moore, our former CFO and $4,000 to Mario Ayub, our COO. Beginning February 1, 2007 we have been paying monthly management fees of $5,000 to Robert Knight, CEO, $5,000 to Kurt Bordian, our newly appointed CFO and $4,000 to Mario Ayub, COO.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2007. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 5% of our Common Stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 21,036,102 shares outstanding on February 28, 2007, and assuming the exercise of any options, which are presently exercisable or will become exercisable within 60 days after February 28, 2007.

Name and Address	Number of Shares Beneficially Owned	Percent of Class (6)

Robert Knight(1) 114 W. Magnolia Street Suite 446 Bellingham, WA 98225	550,000 (2)	2.38%

Mario Ayub(1) Pascual Orozco# 2117-A Chihuahua, Chih. 31310 Mexico	1,602,000 (3)	7.38%

Tracy A. Moore(1) 609 Granville Street, Suite 880 Vancouver, BC V7Y 1G5 Canada	150,000 (4)	.48%

Kurt Bordian (1) 408 - 1199 West Pender Street Vancouver, BC V6E 2R1 Canada	76,350 (9)	.36%

All officers and directors as a Group (4 in number)	2,378,350	11.31%

Alpine Atlantic Asset Management (7) Usteristrasse 19CH-8023 Zurich, Switzerland	1,350,000 (8)	6.42%

Walter Stapher 2 rue Thalberg CH-1211 Geneva 1 Switerland	1,200,000 (5)	5.70%

(1) Officer and/or director of our company.

(2) Includes 400,000 shares owned by 391566 B.C. Ltd., which is controlled by Mr. Knight.  Also includes 150,000 vested options, which are owned by Mr. Knight.

(3) Includes 1,452,000 shares held by MRT Investments, Inc., which is controlled by Mr. Ayub.  Also includes 150,000 vested options owned by Mr. Ayub.

(4) Includes 150,000 vested options owned by Mr. Moore.

(5) Includes 600,000 shares owned by Shamrock Group Holdings Ltd. and 600,000 shares owned by Tiffany Financial Trading Ltd., which are both controlled by Mr. Stapher.

(6) Based upon the total shares outstanding on March 31, 2007. Does not include shares underlying outstanding warrants or options that have not been exercised.

(7) The control person of this entity is Martin Hochschorner.

(8) Includes 450,000 shares underlying warrants, which have not been exercised.

(9) Includes 75,000 vested options owned by Mr. Bordian.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Indemnification of Officers and Directors

Our Articles of Incorporation, as amended, provide that, to the fullest extent permitted by Colorado law, our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director's or officer's fiduciary duty. The effect of this provision of our Articles of Incorporation, as amended, is to eliminate our rights and our shareholders’ rights (through shareholders' derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our Articles of Incorporation, as amended, are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act" or "Securities Act") may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

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

ITEM 13.

EXHIBITS

The following exhibits are filed in reference:

3.1

Articles of Incorporation, as amended on December 10, 2001 and February 13, 2006 (Herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006 )

3.2

Bylaws of the Corporation (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

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

4.3

Promissory Note between Sierra Mineral and Mining, Inc. and Minera Rio Tinto S.A. de C.V. in the amount of $167,500, dated May 3, 2004 (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2004).

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

10.24

Agreement between MRT and Rafael Astorga Hernandez, dated July 20, 2006, concerning the San Antonio concessions (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

10.25

Consent of MRT to assign the Agreement between MRT and Rafael Astorga Hernandez to Sunburst de Mexico (herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006.)

10.26

Exploration And Sale Option Agreement Of Mining Concessions Entered By And Between Minera Emilio, S.A. De C.V. And Sunburst Mining De Mexico, S.A. De C.V. (Herein incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2006.)

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

32.2

Certification of Chief Financial Officer of Mexoro Minerals Ltd.  pursuant to 18 U.S.C. Section 1350. *

*filed herewith

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) for audit of the Company's annual financial statements were $32,000 for the fiscal year ended February 28, 2007 and $20,000 for the fiscal year ended February 28, 2006. The aggregate fees billed by  Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) for review of the Company's financial statements included in its quarterly reports on Form 10QSB were $15,600 during the period ended February 28, 2007 and $13,510 during the period ended February 28, 2006.

Audit-Related Fees

Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending February 28, 2007, February 28, 2006 or February 28, 2005.

Tax Fees

The aggregate fees billed by Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) for tax compliance, advice and planning were $nil for the fiscal year ended February 28, 2007, $nil for the fiscal year ended February 28, 2006 and $2,000 for the fiscal year ended February 28, 2005.

All Other Fees

Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) did not bill the Company for any products and services other than the foregoing during the fiscal years ended February 28, 2007, February 28, 2006 and February 28, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEXORO MINERALS LTD.

By: /s/ ROBERT KNIGHT

Robert Knight, CEO and Director

Date: June 12, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ ROBERT KNIGHT

Robert Knight, CEO and Director

By: /s/ MARIO AYUB

Mario Ayub, COO and Director

By: /s/ KURT BORDIAN

Kurt Bordian, CFO

By: /s/ TRACY A. MOORE

Tracy A. Moore, Director

Date: June 12, 2007