Form 10QSB
period 2007-05-31
MEXORO MINERALS LTD
filed 2007-07-16
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended May 31, 2007

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	____ to _____
Commission file number	0-23561

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(Exact name of small business issuer as specified in its charter)

Colorado	84-1431797
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

C. General Retana #706 Col. San Felipe, Chihuahua, Chih., Mx	C.P. 31203
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (800) 661-7830

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes____ No X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,626,102 at July 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisition IV, Inc.)
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)

MAY 31, 2007

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)

	May 31, 2007 (Unaudited)	February 28, 2007 (Audited)
Assets
Current
Cash and cash equivalents	$38,177	$13,148
Accounts receivable	235,683	165,897
Prepaid expenses	204,634	173,857
	478,494	352,902
Equipment (note 4)	361,779	351,335

Total assets	$840,273	$704,237

Liabilities
Current
Accounts payable and accrued liabilities	$1,018,472	$263,145
Current portion of loans payable (note 7)	48,054	25,400
Promissory notes (note 6)	647,326	109,337
	1,713,852	397,882

Loans payable (note 7)	50,900	36,863

Total liabilities	1,764,752	434,745

Stockholders’ Deficiency
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 21,811,102 (2007 - 21,036,102) (note 10)	19,704,277	19,304,277
Additional paid-in capital	9,639,804	8,702,096
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(28,279,013)	(25,731,407)
Other comprehensive income (loss)	13,880	(2,047)
Total stockholders’ equity (deficiency)	(924,479)	269,492
Total liabilities and stockholders’ equity (deficiency)	$840,273	$704,237

Going concern (note 3)
Commitments (notes 5, 11,12 and 14)
Subsequent events (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)

	Three Months Ended
	May 31, 2007	May 31, 2006	Period from Inception of Exploration (March 1, 2004) To May 31, 2007

Expenses
General and administrative	$935,264	$570,288	$2,944,902
Stock-based compensation (note 11)	937,708	487,250	4,204,913
Mineral exploration	668,276	252,261	1,757,774
Impairment of mineral property costs	-	-	15,565,422

Operating loss	(2,541,248)	(1,309,799)	(24,473,012)
Other income (expenses)
Interest expense	(6,358)	(2,305,441)	(3,952,500)
Interest income	-	6,055	6,055
Gain on settlement of debt (notes 6 and 8)	-	7,259	140,444

Net loss	(2,547,606)	(3,601,926)	(28,279,013)
Accumulated deficit, beginning	(25,731,407)	(18,338,373)	-

Accumulated deficit, ending	$(28,279,013)	$(21,940,299)	$(28,279,013)

Other comprehensive income
Foreign exchange gain (loss) on translation	15,927	(32,612)	(36,939)

Total comprehensive loss	$(2,531,679)	$(3,634,538)	$(28,315,9521)

Total loss per share - basic and diluted	$(0.12)	$(0.26)

Weighted average number of shares of common stock -basic and diluted	21,171,156	14,159,872

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)

	Three Months Ended
	May 31, 2007	May 31, 2006	Period from Inception of Exploration to May 31, 2007
Cash flows from operating activities
Net loss	$(2,547,606)	$(3,601,926)	$(28,279,013)

Write off of note receivable	-	-	57,500
Acquisition of resource properties costs for stock	-	-	13,065,000
Issuance of shares for consulting services	-	-	90,000
Amortization	14,708	117	39,637
Discount on convertible debenture	-	-	175,000
Non-cash component of gain on settlement of debt	-	-	(182,259)
Stock-based compensation	937,708	487,250	5,727,913
Beneficial conversion feature	-	2,265,500	3,717,500
Prepaid expense	(30,778)	38,269	(147,337)
Accounts receivable	(69,786)	(52,657)	(227,477)
Customer deposits	-	-	(44,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	755,327	7,653	1,003,538
Cash used in operating activities	(940,427)	(855,794)	(4,895,470)
Investing activity
Purchase of property and equipment	(25,152)	(1,962)	(401,416)
Cash used in investing activity	(25,152)	(1,962)	(401,416)
Financing activities
Proceeds from loans payable	45,915	-	121,263
Proceeds from notes payable	537,989	-	1,100,789
Proceeds from convertible debentures	-	2,265,500	3,692,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	400,000	-	450,000
Repayment of loans payable	(9,224)	-	(22,309)
Repayment of notes payable	-	-	(178,500)
Repayment of convertible debentures	-	-	(530,000)
Stock subscriptions	-	(170,000)	170,000
Issuance of common stock	-	375,000	477,109
Cash provided by financing activities	974,680	2,470,500	5,358,852
Outflow of cash and cash equivalents	9,101	1,612,744	61,966
Effect of foreign currency translation on cash	15,928	(17,417)	(45,866)
Cash and cash equivalents, beginning	13,148	479,530	22,077
Cash and cash equivalents, ending	$38,177	$2,074,857	$38,177
Supplemental cash flow information
Interest paid	$-	$39,941	$162,157
Common stock issued on conversion of debt	-	-	3,217,500
Common stock issued on settlement of notes payable	-	412,800	412,800
Shares issued for services			90,000

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2007
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

On May 25, 2004, the Company completed a share exchange transaction with Sierra Minerals and Mining, Inc. (“Sierra Minerals”), a Nevada corporation, which caused Sierra Minerals to become a wholly-owned subsidiary. Sierra Minerals held certain rights to properties in Mexico that the Company now owns or has an option to acquire. Through Sierra Minerals, the Company entered into a joint venture agreement with Minera Rio Tinto, S.A. De C.V. (“MRT”), a company duly incorporated pursuant to the laws of the United Mexican States, which is controlled by an officer of the Company. In August 2005, the Company cancelled the joint venture agreement in order to pursue directly the mineral exploration opportunities through a wholly-owned Mexican subsidiary, Sunburst Mining de Mexico S.A. de C.V. (“Sunburst de Mexico”). On August 25, 2005, Sunburst de Mexico, Mexoro and MRT entered into agreements providing Sunburst de Mexico the right to explore and exploit certain properties in Mexico. In December 2005, the Company and Sunburst de Mexico entered into a new agreement with MRT (note 5). On January 20, 2006, Sierra Minerals was dissolved.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending February 28, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2007.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2007
(Unaudited) (U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES

a)	Recent accounting pronouncements

(i)
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is did not have a material effect on the Company’s results of operations or financial position.

(ii)
In September 2006, the United States Securities and Exchange Commission (“SEC”) released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 during the fourth quarter of 2006. The adoption did not have a material impact on the Company’s financial position, cash flows or results of operations.

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

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2007
(Unaudited) (U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

a)Recent accounting pronouncements (continued)

(iv)
In July 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, and also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

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

The accompanying financial statements have been prepared on a going-concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at May 31, 2007, the Company had working capital deficiency of $1,235,358 (February 28, 2007 - working capital deficiency of $44,980) and a cumulative loss during the exploration period of $28,279,013 (February 2007 - $25,731,407). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to reduce its cumulative loss through the attainment of profitable operations, from its investment in a Mexican mining venture (note 5). In addition, the Company has conducted private placements of convertible debt and common stock (notes 8 and 10), which have generated a portion of the initial cash requirements of its planned Mexican mining ventures (note 5).

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2007
(Unaudited) (U.S. Dollars)

4.	EQUIPMENT

	February 28, 2007		May 31, 2007
	Net	Additions(Adjustments)	Accumulated Amortization	Net
Software	$15,521	$290	$(2,026)	$13,785
Machinery	213,219	(19,925)	(4,351)	188,943
Vehicles	87,747	40,147	(6,745)	121,149
Computers	19,202	4,738	(1,893)	22,047
Office equipment	15,646	638	(430)	15,854
Totals	$351,335	$25,888	$(15,445)	$361,779

5.	MINERAL PROPERTIES

Since May, 2004, the Company has held interests in gold exploration properties in Mexico.

In August 2005, the Company formed its wholly owned subsidiary, Sunburst de Mexico, which allowed the Company to take title to the properties into the name of Sunburst Mexico. On August 25, 2005 the Company entered into property agreements with MRT, which provided Sunburst Mexico options to purchase the mineral concessions of the Cieneguita and Guazapares properties and the right of refusal on two Encino Gordo properties. The Company also entered into an exploration and sale agreement, in October 2006, with Minera Emilio for mineral concessions of the Sahauyacan property.

In August 2005 the parties also entered into an operator’s agreement, that gave MRT the sole and exclusive right and authority to manage the Cieneguita Property, and a share option agreement which granted MRT the exclusive option to acquire up to 100% of all outstanding shares of Sunburst de Mexico if the Company did not comply with the terms of the property agreements. The operating agreement and share option agreement were subsequently cancelled.

The material provisions of the property agreements are as follows:

Cieneguita

MRT assigned to Sunburst de Mexico, with the permission of the Cieneguita owner (Corporativo Minero), all of MRT’s rights and obligations acquired under a previous agreement, the Cieneguita option agreement, including the exclusive option to acquire the Cieneguita Property for a price of $2,000,000. As the Cieneguita Property was not in production by May 6, 2006, Sunburst de Mexico was required to pay $120,000 to Corporativo Minero to extend the contract. Corporativo Minero agreed to reduce the obligation to $60,000, of which $10,000 was paid in April 2006 and the balance was paid on May 6, 2006. The Company made this payment to Corporativo Minero so the contract has been extended.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2007
(Unaudited) (U.S. Dollars)

5.  MINERAL PROPERTIES (continued)

The Company has the obligation to pay a further $120,000 per year for the next 13 years and the balance of payments in the 14th year, until the total of $2,000,000 is paid The Company has not made the required payment due May 6, 2007 as required by the written agreement as an oral agreement between the two parties has determined that the property payments will continue on the date when production on the property commences.

In the alternative, if the Cieneguita Property is put into production, of which there is no guarantee, the Company must pay the Cieneguita owners $20 per ounce of gold produced, if any, from the Cieneguita Property up to the total $2,000,000 due. In the event that the price of gold is above $400 per ounce, the property payments payable to the Cieneguita owners from production will be increased by $0.10 for each dollar increment over $400 per ounce. The total payment of $2,000,000 does not change with fluctuations in the price of gold. Non-payment of any portion of the $2,000,000 total payment will constitute a default. In such case, the Cieneguita owners will retain ownership of the concessions, but the Company will not incur any additional default penalty. MRT retained no interest in the Cieneguita Property.

Guazapares

MRT assigned Sunburst de Mexico, with the consent of the Guazapares Property owner (Compañía Minera) MRT’s rights and obligations concerning the Guazapares Property, including the exclusive option, for a term of four years, to purchase seven of the Guazapares Property concessions upon payment of $810,000. The total payments for the Company to acquire and retain 100% ownership of all eight concessions are as follows: October 31, 2006 - $60,000 (this payment date was extended to February 28, 2007 and then to May 31, 2007. The May 31, 2007 payment is in default and an oral agreement between the two parties has deferred payment until August 31, 2007), August 2, 2007 - $140,000, August 2, 2008 - $110,000 and August 2, 2009 - $500,000.

In return, Sunburst de Mexico granted MRT a 2.5% net smelter rate (“NSR”) and the right to extract from the Guazapares Property up to 5,000 tons per month of rock material; this right will terminate on exercise of the option to purchase the Guazapares Property concessions. Otherwise, MRT retained no interest in the Guazapares Property.

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

To maintain the option, Sunburst de Mexico assumed the obligation to pay to the San Francisco owner cumulative annual payments totaling $90,000. The payments are: $20,000 on June 25, 2006 (paid); $30,000 on June 25, 2007 (paid subsequent to May 31, 2007 quarter end); and $40,000 on June 25, 2008.

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
Three Months Ended May 31, 2007
(Unaudited) (U.S. Dollars)

5.  MINERAL PROPERTIES (continued)

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

To maintain the option, Sunburst de Mexico assumed the obligation to pay to the San Antonio owner cumulative annual payments. The payments are: $30,000 on January 15, 2007 (paid), $50,000 on January 15, 2008 and $50,000 on January 15, 2009.

If the option is exercised prior to the expiration of the option period by payment of the purchase price; the obligation to pay the annual payments will be terminated. The San Antonio owner reserved the right to extract from the San Antonio concessions up to 50 tonnes per day of rock material; this right will terminate on the date of the exercise of the option. MRT and the San Antonio owner reserved a combined 2.5% NSR to be paid to them. MRT reserved no other rights on the San Francisco Property.

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

Sahauyacan

On October 24, 2006, Sunburst de Mexico entered into an exploration and sale option agreement of mining concessions with Minera Emilio SA de CV (“Minera Emilio”) for mineral concessions of the Sahauyacan Property. Minera Emilio granted the Company the exclusive right to conduct exploration on the Sahauyacan Property and the Company must pay $282,000 in the following manner: $20,000 on date of signing agreement (paid); $10,000 due December 1, 2006 (paid); $2,500 per month effective from August 21, 2006 to July 21, 2007, for a total of $30,000 (paid $ 27,500 till June 21, 2007); $3,500 per month effective from August 21, 2007 to August 21, 2008 for a total of $45,500; $5,000 per month effective September 21, 2008 to July 21, 2011 for a total of $175,000, and $1,500 on August 21, 2011.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2007
(Unaudited) (U.S. Dollars)

5.  MINERAL PROPERTIES (continued)

On December 8, 2005, the Company and Sunburst de Mexico entered into the “New Agreement” with MRT to exercise their option under the August 18, 2005 sale and purchase of mining concessions agreement to obtain two mining concessions in the Encino Gordo region. The New Agreement also provided the Company the option to obtain three additional concessions in the Encino Gordo region. These properties are located in the state of Chihuahua, Mexico.

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

(c)	The property agreements were modified to change the NSR to a maximum of 2.5% for all properties covered by the agreements. The Property Agreements contained NSRs ranging from 0.5% to 7%;

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

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2007
(Unaudited) (U.S. Dollars)

6.	PROMISSORY NOTES

As at May 31, 2007, the Company had $647,326 (February 28, 2007 - $109,337) promissory notes outstanding to related parties that bear no interest with no due date and no terms of repayment (see notes 13 and 15(b)).

7.	LOANS PAYABLE

As at May 31, 2007 there were loans payable in the amount of $98,954 of which $48,054 is current and $50,900 is long-term. The loans are repayable in monthly instalments of $4,815 including interest at 15.6% per annum and are secured by specified automotive equipment.

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
Three Months Ended May 31, 2007
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

On May 31, 2007, the Company issued 400,000 shares of common stock on the exercise of 400,000 warrants where each warrant was exercisable into shares of common stock at a price of $0.50 per share.

On May 17, 2007, the Company issued 25,000 shares of common stock on the exercise of 25,000 warrants where each warrant was exercisable into shares of common stock at a price of $1.00 per share.

On May 2, 2007, the Company issued 300,000 shares of common stock on the exercise of 300,000 warrants where each warrant was exercisable into shares of common stock at a price of $0.50 per share.

On April 9, 2007, the Company issued 50,000 shares of common stock on the exercise of 50,000 warrants where each warrant was exercisable into shares of common stock at a price of $0.50 per share.

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
Three Months Ended May 31, 2007
(Unaudited) (U.S. Dollars)

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

This plan constitutes a single “omnibus” plan, but is composed of two parts. The first part is the Nonqualified Stock Option Plan (“NQSO Plan”) which provides grants of nonqualified stock options (“NQSOs”). The second part is the Restricted Shares Plan (“Restricted Shares Plan”) which provides grants of restricted shares of Company common stock (“Restricted Shares”). The maximum number of shares of common stock that may be purchased under the plan is 6,000,000.

On March 1, 2007, the Company had granted 660,000 stock options to employees and consultants at a price of $1.04 per share. These stock options vest over 30 months with 1/6 vested at the date of grant and 1/6 every six-months thereafter. Compensation cost, being the fair value of the options, is calculated to be $620,000 of which $155,000 was expensed on the date of issue and $51,667 will be expensed every quarter as the remainder vest.

The fair value of the 660,000 options was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 73%, a risk-free rate of 4.6% and no assumed dividend rate.

On April 15, 2007, the Company also granted 900,000 stock options to officers and directors at a price of $1.15 per share. These stock options vest over 30 months with 1/6 vested at the date of grant and 1/6 every six-months thereafter. Compensation cost, being the fair value of the options, is calculated to be $823,000 of which $171,458 was expensed on the date of issue and $68,583 will be expensed every quarter as the remainder vest.

The fair value of the 900,000 options was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 71%, a risk-free rate of 4.6% and no assumed dividend rate.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2007
(Unaudited) (U.S. Dollars)

11.  STOCK COMPENSATION PROGRAM (continued)

On December 9, 2005, the Company’s board of directors approved a stock compensation program, which was subsequently ratified at an extraordinary meeting of shareholders held on February 13, 2006. In order to maintain flexibility in the award of stock benefits, the program constitutes a single “omnibus” plan, but is composed of three parts. The first part is the qualified incentive stock option plan (the “ISO Plan”), which provides grants of qualified incentive stock options (“ISOs”).  The second part is the non-qualified stock option plan (“NQSO Plan”), which provides grants of nonqualified stock options (“NQSOs”). The third part is the restricted shares plan (“Restricted Shares Plan”), which provides grants of restricted shares of the Company’s common stock (“Restricted Shares”). The maximum number of shares of common stock that may be purchased under the plan is 6,000,000. Options granted under the plan include incentive and non-qualified stock options as well as actual shares of common stock, with vesting determined on the grant date, not to exceed 10 years and are exercisable over a 10-year maximum period at a price to approximate the fair market value of the common stock at the date of grant.

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

On August 15, 2006, the Company granted 150,000 stock options to an employee at $1.04 (a 10% discount to market price on the day of acceptance), which vest over a three year period at a rate of 25,000 stock options every six months. Compensation cost, being the fair value of the options, was calculated to be $171,000 of which $28,500 is expensed every six months as they vest. These options were cancelled before the first vesting period.

The fair value of the 150,000 options was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 143%, a risk-free rate of 4% and no assumed dividend rate.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2007
(Unaudited) (U.S. Dollars)

11.  STOCK COMPENSATION PROGRAM (continued)

Pursuant to a consulting agreement (the “Agreement”) between the Company and GM Capital Partners Inc. (“GM Capital”), signed January 31, 2006, the Company granted 5,000,000 warrants (Series A to E, see note 12). The Agreement provides for the provisions of financial public relations services from December 1, 2005 to November 30, 2007. The fair value of the 5,000,000 warrants totalled $3,898,000 and was determined using the Black-Scholes option pricing model using weighted averages: 2.38 year expected life of the warrants, a volatility factor of 152%, a risk-free rate of 5% and an assumed dividend rate of 0% The weighted average fair value of the warrant was $0.78 per warrant, while the weighted average stock price on the dates granted was $1.00. The fair value will be amortized over the 24-month term of the contract and the Company will record $487,250 as a stock-based compensation expense and an offsetting credit to additional paid-in capital every quarter until November 30, 2007.

The following table shows total stock-based compensation expense included in the “Consolidated Statement of Operations and Deficit”:

		2007		2006

Stock-based compensation:	$		$
Warrants		487,250		487,250
Options		450,458		-
Impairment of mineral property		-		-
Pre-tax stock based compensation expense		937,708		487,250
Income tax benefits		-		-

Total stock-based compensation expense		$937,708		$487,250

Total unrecognized compensation costs related to non-vested stock awards at May 31, 2007 is $2,215,042 and is expected to be recognized over a weighted-average period of 1.40 years.

There were no capitalized stock-based compensation costs at May 31, 2007 or May 31, 2006.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2007
(Unaudited) (U.S. Dollars)

11.  STOCK COMPENSATION PROGRAM (continued)

The following table summarizes options activity under the stock option plans during 2007 and 2006

	Weighted Average Exercise Price	Number of shares under option

Balance at March 1, 2007	$0.54	930,000
Options granted	1.10	1,560,000
Options exercised	-	-
Options cancelled	-	-

Balance at May 31, 2007	$0.54	2,490,000

Exercisable at May 31, 2007	$0.70	990,000

The shares under option at May 31, 2007, were in the following exercise price range:

Options outstanding	Exercise price	Number of shares under option	Aggregate intrinsic value	Weighted average remaining contracual life (in years)

	$0.50	890,000	$605,200	8.06
	1.04	660,000	92,400	9.75
	1.15	900,000	27,000	9.87
	1.50	40,000	-	2.50

		2,490,000	$724,600

Options exercisable
	$0.50	690,000	$469,200	8.72
	1.04	110,000	15,400	9.75
	1.15	150,000	4,500	9.87
	1.50	40,000	-	2.50

		990,000	$489,100

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2007
(Unaudited) (U.S. Dollars)

12.	WARRANTS

As at May 31, 2007, the Company had a total of 7,442,500 (February 28, 2007 - 8,217,500) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 7,442,500 shares of common stock in the event that these warrants are exercised.

During the quarter ended May 31, 2007, there were 775,000 warrants exercised for gross proceeds of $400,000.

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

The Company has also issued 375,000 warrants exercisable at $1.00 each pursuant to the issuance of a private placement unit offering (note 10). These warrants expire on April 30, 2008, are redeemable by the Company, at $0.10 per share, in the event the Company’s common stock closes with a bid price, on average, over $3.00 per share for a consecutive 20 day period and are settled on a physical basis.

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2007
(Unaudited) (U.S. Dollars)

12.  WARRANTS (continued)

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2006	5,652,000	1.00
Issued	2,640,500	1.00
Cancelled	(25,000)	1.00
Exercised	(50,000)	1.00

Balance, February 28, 2007	8,217,500	1.00
Issued	-	-
Cancelled	-	-
Exercised	(775,000)	(0.53)
Balance May 31, 2007	7,442,500	1.05

As at May 31, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

250,000	$ 0.50	June 30, 2007
1,000,000	$ 0.75	December 31, 2007
1,000,000	$ 1.00	December 31, 2007
3,192,500	$ 1.00	April 30, 2008
1,000,000	$ 1.25	December 31, 2008
1,000,000	$ 1.50	December 31, 2008

7,442,500

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2007
(Unaudited) (U.S. Dollars)

13.	RELATED PARTY TRANSACTIONS

For the three months ended May 31, 2007, the Company paid management fees of $60,030 (May 31, 2006 - $57,000) to certain officers and directors and to companies controlled by directors. The Company paid $6,861 (May 31, 2006 - $18,137) to certain officers and directors and to companies controlled by directors for travel, office and other related expenses.

As at May 31, 2007, accounts payable of $24,000 (May 31, 2006 - $175) were owing to certain officers and directors of the Company and $58,793 (May 31, 2006 - $5,339) was owing to companies controlled by directors. In addition, promissory notes of $350,326 (May 31, 2006 - $nil) was owing to a company controlled by a director (note 6).

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

15.	SUBSEQUENT EVENTS

a)	Warrants

Subsequent to May 31, 2007, the Company received proceeds of $665,000 on exercise of 815,000 warrants.

b)	Promissory notes

Subsequent to May 31, 2007, one promissory note in the amount of $70,000 was issued to a party with a vested interest in the Company. The promissory note bears no interest, no due date and no terms of repayment.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2. "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

Overview

We are a start-up exploration stage company and have not yet generated or realized any revenues from our exploration projects, which commenced in May 2004. As of May 31, 2007 we had $38,000 in our bank account and do not have sufficient cash to maintain our operations after August 2007. Currently, officers of the Company are providing the necessary working capital to maintain our current operations. The funds coming from the officers are interest free loans with no terms of repayment and unsecured. The officers are committed to providing the necessary working capital for the Company to keep its operations going until August 2007 but they are not contractually obligated to do so. It is unlikely that the officers of our Company can contribute additional working capital after August 2007. If no additional capital is raised prior to the end of August 2007, we will most likely have to cease operations. Furthermore, if our exploration is successful, we will need to raise additional funds to meet our needs for additional exploration and/or production.

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. While we believe that we have raised sufficient funds in our private placement offering and loans from our officers to allow us to continue in business until August 2007, we may not be able to continue in business beyond that date unless we obtain additional capital. We have not generated any revenues, and no revenues are anticipated unless and until mineralized material is discovered on the properties in which we have an interest. We do not have any arrangements in place at this time to raise additional capital for the Company other than non-binding commitments from the officers of our company to provide working capital as needed.

For the twelve month period from June 2007 to May 2008, we will need to raise additional capital to maintain operations. We will need to raise a minimum of $540,000 for taxes and property payments and an additional $460,000 for general and administrative costs. This does not include any capital to execute our exploration programs as detailed below. The following table shows our contractual property and tax payments that are due until April 2008:

Name	Date	Payment Type	USD
Cieneguita Claims	October, 2007	Property payment	$120,000

Guazapares Claims	August 31, 2007	Property payment	$60,000
	August 2, 2007	Property payment	$140,000
	January 15, 2008	Property payment	$50,000

Encino Gordo 2 claim	December 7, 2007	Property payment	$50,000

Sahauyacan Claims	April-July 21, 2007	Property payments	$2,500 per month
	August 21, 2007 -	Property payments	$3,500 per month
	August 21, 2008

Additionally, if our exploration during the twelve month period from May 2007 to April 2008 is successful, we may need to raise additional capital to fund those exploration programs. At this time, we cannot assess with any accuracy our total capital needs to fund an expanded exploration program beyond our basic program. We also anticipate that we will need to raise an additional $1,700,000 for the purchase of additional milling equipment and to build the plant site for our Cieneguita Property. We would anticipate raising the additional capital to maintain operations and to put the Cieneguita Property into production through the sale of our common stock or through debt financing. We do not have any sources of additional capital to fund our operations beyond August 2007. We also believe that we will not generate any revenues that would allow us to continue operations. If we are unable to raise additional capital through debt or equity beyond August 2007, it is most likely that we will have to cease operations and forfeit our properties as we would be unable to make the necessary property payments.

We plan to buy a plant or significant equipment within the next six months. To date, we have spent approximately $530,000 of our $2,200,000 budget for equipment and building a plant to put the Cieneguita Property into production. Our ability to buy the remaining equipment is dependent upon our cash position at that time and our ability to raise additional capital. We currently do not have sufficient working capital to purchase all of the needed equipment. If we should fail to raise additional capital through the sale of equity or debt, we will not be able to purchase the desired equipment and we will not be able to construct a production facility to process the ore. Currently we do not have any sources for such capital to purchase the mining equipment. Furthermore, the Cieneguita Property has no known ore reserves.

Plan of Operation

Summary

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. Currently, we do not have sufficient capital to fund our current exploration plans and or to meet our monthly general and administrative costs. Our officers have committed to lend additional capital to Mexoro pursuant to non-interest bearing unsecured loans with no terms of repayment. The officers are under no contractual obligation to provide these funds. The funds should be sufficient to enable the Company to operate until the end of August 2007. After that time, we will neither have sufficient funds to continue our exploration plans nor funds for general administrative expenses. As a minimum, we will need to raise additional working capital to maintain basic operations. We would plan to raise those funds through the sale of equity or debt. At this time we do not have any sources to raise additional capital for the company and no assurance can be given that we will be able to find sources to raise additional capital. Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration properties.

In the event that our exploration program finds targets that warrant additional exploration work including exploration by drilling, we will not have enough cash available to fund an expanded exploration program. If we decide to expand our exploration program, we would need to raise additional capital to meet these needs. We currently do not have any sources of additional capital available to us and we may not have any in the future. The failure to raise additional capital would severely curtail our ability to conduct any additional exploration work that might be warranted following the results of our current exploration program.

We are not involved in any research and development on our exploration properties. We have no known reserves on this property, but in anticipation of favourable results from our exploration activities, we are planning to put the property into production. As there is a high demand for mining and milling equipment, we have paid a deposit towards the purchase of milling equipment and anticipate building a processing plant at our Cieneguita Property over the next three months, assuming we can raise the necessary capital to proceed. In the event we purchase milling equipment and do not find sufficient ore reserves on the Cieneguita Property, we may lose all of our capital investment. In that event, we would try to re-sell the equipment we purchase, but no assurances can be given that we would be able to sell the equipment or sell it at a price to reasonably recoup our original investment.

In the event that we discover a mineral deposit on any of our properties other than the Cieneguita Property, of which there is no guarantee, we would need to expend substantial amounts of capital to put such properties into production, if so warranted. The amount of such expenditures is indeterminable at this time as our exploration programs have not advanced far enough to provide us with results to establish this information. Such expenditures are dependent upon the size of the ore body, the grade of the ore and the type of mining required to extract any minerals that may be found. Regardless, we do not have enough capital available to us to make any such expenditure that would be required to put any mineral property into production, and we therefore would have to raise additional capital or, if possible, enter into a joint venture for the production phase. If we were to form a joint venture, we cannot assess what our final position in the project would be. We do not have any sources of capital available to us at this time to fund such a project if one should be discovered.

We hired a VP of Exploration in August 2006 to conduct our exploration programs and a geologist to assist him. In November 2006 the VP of Exploration resigned from his position with the Company. We hired a new VP of Exploration who began work for us on March 1, 2007. We also hired an office administrator for our office in Chihuahua. We hired one more geologist at the end of December 2006 to work on our exploration programs. Other than one additional geologist, we do not expect any significant change in additional contractors to conduct exploration over the next 12 months. Other than the VP of Exploration, all of the employees we hire, including those involved in the exploration work we are conducting, are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors, we minimize our exposure to Mexican employment law and liabilities are undertaken by the third party contractors providing the services. We pay a flat rate to the third party for their services.

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

1.    Phase 1 Exploration.

Budget:We expected the phase 1 exploration program to cost approximately $200,000. From January 2006 to December 2006, we spent approximately $400,000, double the budgeted amount, on the phase 1 exploration of this project. Of this, $300,000 was spent on the trenching, sampling and assaying on the property. We also spent approximately $50,000 on column testing to determine the leachability of the ore. The balance of the funds was spent in wages, camp costs and general administrative costs. The funds that were expended came from our general working capital. We plan to do some additional column testing to determine the leachablity of the ore. The estimated cost for these additional tests will be approximately $50,000. The funds required for these additional tests will come from general working capital.

Milestones:The milestones for the phase 1 exploration program included the review of available data to create a structural mineralization framework, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches and the creation of new trenches. We also conducted cyanide testing on the rock to determine the best method of leaching the precious metals from the rock. We have completed phase 1 of our exploration program.

In April 2006, we completed a sampling of the property that included more than 500 meters of deep trenches from which we took comprehensive channel sampling. The trenches comprised eight trenches approximately 200 meters long and two to 10 meters deep spaced equally along the 1,000 meter strike length of the property. From the walls of these trenches, we took approximately 550 rock samples. One half of these samples were sent to ALS Chemex’s laboratory in Chihuahua for assaying. The sampling protocol followed the best mining practices. The purpose of the sampling was to further define the ore grade and potential of the property. We also completed detailed soil sampling and rock sampling outside of the trenches.

By December 2006, we completed a detailed mapping of the property using existing information and drill results from previous operators, as well as incorporating our own data. To this end, we have created a structural mineralization framework for the property. We do not have any proven reserves on this property.

The other half of the sample was used to complete column tests to determine the leachability of the precious metals from the rock. In this test, the ore was placed in PVC tubes and different mixtures of a cyanide solution were dripped over the top of the columns at different flow rates. The results from these tests will help determine the most effective solution to be used on the heap leach pads on the property. These tests were done by qualified geologists employed by MRT as part of our former office rental package costs. The tests were scientifically conducted and monitored for quality control and efficacy. These tests were done to ensure that the metallurgy of the minerals allows for economic recovery of the precious metals using a cyanide heap leach process. The results of the column test indicate that up to 98% of the gold contained in the ore samples we took could be recovered from the ore if the ore is leached for a long enough period. Under actual mining production conditions in the field, though, we would anticipate that the economic recovery levels of the ore would be approximately 70% to 75% recovery of gold from the ore. The cost of the cyanide needed to produce the additional gold above the 85% level outweighs the value of the gold recovered. We cannot guarantee that we would be able to achieve this level of recovery. This is not an estimate of reserves on the property. Additional tests will be needed to determine the most effective crush size of the ore, the most cost effective flow rates of the cyanide and most economical leaching time to be undertaken if we should ever put the property into production. These additional tests began in May 2007 and the tests should be completed approximately 90 days thereafter. We hope that these tests will help us optimize the potential for extracting precious metals from the ore for the mining operation.

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

Milestones: The phase 2 exploration is now in progress and has been designed to identify new veins and/or mineralized zones. The geological mapping and sampling activities carried out within phase 2 of the exploration program at Cieneguita has resulted in the new discovery of high grade gold zones on three different locations along Cieneguita’s mineralized body. The new three high grade gold locations have been identified just on the outlined limit of the known mineralized body opening the potential to the southeast in the Pit 1 South area, to the north in the Central area, and to the north in the Pit 2 area respectively.

According to our VP of Exploration, the results from the last mapping and sampling campaign have provided evidence that the potential for the discovery of new areas with gold grades still remains open as shown by the discovery of the Pit 1 South, Central and Pit 2 North areas. The next step in our exploration program will consist of detailed mapping and sampling on these three newly discovered zones.

Our lead geologist, in conjunction with management and our VP of Exploration, believes that the sampling results warrant putting the property into production even though we have not conducted any feasibility study on the property. Management believes that the cost of a feasibility study is too expensive to undertake relative to the estimated size of the mineralization. Furthermore, we have determined, based on the results of the sampling, that continued exploration on the property, is warranted to further delineate the mineralization to be used in the heap leach open pit mining operation. We will be concurrently conducting further exploration on the property and beginning the process of putting the mine into production. We have not determined if there are any known reserves on this property to date.

3.    Phase 3 Exploration

Budget:We have budgeted $100,000 for the cost of a drilling program, including assaying and supervision. We plan to commence phase 3 of the exploration plan by August 2007.

Milestones:The objectives for phase 3 of the exploration plan are to initiate a drill program and to continue the trenching program from phase 2 of the exploration plan in order to further delineate the oxide ore mineralization and define where we plan to mine the ore. We plan to complete phase 2 of the exploration plan by the end of August 2007.

Subject to the recommendation of our VP of Exploration, we may initiate a drill program consisting of 1,000 meters of reverse circulation drilling. At this time, there is a high demand for drill rigs and we cannot predict with any accuracy the timing to start the drilling program. Once we do receive a rig, we anticipate the drilling program will take approximately one month, with assay results available one month later. The funds for this drilling program will come from general working capital on hand. We hope that the results from this drilling will help us to better delineate the mineralization of the oxide zone and provide an ore reserve calculation. We do not intend to implement a feasibility study for the property in this phase of exploration. Six of the drill holes will be drilled to a depth of 200 meters to test the sulphide potential of the mineral system. The use of these deep holes will help us determine if there is an extension to the oxide mineralization in the underlying sulphides. Our onsite geologist will determine where the holes are to be drilled based on our earlier exploration and mapping of the property. We are currently negotiating with several contractors to secure the use of a drill to undertake our drill program. To date, we have not found a contractor able to supply drills to meet our time schedule. We cannot, with any certainty, predict when a drill rig may become available to us. The unavailability of such drill rigs could hamper our exploration plans, but management believes that we can generate sufficient information from the trenching program, to mine the oxide mineralization on the property. We have not determined any known reserves on this property to date.

The trenching program will entail using a bulldozer to dig trenches. Our on-site geologist will direct the bulldozer operator where to dig the trenches. The geologist will base his decision where to dig the trenches on the results of our previous exploration work. Once the trenches are dug, the geologist will take samples of rock from all levels of the walls of the trench as if it were rock from a drill core. The rock will be gathered up and marked to indicate which part of the trench it came from. The ore is pulverized and shipped out for assays. The results from these assays are expected to be completed and mapped by October 2007 with the goal of further delineating the prospects of the property.

Even though the rock is fractured, the objective of the drill program will be to provide us with accurate information to make an ore calculation of the grade of the ore and the size of the mineralized zones.

One of the main purposes of this phase of exploration is to delineate the mineralized ore body and map the grade of the mineralization, which will allow us to refine our plan to put the property into production. If the exploration program does not provide us with the results we deem necessary to continue exploration, then, on a recommendation from our senior geologist, or our VP of Exploration and managements’ concurrence on his findings, we will cease exploration on the property and any plans to put the property into production. If no further exploration is warranted, then we will discontinue any payments to the concession holders and allow our option to lapse. We will also then try to sell the mining equipment we have recently purchased. If we allow the option to lapse, we will be obligated, by the Mexican Government, to complete some reclamation work on the property of approximately $50,000. These funds would come from the bond we have already paid to the government in the amount of $67,000. Any funds not expended on reclamation would be returned to us by the Government. All of the money that we had invested in the exploration of the Cieneguita Property could be lost.

We have one geologist on the Cieneguita Property working full time and he will continue to do so through July 2007 if the exploration results warrant the expenditure. If the results do not warrant further work, we plan to move this geologist to one of our other properties to continue exploration on those properties.

4    Cieneguita Mine Design

Budget:We budgeted $50,000 from general working capital to create the mine design for the Cieneguita Property.

Milestones:Concurrently, with phase 2 of the exploration plan, we will implement our plan to put the Cieneguita Property into production. The mine design will help determine where and how we will mine the Cieneguita Property. We plan to put the mine into production by the end of October or November 2007, if we are able to find available funding.

Coinciding with phase 2 and 3 of our exploration plan, we have commissioned a mine design to determine how to put the Cieneguita Property into production. At this time, we do not plan to implement a feasibility study for this property but feel we have sufficient information to put the property into production. The mine design has been commissioned to a third party contractor with expertise in heap leach mining. This contractor, an engineering firm, is reviewing all of the data that we have accumulated from Glamis Gold Ltd.’s previous exploration and from the trenching and sampling we have completed on the property. All of this information will be put on a map laying out the structure of the mineralized zone on our property to assist in mining the ore. The key purpose of this map is to help enable our on-site geologist to monitor grade control during mining. Additionally, from the information accumulated so far on the Cieneguita Property, the mining engineer has designed a heap leach mining operation best suited to the tonnage, grade of the ore and availability of land to build leaching pads.

The mine design calls for the mining operation to be run by a third party contractor, who will charge the company a flat fee per tonne of rock that is moved. It is estimated by the engineer designing the mine that the cost per tonne of rock moved from the property to the mill site will be approximately $1.30 per tonne of rock. This fee is only an estimate, as no contractor at this time has been engaged to mine the mineralized ore nor provided us with a firm quote on the cost of mining. The actual cost of mining the ore may be much higher, and no assurance can be given as to the actual cost at this time. The engineering firm designing the mine has stated that one of the key objectives at this stage of the mining operation will be grade control. Because our sampling has shown that the gold mineralization is not consistent through out the ore, it will be imperative that our on site geologist directs the contractors where to mine the ore. The geologist will need to work daily using the interpretation from the results of our drilling program and will need to take samples of the rock and assay them on site to determine where the contractor should extract ore for the next day. The proper grade of ore shipped to the milling site is imperative to ensure a profitable operation. If the head grade is too low, we will not recover enough gold from the rock to maintain a profitable operation. Conversely, a head grade of ore that is too high will shorten the life of the mine. We are estimating that the total cost of mining and milling the ore will be approximately $15 per tonne. If the price of gold fluctuates up or down we may have to adjust our cut off grade, which is currently 1.5 grams per tonne and this will affect the over all life of the mine.

The milling of the ore at the mine site will also be contracted out to a third party contractor. The following is a brief description of the mining process pursuant to our mine design. First, the ore is crushed by a crusher into a smaller size. Second, the rock is deposited on a conveyor belt and moved to the agglomorator. Third, the agglomorator mixes the rock with lime and the rock is then moved to a stacker. A stacker is a moveable conveyor belt that oscillates back and forth, distributing the rock equally onto a heap leach pad. At that point, the rock is sprinkled with a cyanide mixture for approximately 30 days. The fluid from the percolation through the rock is then pumped through carbon filters. Waste rock is dumped into a ravine, per our permits, while the carbon filters are shipped to a third party contractor for extraction of the precious metals. The waste rock is completely free of any harmful chemicals and is restored to the original ph it had prior to mining.

We have identified and negotiated the purchase of a second hand crusher suitable for our type of operation and for the size of rock we will be mining. We are in the process of negotiating the construction of the conveyor belts we will need for all the phases of the milling operation. The conveyor belts will be manufactured in Chihuahua and assembled at the Cieneguita mine site. We have identified and negotiated the purchase of a second hand agglomorator and have identified and negotiated the purchase of a used stacker suitable for this type of operation. We have also negotiated a purchase price for used carbon filters and pumps to be used for this stage of the milling process.

At this time, we do not know the cost associated with the process of having the precious metals extracted and minted into ore bars. If our head grade is not accurate or the heap leach process is not effective, we may not extract enough gold from the carbon filters to pay for this complete operation and we would lose money from the mining operation. If we lost money on the mining and milling operation, we may not be able to stay in business as we would expect the cash flow from operations to cover, at the minimum, the mining and milling operation. Furthermore, we do not have any proven reserves on our property and the inability to find enough ore could severely hinder our mining operations.

We engaged an independent third party consultant to review the work of the engineering firm to verify and agree with the results of the mine design. The independent third party consultants worked with the mining engineering firm to agree on a final design. The mine design has been completed and cost approximately $50,000. We paid for the work from our general working capital. The milling equipment and cost of building the plant will be approximately $2,200,000. We estimate that we will need approximately $1,100,000 for working capital during the first four months of mine operation. There can be no assurance given that if the property is put into production that, after four months of operation, we will have recovered any precious metals from the milling process. We will need to continue to fund working capital if the precious metals are not in the ore as predicted. We will need to raise additional capital to put the property into production and to fund at least four months of working capital. The funds would be raised through the sale of debt or equity. We have not identified any additional sources of capital at this time. Furthermore, once we have commenced production, we can give no assurance that we will be profitable or recover any gold.

Guazapares Property

1.    Phase 1 Exploration

Budget:Concurrently with the exploration of the Cieneguita Property, we have budgeted approximately $647,000, which includes $437,000 for a drilling program, of our general working capital for exploration on our Guazapares Property, to December 2007. Of this amount, we spent approximately $100,000 from March 2006 through to the end of December 2006 for phase 1 of the exploration plan. These funds came from our general working capital.

Milestones:The goals of phase 1 of the exploration plan on the Guazapares Property were to collect rock samples and complete the mapping of the property. This phase has been completed. Management has determined that further exploration is warranted so we have begun phase 2 of the exploration plan, as described below.

We believe that most of the mining concessions being explored on the Guazapares Property are epithermal silver deposits similar to the Cieneguita Property. However, because we do not have the same amount of detailed information on Guazapares as we do on Cieneguita, the exploration program will cost more than the exploration program on the Cieneguita Property.

We have one full time geologist working on the Guazapares Property collecting rock samples and mapping the property. The goal for this phase was the completion of mapping on the property at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. Rock samples were taken from the property and were sent to ALS Chemex in Chihuahua for chemical analysis and assaying. The sampling protocol followed the best mining practices. The results from phase 1 of the exploration plan were to determine whether subsequent exploration was warranted and if a drill program should be commenced. Phase 1 of work included reviewing available data to create a structural mineralization framework. We also mapped the topography and sampled the entire underground workings along the main level of the San Antonio area. The distribution of the veins, lithology and alteration were also mapped. We have received the results from this phase 1 of exploration. Management reviewed the results of this phase and determined, based on a recommendation from our lead geologist on the property, to continue to with phase 2 of the exploration plan.

2.    Phase 2 Exploration

Budget:We have budgeted $100,000 from the total of $647,000 for phase 2 of the exploration plan. Of this, $50,000 is budgeted for a ground based geophysical exploration that will concentrate mainly on the area around the San Antonio area and $50,000 for specific sampling and trenching on the San Francisco area. These funds will come from general working capital of the company.

Milestones:The goals of phase 2 of the exploration plan are to conduct more detailed soil and rock sampling, perform ground-based geophysical measurements, map the topography, and sample trenches in order to define the structural framework of the mineralized zone to facilitate a drilling program, if warranted. This phase commenced in February 2007 and is expected to be completed by the end of July 2007.

The second phase of the exploration program, using two geologists, will include more detailed soil and rock sampling, ground-based geophysics measurements and mapping on all of the concessions at Guazapares. At this time, though, we do not have enough information to implement a drill program. One of the objectives of this stage of exploration will be to conduct a ground based geophysical exploration that will concentrate mainly on the area around the San Antonio area. Another target will be to map the topography and sampled the surface trenches in the San Francisco area.

The purpose of this phase of exploration is to define the structural mainframe of the mineralized zone to facilitate the placing of drill holes. The information from phase 2 of the exploration plan has been reviewed by our senior geologist and VP of Exploration and they have made a recommendation to management that further exploration is warranted. We will continue to conduct phase 3 of our exploration plan.

3.    Phase 3 Drill Program

Budget:We estimate that the initial drill program expenditure will be $437,000 (the balance of the $647,000 budgeted for the property). We will need to raise additional capital through the sale of equity or debt to fund a complete drilling program, as only a small portion of the funds budgeted will be left in our general working capital to initiate the program.

Milestones:The goal of phase 3 of the exploration drill program would be to gather information to determine if we should put the property into production.

We are currently formulating how the drilling phase of the exploration program will be implemented. If sufficient funds can be generated to pay for the drilling, assuming drill rigs are available in the area, our plan is to commence this program in July 2007, and it would last approximately 60 days. The results of this drill program would take approximately 90 days to be assayed and interpreted. Once those results are known, we would consult our lead exploration geologists and our VP of Exploration to determine whether to abandon the Guazapares Property or to continue with further drilling exploration.

If management decides to continue with further drilling, we would need to raise additional funding through the sale of debt or equity because we do not have sufficient capital to continue an exploration program. Additional drilling would cost a significant amount of money and there is no assurance that we would be able to raise such additional amounts of money. We have not identified any sources of funds to implement such a program. If we could not obtain additional financing, we could seek a joint venture partner if the results warranted it. We do not have any joint venture partners at this time and can give no assurance that we would be able to find one if the Guazapares Property warranted such a joint venture.

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

1.    Phase 1 Exploration

Budget: We have planned for an exploration program, with a total budget of approximately $705,000 from general working capital, through December 2007, on our Encino Gordo Property. We budgeted $50,000 for mapping and sampling, which was completed in February 2007. We spent $50,000, as budgeted, through the end of February 2007. The balance of the budgeted funds will be spent as directed by our VP of Exploration once he has reviewed all of the initial material on the property and the results of the exploration completed in February 2007. At this time, he has not completed his initial review of the property and the results of the exploration. We anticipate that he should complete his review by the end of August 2007. The funds for this additional exploration, if warranted, will come from general working capital when and if available. We can give no assurances that we will be able to raise sufficient capital to continue the exploration on this property.
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

A total of 43 stream sediment samples were collected from the various arroyos cutting the property. Samples of greater than one kilogram were collected with material crushed to less than one millimetre in size. Samples of this rock will be analyzed by ALS Chemex for gold content plus 27 other mineral elements associated with the rock. The sampling protocol followed the best mining practices. The purpose of the sampling was to further define the ore grade and potential of the property. To date, three samples returned anomalous results of gold which require follow-up to verify source areas.

In October 2006, we prepared a list of preliminary drill hole locations to accompany the SAMARNAT work permit application. We filed the application for the permit in February 2007, with approval from SAMARNAT expected by the end of July 2007. Once the work permit is approved, our goal is to drill the targets as recommended by our VP of Exploration. The VP of Exploration has not finished his review of the exploration material, as such, has not recommended any drilling program at this time. We cannot predict with any accuracy when, if ever, we will commence drilling on this property and the cost of such drilling. We are applying for drill permits before determining whether or not a drill program will be commenced in order to save time in the event a drill program is recommended. Much additional exploration work must be completed and a definitive exploration plan needs to be prepared by our VP of Exploration before management can determine whether or not to continue to the next phase of exploration. The actual drill hole locations are likely to change from those submitted with the working plan permit, as the drill targets are reviewed. This change of targets will not affect the working permit, as such a movement of locations is anticipated in the issuing of the permits.

Our goal is to have this further exploration completed by the end of August 2007 and a geological report on the Encino Gordo Property, prepared by our senior geologist, should be available 60 days thereafter. Depending on the results of the report, as determined by management, we intend to either abandon the Encino Gordo Property, in which case no further payments would be made or would be due under our agreements to acquire these concessions, or make additional expenditures to determine potential drill targets.

2.    Phase 2 Drill Program

Budget:If management decides to continue exploration by initiating a drill program, a budget will be prepared at that time, and the amount and source of the capital needed for additional expenditures will be determined. If a drill program of any size is recommended, we do not have sufficient capital on hand to complete such a program because it would most likely require the expenditure of significant amounts of money. We would need to raise additional capital through the sale of debt or equity. We can give no assurance that we would be able to raise such capital, as we have not identified any source of capital for such a program at this time. If we could not raise additional funds, we would consider seeking a joint venture partner if the results warranted it. We do not have any joint venture partners at this time and can give no assurance that we would be able to find one if the Encino Gordo Property warranted such a joint venture.

Milestones:Phase 2 of the exploration plan would be a drill program to gather more information. Such information would be used to determine if we should put the property into production. We do not know when this phase of exploration could be completed, as discussed above. We estimate that the program would take approximately 60 days to complete, with results from the program being returned about 90 days after completion. These are estimates, as the number of drill targets will determine the length of the drill program. Once the results from the drill program are known, we would consult with our lead exploration geologist and our VP of Exploration to determine whether to abandon the Encino Gordo Property or continue with further drilling exploration.

Management and our VP of Exploration will review the information provided by phase 1 of the exploration plan and determine whether a drill program is recommended. If a drill program is recommended, and we have received our permits that have been applied for in advance, we do not have sufficient information at this time to estimate what the drill program would entail. We need extensive information to determine the number of drill holes to drill, where they would be located and to what depth they would be drilled. This information will be provided by phase 1 of the exploration plan.

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

1.    Phase 1 Exploration

Budget: We have spent approximately $760,000 from general working capital, through June 2007, on initial sampling and mapping of this property. Of that, we spent approximately $90,000 doing initial due diligence on the property and gathering initial information before acquiring the property. The funds spent to date have come from general working capital. The estimated expenditures for future work will need to be raised through the sale of debt or equity. We can give no assurance that we would be able to raise such capital, as we have not identified any source of capital for such a program at this time. If we could not raise additional funds, we would consider seeking a joint venture partner if the results warranted it. We do not have any joint venture partners at this time and can give no assurance that we would be able to find one if the Sahauyacan Property warranted such a joint venture.

Milestones: We have completed our initial mapping of the property and intend to map the underground workings of the property by the end of July 2007. At that point, our VP of Exploration will review the available information and create a complete exploration program.

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

We met one of our milestones in phase 1 of the exploration plan, which was determining drill hole locations. Our VP of Exploration determined from our phase 1 work that an 11 hole drill program was warranted.

2.    Phase 2 Drill Program

Budget: We had budgeted $365,000 to complete an 11 hole drill program. The contractor doing the drilling has completed the drilling .

Milestones:Our VP of Exploration recommended a 11 hole drill program on this property. Reconnaissance and detailed mapping programs from phase 1 on the Sahauyacan Property have identified four significant drilling targets: Santo Niño, La Cumbre, Cerro Cacho and Santa Teresa. The goal of this phase of exploration was to determine if we should continue exploration with a further drill program. We completed the drilling May 2007.

Current Drilling program:To date a total of approximately 2,000 meters have been drilled in 11 diamond drillholes. Eight holes were drilled in the Santo Niño vein-structure (SDH-1, through SDH-4 and SDH-7 through SDH-10), two diamond drillhole (SDH-5 and SDH-6) were drilled in La Cumbre mineralized area and one hole on the Santa Theresa vein.

SDH-1 through SDH-4, and SDH-7 through SDH-10, were collared along the Santo Niño mineralized vein. Drillhole SDH-1 intersected two zones of gold mineralization over the 165.05 meters drilled in this hole, including 7.50 meters with 2.56 g/t Au and 8.00 meters with 2.98 g/t Au or 11.00 meters with 2.24 g/t Au.

The two mineralized zones intersected by SDH-1 are hosted by volcaniclastic rocks interbedded with several andesitic tuffs and breccias. The mineralized zone, intersected from 65.0 to 72.5 meters, is characterized by multiple stages of hydrothermal activity exhibiting quartz veinlets and quartz stockwork mineralization with moderate to weak argillic alteration (illite-kaolin) and propylitic alteration characterized by epidote, chlorite, and calcite. The second mineralized zone intersected from 96.4 to 107.5 meters in SDH-1 is mainly characterized by a weak to moderate silicification exhibiting quartz and calcite veinlets. Areas show dissemination of pyrite as fine crystals are common in the mineralized zones.

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

The remaining holes did not return encouraging assay results. The results from drillholes SDH-3 and SDH-4 show gold anomalies varying from 0.01 to 0.02 g/t. Geological and structural mapping surveys along the Santo Niño vein has identified a NE structure that is displacing the mineralized zone. Current field investigations are aimed to define in more detail the structural setting on this part of the mineralized vein-structure.

Drillholes SDH-5 and SDH-6 were collared in the Le Cumbre zone. The two holes intersected mineralization from surface to 175 metres. Only the SDH-5 intersected several two meter wide intercepts with gold mineralization ranging from 1.03 to 1.905 g/t. Other gold values ran between 0.2 to 0.5 grams/tonne. Our VP of Exploration believes that the gold in these zones is free gold and is contained in the fractures in the oxides. As the drilling consumes massive quantities of water, we believe the free gold has been washed away from the core. As a result, we plan to re-drill the Le Cumbre zone using reverse circulation drilling to ensure all the particles are captured while drilling. No assurance, though, may be given that any gold values will be found when it is redrilled using reverse circulation drilling. A detailed evaluation of these gold values and their correspondent geological conditions is in progress. Despite these results, the Sahauyacan Property has no know or estimated resources or reserves.

3.    Phase 3 Exploration.

Management and our VP of Exploration will review the information provided by the second phase of exploration and determine whether further exploration is recommended. If further exploration is recommended, we do not have sufficient information at this time to estimate what that program would entail. This information will be provided by the second phase of exploration.

The Sahauyacan Property is without known reserves. Our proposed programs are exploratory in nature.

Although three of our four properties have been mined in the past, we are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit exists in any of our properties. We do not have any proven or probable reserves on our properties.

We have made a business decision to place a higher priority on the Cieneguita Property exploration program to define mineralized ore. However, we intend to proceed with exploration on all four properties simultaneously. If our exploration programs warrant drilling programs on the properties, we anticipate contracting two geologists and four assistants for supervising the drilling work and taking splits for the drilling samples.

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

Results of Operations

Three months ended May 31, 2007 compared to the three months ended May 31, 2006.

In this discussion of Mexoro’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

We did not earn revenues during the three months ended May 31, 2007 or 2006 because we did not have commercial production of any of our properties. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties. Interest income is recorded under “Other Income in the Statement of Operations” in the financial statements.

Operating Costs

We did not incur any operating costs during the years ended 2007 and 2006 due to the fact that we did not achieve production from exploration activities during either year.

Expenses

Our expenses increased to $2,541,000 for the three months ended May 31, 2007 compared to $1,310,000 for the three months ended May 31, 2006, representing an increase of $1,231,000. The increase is primarily attributable to higher administrative costs, stock-based compensation to officers, directors and consultants, and developing exploration program.

General and administrative cash expenses increased to $935,000 in the three months ended May 31, 2007 compared to $570,000 in the three months ended May 31, 2006, representing an increase of $365,000. Management fees increased to $173,000 in the three months ended May 31, 2007 from $88,000 in the three months ended May 31, 2006. The increase was attributable to a new management team appointed in the prior fiscal quarter. Accounting and legal fees increased to $73,000 in the three months ended May 31, 2007 from $41,000 in the three months ended May 31, 2006. The increase in fees was primarily attributable to higher auditing costs and the cost of regulatory filings.

Stock-based compensation expense increased to $938,000 in the three months ended May 31, 2007 from $487,000 in the three months ended May 31, 2006. The 2007 amount relates to warrants issued and stock options granted to management and key personnel for $487,000 and $450,000 respectively.

Mineral exploration in the three months ended May 31, 2007 increased to $668,000 compared to $252,000 for the three months ended May 31, 2006. We anticipate that exploration expenditures will increase in fiscal 2007 as a result of exploration activities on our Mexican mineral properties.

Acquisition of resource properties was $nil for both three months ended May 31, 2007 and 2006.

Loss

Our net loss decreased to $2,548,000 for the three months ended May 31, 2007 compared to $3,602,000 for the three months ended May 31, 2006, representing a decrease of $1,054,000.

This decrease in our loss was primarily attributable to a decrease in interest expense offset by higher general and administrative, stock-based compensation and exploration expense in 2007. The net losses in both 2007 and 2006 were comprised of items not requiring an outlay of cash. In 2007, the non-cash component of stock-based compensation was $938,000. In 2006, the non-cash component is attributable to $487,000 of stock-based compensation and to a beneficial conversion feature of $2,266,000 on convertible debentures issued in the three months ended May 31, 2006; which was recorded as interest expense. We anticipate that we will continue to incur a loss until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from our Mexican mineral properties, if ever. There is no assurance that we will commence the development stage of our operations at any our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage. As of May 31, 2007, we have total assets of $840,000, total liabilities of $1,765,000 and a deficit of $28,279,000 accumulated during the exploration stage.

Cash and Working Capital

We had cash and cash equivalents of $38,000 as of May 31, 2007, compared to cash of $13,000 as of February 28, 2007. We had working capital deficiency of $1,235,000 as of May 31, 2007, compared to a working capital deficiency of $45,000 as of February 28, 2007 and compared to a working capital of $2,061,000 as of May 31, 2006.

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $1,000,000 from May 2007 to August 2008 to carry out exploration and administration activities on our Mexican mineral properties and in the event that our exploration is successful on our Cieneguita Property, we anticipate spending a further $2,200,000 on milling equipment and building a plant to put that property into production. We anticipate spending approximately $480,000 during the next 12 months on general and administrative costs. We presently do not have sufficient financing to enable us to complete these plans and will require additional financing to perform future exploration work on our Mexican mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

The amount of working capital could be adversely affected further in the event claims are made against us alleging that certain shares we previously issued pursuant to Form S-8 registration statements constituted an illegal public offering because the company was a “shell company” at the time and, as a result, was not eligible to use Form S-8 for registration of shares under the Securities Act of 1933. In August and October 2005, the Company issued shares of common stock to an officer of the Company, as compensation for consulting services. The two share issuances were for a combined total of 30,000 shares and each of the share issuances was made pursuant to a registration statement on Form S-8 under the Securities Act of 1933. Although the Company believes these shares were properly issued, a claim could be made that issuance of the shares constituted an illegal public offering because the Company was a “shell company” at the time. Shell companies [i.e. companies which have no or nominal operations and either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets] are not eligible to use Form S-8 for registration under the Securities Act of 1933. If either of these transactions did violate federal securities laws, subsequent purchasers of the shares may have claims against us for damages or for rescission of their purchase transaction and recovery of the full subscription price paid, together with interest. As of the date of this annual report, no one has made or threatened any claim against us alleging violation of the federal securities laws. In the event such claims were successfully asserted there is no assurance that we would have sufficient funds available to pay and it is likely that we would be required to use funds currently designated as working capital for that purpose. That would substantially reduce the amount of working capital available for other purposes and, in that event, we could be forced to cease or discontinue certain operations and to liquidate certain assets to pay our liabilities, including, but not limited to, rescission claims.

Cash Used in Operating Activities

Cash used in operating activities increased to $940,000 for the three months ended May 31, 2007 compared to $856,000 for the three months ended May 31, 2006. The cash used in operating activities was primarily for general and administrative expenses and exploration costs .

Cash Used in Investing Activities

The Company used cash of $25,152 for purchase of equipment for the three months ended May 31, 2007 compared to cash used of $2,000 for the three months ended May 31, 2006.

Financing Activities

Cash provided by financing activities decreased to $975,000 for the three months ended May 31, 2007 compared to $2,471,000 for the three months ended May 31, 2006. All cash provided by financing activities was provided by convertible debt, exercise of warrants and share issuances. Cash provided by financing activities was used to fund our operating and investing activities.

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

During the quarter ended May 31, 2006, the Company issued a total of $2,265,500 convertible debentures. The convertible debentures, with principal and accrued interest at 7% per year were convertible into $25,000 units at the option of the holder. Each unit consisted of a warrant to purchase 25,000 of the Company’s shares of common stock at $1.00 and $25,000 of debt, which may be converted to shares of common stock at $0.50 per share and is exercisable until April 30, 2008. In addition, the warrants are redeemable by the Company, at $0.01 per share, in the event the Company’s common stock closes with a bid price, on average, over $3.00 per share for a consecutive 20-day period. Further, under the terms of the debenture, until May 2007, the Company is prohibited from effecting or entering into an agreement to affect any subsequent financing involving a “Variable Rate Transaction” The term Variable Rate Transaction means a transaction in which the Company issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of common stock at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities.

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

The amount of our convertible debt outstanding at May 31, 2007 was $nil compared to $nil at February 28, 2007 and $2,917,500 at May 31, 2006.

Subsequent to May 31, 2007, the Company received proceeds of $665,000 on exercise of 815,000 warrants. In addition, we also issued a promissory note for $70,000 to a party with a vested interest in the Company. The promissory note bears no interest, no due date and no terms of repayment.

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

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at May 31, 2007, the Company had working capital deficiency of $1,235,000 (May 31, 2006 -

$2,061,000 working capital) and an accumulated deficit during the exploration stage of $28,279,000 (May 31, 2006 - $21,940,000). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 4.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.    EXHIBITS

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

4.1
Registration Agreement dated April 20, 2004, by and among Sunburst Acquisitions IV, Inc., and each of the purchasers in a private placement of shares of Sunburst (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.)

4.2
Promissory Note between Sunburst Acquisitions IV, Inc. and Minera Rio Tinto S.A. de C.V. in the amount of $ 57,500 dated January 9, 2004 (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2004).

4.3
Promissory Note between Sierra Minerals and Mining, Inc. and Minera Rio Tinto S.A. de C.V. in the amount of $ 167,500, dated May 3, 2004 (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2004).

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

4.6
Transaction Fee Agreement dated April 22, 2004 between Sunburst Acquisitions IV Inc. and T.R. Winston & Company LLC (Herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006).

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

10.19
Agreement to Extend August Payment Due Date, entered into on July 18, 2006 by Minera Rio Tinto and Sunburst de Mexico (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.

10.20	Amended Agreement with G.M. Capital Partners Ltd. dated August 31, 2006 (herein incorporated by reference to the Current Report on Form 8-K dated August 31, 2006 and filed on September 21, 2006.

10.21
Letter Employment Agreement with Matthew Wunder, dated August 15, 2006 (herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006.

10.22
Original Agreement between MRT and Corporativo Minero dated 2004 concerning the Cieneguita Property (herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006.)

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

14.1	Code of Ethics (herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006.)

16.1	Responsive letter of Comiskey & Co. (herein incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2004.)

21.1	Subsidiaries of the Registrant (herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006.)

31.1	Certification of Chief Executive Officer and Chief Financial Officer of Mexoro Minerals Ltd. pursuant to Rule 13a-14(a)/15d-14(a). *

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Mexoro Minerals Ltd. pursuant to 18 U.S.C. Section 1350. *

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEXORO MINERALS LTD.

By: /S/ Robert Knight
Robert Knight, President, Chief Financial Officer and Director
Date: July 16, 2007