Form 10QSB
period 2007-08-31
MEXORO MINERALS LTD
filed 2007-10-15
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended August 31, 2007

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

MEXORO MINERALS LTD.
(Formerly Sunburst Acquisitions IV, Inc.)
(Exact name of small business issuer as specified in its charter)

Colorado	0-23561	84-1431797
(State or other jurisdiction of incorporation)	Commission file number	(IRS Employer Identification No.)

C. General Retana #706 Col. San Felipe, Chihuahua, Chih., Mexico	C.P. 31203
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (800) 661-7830

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes____ No X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ___ No ___

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,071,101 at Oct 9, 2007.

Transitional Small Business Disclosure Format (Check one):
Yes __ No X

MEXORO MINERALS LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)

AUGUST 31, 2007

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited) (Expressed in U.S. Dollars)

	August 31, 2007 (Unaudited)	February 28, 2007 (Audited)
Assets
Current
Cash and cash equivalents	$46,354	$13,148
Accounts receivable	187,085	165,897
Prepaid expenses	105,639	173,857
	339,078	352,902

Equipment (note 4)	366,448	351,335

Total assets	$705,526	$704,237

Liabilities
Current
Accounts payable and accrued liabilities	$993,672	$263,145
Current portion of loans payable (note 7)	44,799	25,400
Promissory notes (note 6)	577,099	109,337
	1,615,570	397,882

Loans payable (note 7)	67,344	36,863

Total liabilities	1,682,914	434,745

Stockholders’ Deficiency
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 8)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 22,901,101 (2007 - 21,036,102) (note 9)	20,569,253	19,304,277
Additional paid-in capital	10,375,474	8,702,096
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(29,929,733)	(25,731,407)
Other comprehensive income (loss)	11,045	(2,047)
Total stockholders’ equity (deficiency)	(977,388)	269,492
Total liabilities and stockholders’ equity (deficiency)	$705,526	$704,237

Going concern (note 3)
Commitments (notes 5, 10, 11 and 13)
Subsequent events (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations and Deficit
(Unaudited) (Expressed in U.S. Dollars)

	Three Months Ended		Six Months Ended		Period from Inception of Exploration Stage (March 1, 2004)
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006	To August 31, 2007

Expenses
General and administrative	$356,858	$227,472	$1,292,123	$797,760	$3,301,761
Stock-based compensation (note 10)	735,670	735,250	1,673,378	1,222,500	4,940,584
Mineral exploration (note 5)	564,358	352,237	1,232,634	604,498	16,798,056
Impairment of mineral property costs	-	-	-	-	1,089,498

Operating loss	(1,656,886)	(1,314,959)	(4,198,135)	(2,624,758)	(26,129,899)
Other income (expenses)
Foreign exchange	2,938	-	2,938	-	2,938
Interest expense	-	(15,532)	-	(2,320,973)	(3,940,087)
Interest income	3,228	18,063	(3,129)	24,118	(3,129)
Gain on settlement of debt	-	-	-	7,259	140,444

Net loss	(1,650,720)	(1,312,428)	(4,198,326)	(4,914,354)	(29,929,733)
Accumulated deficit, beginning	(28,279,013)	(21,940,299)	(25,731,407)	(18,338,373)	-
Accumulated deficit, ending	$(29,929,733)	$(23,252,727)	$(29,929,733)	$(23,252,727)	$(29,929,733)

Other comprehensive income
Foreign exchange gain (loss) on translation	(2,834)	1,707	13,093	(30,905)	11,045

Total comprehensive loss	$(1,653,554)	$(1,310,721)	$(4,185,233)	$(4,945,259)	$(29,918,688)

Total loss per share - basic and diluted	$(0.07)	$(0.07)	$(0.19)	$(0.30)	$-

Weighted average number of shares of common stock - basic and diluted	22,372,008	18,882,406	21,767,370	16,521,139	-

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited) (Expressed in U.S. Dollars)

	Six Months Ended		Period from Inception of
	August 31, 2007	August 31, 2006	Exploration to August 31, 2007
Cash flows from operating activities
Net loss	$(4,198,326)	$(4,914,354)	$(29,929,733)
Adjustments to reconcile net income (loss) to net cash flows
Write off of note receivable	-	-	57,500
Acquisition of resource properties for stock	-	-	13,065,000
Issuance of shares for consulting services	-	-	90,000
Depreciation	31,575	3,049	56,504
Discount on convertible debenture	-	-	175,000
Non-cash component of gain on settlement of debt	-	-	(182,259)
Stock-based compensation	1,673,378	1,222,500	6,463,583
Beneficial conversion feature	-	2,265,500	3,717,500
Prepaid expense	71,917	48,269	(95,461)
Accounts receivable	(15,692)	(87,884)	(173,383)
Customer deposits	-	-	(44,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	724,243	102,509	972,454
Cash used in operating activities	(1,712,905)	(1,360,411)	(5,718,767)
Investing activity
Purchase of property and equipment	(35,394)	(90,308)	(411,658)
Cash used in investing activity	(35,394)	(90,308)	(411,658)
Financing activities
Proceeds from loans payable	47,685	-	123,033
Proceeds from notes payable	465,088	-	1,027,888
Proceeds from convertible debentures	-	2,240,500	3,692,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	1,264,976	50,000	1,314,976
Repayment of loans payable	-	-	(13,085)
Repayment of notes payable	-	-	(178,500)
Repayment of convertible debentures	-	-	(530,000)
Stock subscriptions	-	(170,000)	170,000
Issuance of common stock	-	375,000	477,109
Cash provided by financing activities	1,777,749	2,495,500	6,161,921
Net change in cash	29,450	1,044,781	31,496
Effect of foreign currency translation on cash	3,756	9,802	(7,219)
Cash and cash equivalents, beginning	13,148	479,530	22,077
Cash and cash equivalents, ending	$46,354	$1,534,113	$46,354
Supplemental cash flow information
Interest paid	$-	$55,473	$162,157
Common stock issued on conversion of debt	-	2,917,500	3,217,500
Common stock issued on settlement of notes payable	-	412,800	412,800
Shares issued for services	-	-	90,000

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2007
(Unaudited) (Expressed in U.S. Dollars)

1.	BASIS OF PRESENTATION

Mexoro Minerals Ltd. ("Mexoro" or the “Company”) was incorporated in the state of Colorado on August 27, 1997 and on February 15, 2006 its name was changed to Mexoro Minerals Ltd. The Company was formed to seek out and acquire business opportunities. Between 1997 and 2003, the Company was engaged in two business acquisitions and one business opportunity, none of which generated a significant profit or created sustainable business. All were sold or discontinued. Currently, the main focus of the Company’s operations is in Mexico.

The Company had previously been pursuing various business opportunities and, effective March 1, 2004, the Company changed its principal operation to mineral exploration. Accordingly, as of March 1, 2004 the Company is considered an exploration stage company.

On May 25, 2004, the Company completed a share exchange transaction with Sierra Minerals and Mining, Inc. (“Sierra Minerals”), a Nevada corporation, which caused Sierra Minerals to become a wholly-owned subsidiary of the Company. Sierra Minerals held certain rights to properties in Mexico that the Company now owns or has an option to acquire. Through Sierra Minerals, the Company entered into a joint venture agreement with Minera Rio Tinto, S.A. de C.V. (“MRT”), a company duly incorporated pursuant to the laws of the United Mexican States, which is controlled by an officer of the Company. In August 2005, the Company cancelled the joint venture agreement in order to directly pursue the mineral exploration opportunities through a wholly-owned Mexican subsidiary, Sunburst Mining de Mexico S.A. de C.V. (“Sunburst de Mexico”). On August 25, 2005, Sunburst de Mexico, Mexoro and MRT entered into agreements providing Sunburst de Mexico the right to explore and exploit certain properties in Mexico. In December 2005, the Company and Sunburst de Mexico entered into a new agreement with MRT (note 5). On January 20, 2006, Sierra Minerals was dissolved.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending February 29, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended February 28, 2007.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2007
(Unaudited) (Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Recent accounting pronouncements

(i)
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

(iii)
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including adjustment for risk, not just the company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2007
(Unaudited) (Expressed in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

(a) Recent accounting pronouncements (continued)

(iv)
In July 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, and also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

(v)
On February 15, 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under US GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of the adoption of SFAS 159.

3.	GOING-CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at August 31, 2007, the Company had working capital deficiency of $1,276,492 (February 28, 2007 - working capital deficiency of $44,980) and a cumulative loss during the exploration period of $29,929,733 (February 28, 2007 - $25,731,407). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to reduce its cumulative loss through the attainment of profitable operations, from its investment in planned Mexican mining ventures (note 5). In addition, the Company has conducted private placements of convertible debt and common stock (note 9), which have generated a portion of the initial cash requirements of its planned Mexican mining ventures (note 5).

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2007
(Unaudited) (Expressed in U.S. Dollars)

4.	EQUIPMENT

	August 31, 2007			February 28, 2007
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Software	$15,764	$4,051	$11,713	$15,521
Machinery	196,075	9,145	186,930	213,219
Vehicles	152,989	23,907	129,082	87,747
Computers	29,426	6,041	23,385	19,202
Office equipment	16,876	1,538	15,338	15,646
	$411,130	$44,682	$366,448	$351,335

5.	MINERAL PROPERTIES

  The Company incurred exploration expenses as follows in the six months ended August 31, 2007:

	Cieneguita	Sahuayacan	Guazapares	San Antonio	San Francisco	Encino Gordo	Total

Drilling and sampling	$-	$324,834	$116,691	$-	$-	$-	$441,525
Geological, geochemical, geophysics	16,500	83,169	17,223	-	-	42,739	159,631
Land use permits	17,810	51,374	7,680	400	30,530	1,886	109,680
Automotive	3,523	47	718	-	-	-	4,288
Travel	18,082	15,201	18,040	-	-	3,411	54,734
Consulting	143,020	30,026	71,517	-	-	5,124	249,687
Equipment	68,901	-	11,201	-	-	786	80,888
General	107,488	-	25,942	-	-	(1,229)	132,201
	$375,324	$504,651	$269,012	$400	$30,530	$52,717	$1,232,634

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2007
(Unaudited) (Expressed in U.S. Dollars)

5. MINERAL PROPERTIES (continued)

The Company incurred exploration expenses as follows in the six months ended August 31, 2006:

	Cieneguita	Sahuayacan	Guazapares	San Francisco	Encino Gordo	Total

Geological, geochemical, geophysics	$45,875	$-	$353	$-	$-	$46,228
Land use permits	88,327	33,639	10,010	20,685	24,743	177,404
Automotive	34,768	3,011	2,515	-	-	40,294
Travel	9,599	3,626	5,302	-	-	18,527
Consulting	110,556	23,603	13,434	-	-	147,593
Equipment	7,933	7,263	1,613	-	-	16,809
General	133,029	21,244	3,370	-	-	157,643
	$430,087	$92,386	$36,597	$20,685	$24,743	$604,498

Since May 2004, the Company has held interests in exploration properties in Mexico.

In August 2005, the Company formed its wholly-owned subsidiary, Sunburst de Mexico, which allowed the Company to take title to the properties into the name of Sunburst Mexico. On August 25, 2005 the Company entered into property agreements with MRT, which provided Sunburst Mexico options to purchase the mineral concessions of the Cieneguita and Guazapares properties and the right of refusal on two Encino Gordo properties. The Company also entered into an exploration and sale agreement, in October 2006, with Minera Emilio S.A. de C.V. (“Minera Emilio”) for mineral concessions of the Sahauyacan Property.

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

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2007
(Unaudited) (Expressed in U.S. Dollars)

5. MINERAL PROPERTIES (continued)

The material provisions of the property agreements are as follows:

Cieneguita

MRT assigned to Sunburst de Mexico, with the permission of the Cieneguita owner, Corporativo Minero, S.A. de C.V. (“Corporativo Minero”), all of MRT’s rights and obligations acquired under a previous agreement, the Cieneguita option agreement, including the exclusive option to acquire the Cieneguita Property for a price of $2,000,000. As the Cieneguita Property was not in production by May 6, 2006, Sunburst de Mexico was required to pay $120,000 to Corporativo Minero to extend the contract. Corporativo Minero agreed to reduce the obligation to $60,000, of which $10,000 was paid in April 2006 and the balance paid on May 6, 2006. The Company made this payment to Corporativo Minero so the contract has been extended.

The Company has the obligation to pay a further $120,000 per year for the next 13 years and the balance of the payments in the 14th year, until the total of $2,000,000 is paid. The Company did not make the required payment due May 6, 2007, as required by the written agreement. This payment is currently in default. The Company is re-negotiating the terms of the agreement.

In the alternative, if the Cieneguita Property is put into production, of which there is no guarantee, the Company must pay the Cieneguita owners $20 per ounce of gold produced, if any, from the Cieneguita Property to the total $2,000,000 due. In the event that the price of gold is above $400 per ounce, the property payments payable to the Cieneguita owners from production will be increased by $0.10 for each dollar increment over $400 per ounce. The total payment of $2,000,000 does not change with fluctuations in the price of gold. Non-payment of any portion of the $2,000,000 total payment will constitute a default. In such case, the Cieneguita owners will retain ownership of the concessions, but the Company will not incur any additional default penalty. MRT retained no interest in the Cieneguita Property.

Guazapares

MRT assigned to Sunburst de Mexico, with the consent of the Guazapares Property owner Compañía Minera, S.A. de C.V. (“Compañía Minera”), MRT’s rights and obligations concerning the Guazapares Property, including the exclusive option, for a term of four years, to purchase seven of the Guazapares Property concessions upon payment of $810,000. The total payments for the Company to acquire and retain 100% ownership of all eight concessions are as follows: October 31, 2006 - $60,000 (this payment date was extended to February 28, 2007, then to May 31, 2007 and then to August 31, 2007- see below), August 2, 2007 - $140,000 (see below), August 2, 2008 - $110,000 and August 2, 2009 - $500,000.

Subsequent to August 31, 2007, the Company reached an agreement with MRT to defer any and all Guazapares payments owing to MRT (see note 15(b)).

In return, Sunburst de Mexico granted MRT a 2.5% net smelter rate (“NSR”) and the right to extract from the Guazapares Property up to 5,000 tons per month of rock material; this right will terminate on exercise of the option to purchase the Guazapares Property concessions. Otherwise, MRT retained no interest in the Guazapares Property.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2007
(Unaudited) (Expressed in U.S. Dollars)

5. MINERAL PROPERTIES (continued)

San Francisco (Guazapares)

MRT assigned to Sunburst de Mexico, for a term of 60 months, commencing from June 25, 2004 (the “Option Period”), with the consent of the San Francisco concessions owner Minera Rachasa, S.A. de C.V. (“Minera Rachasa”), MRT’s rights and obligations acquired under the San Francisco option agreement, including the option to purchase the San Francisco concessions for a price of $250,000 on June 25, 2009.

To maintain the option, Sunburst de Mexico assumed the obligation to pay to the San Francisco owner cumulative annual payments totaling $90,000. The payments are: $20,000 on June 25, 2006 (paid); $30,000 on June 25, 2007 (paid); and $40,000 on June 25, 2008.

If the option is exercised prior to the expiration of the Option Period by payment of the purchase price of $250,000; the obligation to pay the annual payments will be terminated. MRT and the San Francisco owner reserved a combined 2.5% NSR. MRT reserved no other rights on the San Francisco concessions.

San Antonio (Guazapares)

MRT assigned to Sunburst de Mexico, with the consent of the San Antonio concessions owner (Rafael Fernando Astorga Hernández), MRT’s rights and obligations acquired under the San Antonio option agreement, including the option to purchase the San Antonio concessions for a total price of $500,000, commencing on January 15, 2004, the signing date of the San Antonio option agreement, and due on January 15, 2010.

To maintain the option, Sunburst de Mexico assumed the obligation to pay to the San Antonio owner cumulative annual payments. The remaining payments are: $30,000 on January 15, 2007 (paid), $50,000 on January 15, 2008 and $50,000 on January 15, 2009.

If the option is exercised prior to the expiration of the option period by payment of the purchase price; the obligation to pay the annual payments will be terminated. The San Antonio owner reserved the right to extract from the San Antonio concessions up to 50 tonnes per day of rock material; this right will terminate on the date of the exercise of the option. MRT and the San Antonio owner reserved a combined 2.5% NSR to be paid to them. MRT reserved no other rights on the San Antonio concessions.

Encino Gordo

Sunburst de Mexico purchased two of the Encino Gordo concessions from MRT for a price of 1,000 pesos (approximately U.S. $100), and MRT assigned to Sunburst de Mexico a first right of refusal to acquire three additional Encino Gordo concessions. The total payments to acquire 100% of these three additional concessions are as follows: $10,000 on June 30, 2006 (paid); $25,000 on December 31, 2006 (paid), $50,000 on December 31, 2007, $75,000 on December 31, 2008 and $100,000 on December 31, 2009.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2007
(Unaudited) (Expressed in U.S. Dollars)

5. MINERAL PROPERTIES (continued)

Sahauyacan

On October 24, 2006, Sunburst de Mexico entered into an exploration and sale option agreement of mining concessions with Minera Emilio for mineral concessions of the Sahauyacan Property. Minera Emilio granted the Company the exclusive right to conduct exploration on the Sahauyacan Property and the Company must pay $282,000 in the following manner: $20,000 on date of signing agreement (paid); $10,000 due December 1, 2006 (paid); $2,500 per month effective from August 21, 2006 to July 21, 2007, for a total of $30,000 (paid); $3,500 per month effective from August 21, 2007 to August 21, 2008 for a total of $45,500; $5,000 per month effective September 21, 2008 to July 21, 2011 for a total of $175,000 and $1,500 on August 21, 2011.

On December 8, 2005, the Company and Sunburst de Mexico entered into a “New Agreement” with MRT to exercise their option under the sale and purchase of mining concessions agreement, dated August 18, 2005, to obtain two mining concessions in the Encino Gordo region. The New Agreement also provided the Company the option to obtain three additional concessions in the Encino Gordo region. These properties are located in the state of Chihuahua, Mexico.

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

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2007
(Unaudited) (Expressed in U.S. Dollars)

6.	PROMISSORY NOTES

As at August 31, 2007, the Company had $106,050 (February 28, 2007 - $109,337) promissory notes outstanding to related parties that bear no interest with no due date and no terms of repayment (see note 12).

7.	LOANS PAYABLE

As at August 31, 2007 there were loans payable in the amount of $112,143 of which $44,799 is a current liability and $67,344 is a long-term liability. The loans are repayable in monthly instalments of $4,811 including interest ranging from 10.24% to 15.6% per annum and are secured by specified automotive equipment.

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

In the six months ended August 31, 2007, the Company issued 1,000,000 shares of common stock on the exercise of 1,000,000 warrants where each warrant was exercisable into shares of common stock at the price of $0.50 per share. The warrants were to expire on June 30, 2007.

In the six months ended August 31, 2007, the Company issued 399,999 shares of common stock on the exercise of 399,999 warrants where each warrant was exercisable into shares of common stock at the price of $0.75 per share. The warrants were to expire on December 31, 2007.

In the six months ended August 31, 2007, the Company issued 465,000 shares of common stock on the exercise of 465,000 warrants where each warrant was exercisable into shares of common stock at the price of $1.00 per share. The warrants were to expire on April 30, 2008.

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

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2007
(Unaudited) (Expressed in U.S. Dollars)

9.  COMMON STOCK (continued)

On April 3, 2006 and May 31, 2006 the Company issued 550,000 and 200,000 shares of common stock, respectively, pursuant to a private placement unit offering. Units consisted of one share of common stock and one-half of one warrant. Each full warrant entitles the investor to purchase an additional share of the Company’s common stock at a price of $1.00 per share and is exercisable until April 30, 2008.

On March 4, 2006, the Company agreed to issue 1,651,200 shares of common stock at a price of $0.25 per share to settle $412,800 in promissory notes payable. On April 6, 2006, these shares were issued.

10.	STOCK COMPENSATION PROGRAM

On February 26, 2007 the board of directors approved the granting of stock options according to a Nonqualified Stock Option Plan (“NQSO Plan”). This stock option plan has the purpose (a) to ensure the retention of the services of existing executive personnel, key employees and directors of the Company or its affiliates; (b) to attract and retain competent new executive personnel, key employees, consultants and directors; (c) to provide incentive to all such personnel, employees, consultants and directors to devote their utmost effort and skill to the advancement and betterment of the Company, by permitting them to participate in the ownership of the Company and thereby in the success and increased value of the Company; and (d) allowing vendors, service providers, consultants, business associates, strategic partners, and others, with or that the board of directors anticipates will have an important business relationship with the Company or its affiliates, the opportunity to participate in the ownership of the Company and thereby to have an interest in the success and increased value of the Company.

This plan constitutes a single “omnibus” plan, but is composed of two parts. The first part is the NQSO Plan, which provides grants of nonqualified stock options. The second part is the Restricted Shares Plan (“Restricted Shares Plan”) which provides grants of restricted shares of Company common stock (“Restricted Shares”). The maximum number of shares of common stock that may be purchased under the plan is 6,000,000.

Pursuant to a consulting agreement between the Company and GM Capital Partners Inc. (“GM Capital”), signed January 31, 2006, the Company granted 5,000,000 warrants (Series A to E, see note 11). The consulting agreement provides for the provisions of financial public relations services from December 1, 2005 to November 30, 2007. The fair value of the 5,000,000 warrants totalled $3,898,000 and was determined using the Black-Scholes option pricing model using weighted averages: 2.38 year expected life of the warrants, a volatility factor of 152%, a risk-free rate of 5% and an assumed dividend rate of 0% The weighted average fair value of the warrant was $0.78 per warrant, while the weighted average stock price on the dates granted was $1.00. The fair value will be amortized over the 24-month term of the contract and the Company will record $487,250 as a stock-based compensation expense and an offsetting credit to additional paid-in capital every quarter until November 30, 2007.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2007
(Unaudited) (Expressed in U.S. Dollars)

10.  STOCK COMPENSATION PROGRAM (continued)

In the six months ended August 31, 2007, the Company awarded 1,635,000 options to purchase common shares (2006 - nil) and recorded stock-based compensation expense of $698,878 (2006 - $248,000). The weighted average fair value of each option granted for the six months ended August 31, 2007 was $0.33. The following weighted average assumptions were used for the Black-Scholes option-pricing model used to value stock options granted in 2007 and 2006:

	2007	2006
Expected volatility	69% - 73%	152%
Weighted-average volatility	72%	152%
Expected dividend rate	-	-
Expected life of options in years	3 - 10	10
Risk-free rate	4.61%	5.00%

There were no capitalized stock-based compensation costs at August 31, 2007 or August 31, 2006.

The summary of option activity under the stock option plan as of August 31, 2007, and changes during the period then ended is presented below:

Options	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at February 28, 2007	$0.54	930,000
Options granted	1.09	1,635,000
Options exercised	-	-
Options expired	$1.50	(20,000)

Balance at August 31, 2007	$0.89	2,545,000	8.73	$518,600

Exercisable at August 31, 2007	$0.65	1,182,500	8.11	$494,350

The weighted-average grant-date fair value of options granted during the six months ended August 31, 2007 and August 31, 2006 was $0.80 and $nil, respectively.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2007
(Unaudited) (Expressed in U.S. Dollars)

10.  STOCK COMPENSATION PROGRAM (continued)

A summary of the status of the Company’s nonvested options as of August 31, 2007, and changes during the six month period ended August 31, 2007, is presented below:

Non-vested options	Shares	Weighted-average grant-date fair value

Nonvested at February 28, 2007	200,000	$1.24
Granted	1,635,000	0.80
Vested	(472,500)	1.48

Nonvested at August 31, 2007	1,362,500	$0.89

As of August 31, 2007, there was an estimated $1,037,992 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the NQSO Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The actual amount of future stock-based compensation will be dependent on the Company stock price at future vesting dates.

11.	WARRANTS

As at August 31, 2007, the Company had a total of 6,352,501 (February 28, 2007 - 8,217,500) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 6,532,501 shares of common stock in the event that these warrants are exercised.

During the six months ended August 31, 2007, there were 1,864,999 warrants exercised for gross proceeds of $1,264,976.

The warrants include 1,000,000 Series A Warrants exercisable at $0.50 per share, 1,000,000 Series B Warrants exercisable at $0.75 per share, 1,000,000 Series C Warrants exercisable at $1.00 per share, 1,000,000 Series D Warrants exercisable at $1.25 per share and 1,000,000 Series E Warrants exercisable at $1.50 per share; of which all are exercisable at the option of the holder, have no redemption features, and are settled on a physical basis. The Series A Warrants were fully vested upon issuance. They are exercisable at any time following their issuance but will expire on June 30, 2007 to the extent they are not exercised. The remaining series of Warrants will become exercisable only at the time that the immediately preceding series has been fully exercised.

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

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2007
(Unaudited) (Expressed in U.S. Dollars)

11. WARRANTS (continued)

The Company has also issued 2,917,500 warrants exercisable at $1.00 each pursuant to the issuance of convertible debentures. These warrants expire on April 30, 2008, are redeemable by the Company, at $0.01 per share, in the event the Company’s common stock closes with a bid price, on average, over $3.00 per share for a consecutive 20 day period and are settled on a physical basis. On August 10, 2006, 50,000 warrants were exercised into 50,000 shares of common stock at a price of $1.00 per share. On August 15, 2006, 25,000 warrants were cancelled due to non-payment of funds with respect to a convertible debt subscription in the amount of $25,000.

The Company has also issued 375,000 warrants exercisable at $1.00 each pursuant to the issuance of a private placement unit offering (note 9). These warrants expire on April 30, 2008, are redeemable by the Company, at $0.10 per share, in the event the Company’s common stock closes with a bid price, on average, over $3.00 per share for a consecutive 20 day period and are settled on a physical basis.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price ($)

Balance, February 28, 2006	5,652,000	1.00
Issued	2,640,500	1.00
Cancelled	(25,000)	1.00
Exercised	(50,000)	1.00

Balance, February 28, 2007	8,217,500	1.00
Issued	-	-
Cancelled	-	-
Exercised	(1,864,999)	(0.68
Balance August 31, 2007	6,352,501	1.09

As at August 31, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

600,001	$ 0.75	December 31, 2007
1,000,000	$ 1.00	December 31, 2007
2,752,500	$ 1.00	April 30, 2008
1,000,000	$ 1.25	December 31, 2008
1,000,000	$ 1.50	December 31, 2008

6,352,501

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2007
(Unaudited) (Expressed in U.S. Dollars)

12.	RELATED PARTY TRANSACTIONS

For the six months ended August 31, 2007, the Company paid or accrued management fees of $298,597 (August 31, 2006 - $116,000) to certain officers and directors and to companies controlled by directors. The Company also paid or accrued $47,929 (August 31, 2006 - $23,776) to certain officers and directors and to companies controlled by directors for travel, office and other related expenses.

As at August 31, 2007, accounts payable of $36,876 (August 31, 2006 - $4,121) were owing to certain officers and directors of the Company and $91,771 (August 31, 2006 - $nil) was owing to companies controlled by directors. In addition, promissory notes of $106,050 (August 31, 2006 - $nil) were owing to a director and companies controlled by directors (note 6).

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

14.	SUBSEQUENT EVENTS

a)	Warrants

Subsequent to August 31, 2007, the Company received proceeds of $170,000 on exercise of 170,000 warrants.

b)	Guazapares property payments

On September 19, 2007, Sunburst de Mexico, Mexoro and MRT entered into an agreement to defer any and all property payments regarding Guazapares, currently owing to MRT and which would otherwise become due by December 31, 2007, until such time as Sunburst de Mexico and Mexoro have sufficient funds to make the payments, in the opinion of the disinterested directors of Mexoro and;

Mexoro agreed to issue 250,000 shares to MRT and/or assignees, in consideration for the deferral of any and all Guazapares property payments currently outstanding and those arising on or before December 31, 2007.

c)	Options granted

On September 1, 2007, the Company granted 105,000 stock options to employees of the Company. These options have an exercise price of $1.05 and a term of three years from the date of grant.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2, "Management's Discussion and Analysis or Plan of Operations" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

Overview

We are a start-up exploration stage company and have not yet generated or realized any revenues from our exploration projects, which commenced in May 2004. As of August 31, 2007 we had $46,354 in our bank account and do not have sufficient cash to maintain our operations after October 2007. Currently, officers of the Company are providing the necessary working capital to maintain our current operations. The funds coming from the officers are interest free loans with no terms of repayment and unsecured. The officers are committed to providing the necessary working capital for the Company to keep its operations going until October 2007, but they are not contractually obligated to do so. It is unlikely that the officers of our Company can contribute additional working capital after October 2007. If no additional capital is raised prior to the end of October 2007, we will most likely have to cease operations. Furthermore, if our exploration is successful, we will need to raise additional funds to meet our needs for additional exploration and/or production.

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. While we believe that we have raised sufficient funds in our private placement offering and loans from our officers to allow us to continue in business until October 2007, we may not be able to continue in business beyond that date unless we obtain additional capital. We have not generated any revenues, and no revenues are anticipated unless and until mineralized material is discovered on the properties in which we have an interest. We do not have any arrangements in place at this time to raise additional capital for the Company other than non-binding commitments from the officers of our company to provide working capital as needed.

For the 12 month period from September 2007 to August 2008, we will need to raise additional capital to maintain operations. We will need to raise a minimum of $540,000 for taxes and property payments and an additional $460,000 for general and administrative costs. This does not include any capital to execute our exploration programs as detailed below. The following table shows our contractual property payments that are due until August 2008:

Name	Date	Payment Type	USD
Cieneguita Property	May 2007	Property payment	$120,000
* this payment is in default

Guazapares Property	August 31, 2007	Property payment	$60,000
* extension agreement1 All Guazapares property payments due by December 31, 2007 have been deferred until, in the opinion of the disinterested directors of Mexoro, Sunburst de Mexico and Mexoro have sufficient funds to make the payments.	August 2, 2007	Property payment	$140,000
	January 15, 2008	Property payment	$50,000

Encino Gordo Property	December 31, 2007	Property payment	$50,000

Sahauyacan Property	August 21, 2007 -	Property payments	$3,500 per month
	August 21, 2008

Additionally, if our exploration during the twelve month period from September 2007 to August 2008 is successful, we will need to raise additional capital to fund those exploration programs. At this time, we cannot assess with any accuracy our total capital needs to fund an expanded exploration program beyond our basic program. We also anticipate that we will need to raise an additional $2,200,000 for the purchase of additional milling equipment and to build the plant site for our Cieneguita Property. We would anticipate raising the additional capital to maintain operations and to put the Cieneguita Property into production through the sale of our common stock or through debt financing. We do not have any sources of additional capital to fund our operations beyond October 2007. We also believe that we will not generate any revenues that would allow us to continue operations. If we are unable to raise additional capital through debt or equity beyond October 2007, it is most likely that we will have to cease operations and forfeit our properties as we would be unable to make the necessary property payments.

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

Plan of Operation

Summary

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. We do not have sufficient capital to fund our current exploration plans or to meet our monthly general and administrative costs. Our officers have committed to lend additional capital to the Company pursuant to non-interest bearing unsecured loans with no terms of repayment. The officers are under no contractual obligation to provide these funds. The funds should be sufficient to enable the Company to operate until the end of October 2007. After that time, we will neither have sufficient funds to continue our exploration plans nor funds for general administrative expenses. As a minimum, we will need to raise additional working capital to maintain basic operations. We would plan to raise those funds through the sale of equity or debt. At this time we do not have any sources to raise additional capital for the company and no assurance can be given that we will be able to find sources to raise additional capital. Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration ventures.

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

We are not involved in any research and development on our exploration properties. We have no known reserves on the Cieneguita property, but in anticipation of favourable results, we plan to put the property into production, subject to the availability of funding. As there is a high demand for mining and milling equipment, we have paid a deposit towards the purchase of milling equipment and anticipate building a processing plant at our Cieneguita Property over the next six months, assuming we can raise the necessary capital to proceed. In the event we purchase milling equipment and do not find sufficient ore reserves on the Cieneguita Property, we may lose all of our capital investment. In that event, we would try to re-sell the equipment we purchase, but no assurances can be given that we would be able to sell the equipment at a price to recover close to our original investment, or at all.

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

Such expenditures are dependent upon the size of the ore body, the grade of the ore and the type of mining required to extract any minerals that may be found. Regardless, we do not have enough capital available to us to make any such expenditure that would be required to put any mineral property into production, and we would have to raise additional capital or, if possible, enter into a joint venture for the production phase. If we were to form a joint venture, we cannot assess what our final position in the project would be. We do not have any sources of capital available to us at this time to fund such a project if one should be discovered.

We hired our current VP of Exploration on March 1, 2007. We also hired an office administrator for our office in Chihuahua. We hired one geologist at the end of August 2006, another geologist in January 2007 and two more geologists in August 2007 to work on our exploration programs. We do not expect any significant change in additional contractors to conduct exploration over the next 12 months. Other than the VP of Exploration and our three geologists, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors, we minimize our exposure to Mexican employment law, and all liabilities are undertaken by the third party contractors providing the services. We pay a flat rate to the third parties for their services.

In the event that we should find a mineable reserve, it is management’s intention to contract the mining and milling of ore reserves out to third parties. As we plan to put the Cieneguita Property into production in the next three months, we anticipate hiring one mine manager to oversee the work done by the third party contractors. We do not have any known reserves at this time.

Cieneguita Property

Based on the data obtained from the previous exploration programs and mining records from Glamis Gold Ltd. (“Glamis Gold”), our exploration program, planned until the end of December 2007, on the Cieneguita Property will focus mainly on identifying mineralized zones of economic grade to allow for the property to be put into production as an open pit heap leach mine. The following steps summarize the exploration we have done to date on the Cieneguita Property, as well as our plans.

1.     Phase 1 Exploration.

Budget:     We expected the phase 1 exploration program to cost approximately $200,000. From January 2006 to February 2007 we spent approximately $400,000, double the budgeted amount, on the phase 1 exploration of this project. Of this, $300,000 was spent on the trenching, sampling and assaying on the property. We also spent approximately $50,000 on column testing to determine the leachability of the ore. The balance of the funds was spent in wages, camp costs and general administrative costs. The funds that were expended came from our general working capital. We have recently completed additional column testing to determine the leachablity of the ore. The cost for these additional tests was approximately $25,000. The funds required for these additional tests came from general working capital.

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

The other half of the sample was used to complete column tests to determine the leachability of the precious metals from the rock. In this test, the ore was placed in PVC tubes and different mixtures of a cyanide solution were dripped over the top of the columns at different flow rates. The results from these tests will help determine the most effective solution to be used on the heap leach pads on the property. These tests were done by qualified geologists employed by MRT as part of our former office rental package costs. The tests were scientifically conducted and monitored for quality control and efficacy. These tests were done to ensure that the metallurgy of the minerals allows for economic recovery of the precious metals using a cyanide heap leach process. The results of the column test indicate that up to 98% of the gold contained in the ore samples we took could be recovered from the ore, if the ore is leached for a long enough period. Under actual mining production conditions in the field, though, we would anticipate that the economic recovery levels of the ore would be approximately 70% to 75% recovery of gold from the ore. The cost of the cyanide needed to produce the additional gold above the 85% level outweighs the value of the gold recovered. We cannot guarantee that we would be able to achieve this level of recovery. This is not an estimate of reserves on the property. Additional tests will be needed to determine the most effective crush size of the ore, the most cost effective flow rates of the cyanide and most economical leaching time to be undertaken if we should ever put the property into production. We hope that these tests will help us optimize the potential for extracting precious metals from the ore for the mining operation.

We have received the results of the sampling programs and after review of the material, including the results of our column tests, management has determined that it is warranted to continue exploration on the property in phase 2 to delineate ore grade material for a heap leach open pit mining operation. We do not intend to implement a feasibility study for the property.

2.     Phase 2 Exploration

Budget:      Under the direction of our VP of Exploration, we commenced phase 2 of our exploration program in April 2007, which was completed in July 2007. We budgeted $585,000 for the phase 2 exploration; including $50,000 for an additional geochemical sampling program and $50,000 for general administrative expenses. We have spent a total of $450,000 as of July 2007 on this phase of exploration.

Milestones:    The phase 2 exploration was designed to identify new veins and/or mineralized zones. The geological mapping and sampling activities carried out within phase 2 of the exploration program at Cieneguita has resulted in the discovery of high grade gold zones in three different locations along Cieneguita’s mineralized body. The three new high grade gold locations have been identified just on the outlined limit of the known mineralized body opening the potential to the southeast in the Pit 1 South area, to the north in the Central area and to the north in the Pit 2 area, respectively.

According to our VP of Exploration, the results from the last mapping and sampling campaign provided evidence that the potential for the discovery of new areas with gold grades still remains open as shown by the discovery of the Pit 1 South, Central and Pit 2 North areas. This exploration program consisting of detailed mapping and sampling on these three newly discovered zones was completed in August 2007.

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

3.      Phase 3 Exploration

Budget:  We budgeted $570,000 for the cost of a 3,000 meter drilling program, including assaying and supervision. We do not have a definite date for the commencement of this drill program as drilling rigs are difficult to obtain for exploration. As soon as the company is able to secure a drill rig, we plan to implement our drilling program, subject to available funding.

Milestones:   The objectives for phase 3 of the exploration plan are to initiate a drill program and to continue the trenching program from phase 2 of the exploration plan in order to further delineate the oxide ore mineralization and define and plan where to mine the ore. We have completed phase 2 of the exploration plan.

Subject to the recommendation of our VP of Exploration, we may initiate a drill program consisting of 1,000 meters of reverse circulation drilling. At this time, there is a high demand for drill rigs and we cannot predict with any accuracy the timing to start the drilling program. Once we receive a rig, we anticipate the drilling program will take approximately one month, with assay results available one month later. The funds for this drilling program will come from general working capital on hand. At the moment, though, we do not have funds on hand to initiate this drilling program. If and when we start drilling, we hope that the results from this program will help us to better delineate the mineralization of the oxide zone and provide an ore reserve calculation. We do not intend to implement a feasibility study for the property in this phase of exploration. Six of the drill holes will be drilled to a depth of 200 meters to test the sulphide potential of the mineral system. The use of these deep holes will help us determine if there is an extension to the oxide mineralization in the underlying sulphides. Our on-site geologist will determine where the holes are to be drilled based on our earlier exploration and mapping of the property. We are currently negotiating with several contractors to secure the use of a drill to undertake our drill program. To date, we have not found a contractor able to supply drills to meet our time schedule. We cannot, with any certainty, predict when a drill rig may become available to us. The unavailability of such drill rigs could hamper our exploration plans, but management believes that we can generate sufficient information from the trenching program, to mine the oxide mineralization on the property. We have not determined any known reserves on this property to date.

Even though the rock is fractured, the objective of the drill program will be to provide us with accurate information to make an ore calculation of the grade of the ore and the size of the mineralized zones.

One of the main purposes of this phase of exploration is to delineate the mineralized ore body and map the grade of the mineralization, which will allow us to refine our plan to put the property into production. If the exploration program does not provide us with the results we deem necessary to continue exploration, then, on a recommendation from our senior geologist, or our VP of Exploration and managements’ concurrence on his findings, we will cease exploration on the property and any plans to put the property into production. If no further exploration is warranted, then we will discontinue any payments to the concession holders and allow our option to lapse. We will also then try to sell the mining equipment we recently purchased. If we allow the option to lapse, we will be obligated, by the Mexican Government, to complete some reclamation work on the property of approximately $50,000. These funds would come from the bond we have already paid to the government in the amount of $67,000. Any funds not expended on reclamation would be returned to us by the Government. All of the money that we had invested in the exploration of the Cieneguita Property could be lost.

We have three geologists working full time on the Cieneguita Property and they will continue to do so through December 2007, subject to availability of funding and subject to exploration results justifying the expenditure. If the results do not warrant further work, we plan to move the geologists to one of our other properties to continue exploration on those properties.

4.     Cieneguita Mine Design

Budget:  We budgeted $50,000 from general working capital to create the mine design for the Cieneguita Property. The mine design has been completed and cost approximately $50,000. We paid for the work from our general working capital.

Milestones:   Concurrently, with phase 2 of the exploration plan, we implemented our plan to put the Cieneguita Property into production. The mine design will help determine where and how we will mine the Cieneguita Property. We plan to put the mine into production by the end of December 2007, if we find available funding.

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

The mine design calls for the mining operation to be run by a third party contractor, who will charge the company a flat fee per tonne of rock that is moved. It is estimated by the engineer designing the mine that the cost per tonne of rock moved from the property to the mill site will be approximately $1.30 per tonne of rock. This fee is only an estimate, as no contractor at this time has been engaged to mine the mineralized ore nor provided us with a firm quote on the cost of mining. The actual cost of mining the ore may be much higher, and no assurance can be given as to the actual cost at this time. The engineering firm designing the mine has stated that one of the key objectives at this stage of the mining operation will be grade control. Because our sampling to date has shown that the gold mineralization is not consistent through out the ore, it will be imperative that our on-site geologist directs the contractors where to mine the ore. The geologist will need to work daily using the interpretation from the results of our drilling program and will need to take samples of the rock and assay them on-site to determine where the contractor should extract ore for the next day. The proper grade of ore shipped to the milling site is imperative to ensure a profitable operation. If the head grade is too low, we will not recover enough gold from the rock to maintain a profitable operation. Conversely, a head grade of ore that is too high will shorten the life of the mine. We are estimating that the total cost of mining and milling the ore will be approximately $15 per tonne. If the price of gold fluctuates up or down we may have to adjust our cut off grade, which is currently 1.5 grams per tonne and this will affect the over all life of the mine.

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

We have identified and negotiated the purchase of a second hand crusher suitable for our type of operation and for the size of rock we will be mining. We also have, onsite and ready for construction, the conveyor belts we will need for all phases of the milling operation. The conveyor belts were manufactured in Chihuahua and have been assembled at the Cieneguita mine site. We have identified and purchased a second hand agglomorator, a used stacker and used carbon columns and pumps suitable for the milling stage.

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

Guazapares Property

1.     Phase 1 Exploration

Budget:  Concurrently with the exploration of the Cieneguita Property, we budgeted approximately $668,000, which includes $596,000 for a drilling program, of our general working capital for exploration on our

Guazapares Property, to December 2007. Of this amount, we spent approximately $100,000 from March 2006 through to the end of December 2006 for phase 1 of the exploration plan. Approximately $351,000 was spent on this property from January 2007 to August 2007. These funds came from our general working capital.

Milestones:   The goals of phase 1 of the exploration plan on the Guazapares Property were to collect rock samples and complete the mapping of the property. This phase has been completed. Management has determined that further exploration is warranted so we have begun phase 2 of the exploration plan, as described below.

We have one full time geologist working on the Guazapares Property collecting rock samples and mapping the property. The goal for this phase was the completion of mapping on the property at a scale of 1:5,000. Rock samples were taken from the property and were sent to ALS Chemex in Chihuahua for chemical analysis and assaying. The sampling protocol followed the best mining practices. The results from phase 1 of the exploration plan were to determine whether subsequent exploration was warranted and if a drill program should be commenced. Phase 1 of work included reviewing available data to create a structural mineralization framework. We also mapped the topography and sampled the entire underground workings along the main level of the San Antonio area. The distribution of the veins, lithology and alteration were also mapped. We have received the results from this phase 1 of exploration. Management reviewed the results of this phase and determined, based on a recommendation from our lead geologist on the property, to continue with phase 2 of the exploration plan.

2.     Phase 2 Exploration

Budget:  We budgeted $100,000 from the total of $668,000 for phase 2 of the exploration plan. Of this, $50,000 was budgeted for specific sampling and trenching in the San Francisco concession area. These funds came from general working capital of the company.

Milestones:   The goals of phase 2 of the exploration plan were to conduct more detailed geological mapping, rock sampling and sample trenches in order to define the structural framework of the mineralized zone to facilitate a drilling program, if warranted. This phase commenced in February 2007 and was completed at the end of June 2007.

The information from phase 2 of the exploration plan has been reviewed by our senior geologist and VP of Exploration and they have made a recommendation to management that further exploration is warranted. Four drilling targets were identified as part of this mapping process: San Antonio, San Francisco, El Cantilito, and Montana de Oro. A 3,000 to 4,000 meter drilling program has been planned and implemented to test the three main areas: San Antonio, San Francisco and El Cantilito. We will continue to conduct phase 3 of our exploration plan, subject to availability of funding.

3.     Phase 3 Drill Program

Budget:  We estimate that the initial drill program expenditure will be $596,000 (the balance of the $668,000 budgeted for the property). We are in the process of raising additional capital through the sale of equity or debt to fund the drilling program, as only a small portion of the funds budgeted are left in our general working capital to initiate the program.

Milestones:   The goal of phase 3 of the exploration drill program is to gather information to determine if we should put the property into production.

We are currently in the drilling phase of the exploration program. This phase commenced in July 2007 and we have drilled four holes to date of a 20 hole program. This phase is to last approximately three months and drilling is to advance 200 meters per week. Once the drill program is completed, the results will take approximately 30 days to be assayed and interpreted. Once those results are known, we will consult our lead geologists and our VP of Exploration to determine whether to abandon the Guazapares Property or to continue with further drilling.

If management decides to continue with further drilling, we will need to raise additional funding through the sale of debt or equity because we do not have sufficient capital to continue such an exploration program. Additional drilling would cost a significant amount of money and there is no assurance that we would be able to raise such additional amounts of money. We have not identified any additional sources of funding to implement such a program. If we can not obtain additional financing, we could seek a joint venture partner if the drilling results warranted it. We do not have any joint venture partners at this time and can give no assurance that we will be able to find one if the Guazapares Property warranted such a joint venture.

The Guazapares Property is without known reserves. Our proposed programs are exploratory in nature.

Encino Gordo

The Encino Gordo Property comprises five mining concessions that total 1,042 hectares (approximately 2,575 acres). We have limited information available to us about this property from previous exploration that was undertaken by other companies. The previous geochemical sampling that was carried out suggests a presence of mineralized structures. These structures are being investigated by geochemical sampling to determine if further exploration is warranted and to help refine the best exploration plan for the concessions.

1.     Phase 1 Exploration

Budget:      We have planned for an exploration program, with a total budget of approximately $705,000 from general working capital, through March 2008, on our Encino Gordo Property. We budgeted $50,000 for mapping and sampling, which was completed in February 2007. We spent $50,000, as budgeted, through the end of February 2007. Our VP of Exploration has reviewed all of the initial material on the property and the results of exploration completed in February 2007 and a second phase of mapping and sampling has been planned. The proposed exploration will consist of mapping the Encino Gordo and Vinorama concessions at a scale of 1:5,000 initially and then 1:1,000 on pre-determined sections. The focus will be on lithology, structure, alteration and veining to determine the potential of the near-mesothermal (porphyry-type) system present at Encino Gordo and the epithermal vein deposits on the Vinorama concession.

The balance of the budgeted funds will be spent as directed by our VP of Exploration once he has reviewed all of the initial material on the property and the results of the exploration completed in February 2007. From January to July 2007 we spent $12,540 on exploration. At this time we do not have the necessary working capital to proceed. The funds for this additional exploration, if warranted, will come from general working capital if and when available. We can give no assurances that we will be able to raise sufficient capital to continue exploration on this property.
Milestones:  The goals of phase one of exploration were to complete mapping of the property and to take geochemical samples from the property. We currently have one geologist taking geochemical sampling and mapping this property. The purpose of this initial program was to get a better understanding of the geology of the property. We completed this phase of the exploration program at the end of February 2007.

We mapped the property at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. We met part of our mapping goal during the month of October, when mapping was completed along the extension of the structures hosting the Elyca vein located along the eastern edge of the Encino Gordo claims, with the balance of the mapping completed at the end of February 2007.

A total of 43 stream sediment samples were collected from the various arroyos cutting the property. Samples of greater than one kilogram were collected with material crushed to less than one millimetre in size. Samples of this rock will be analyzed by ALS Chemex for gold content plus 27 other mineral elements associated with the rock. The sampling protocol followed the best mining practices. The purpose of the sampling was to further define the ore grade and potential of the property. To date, three samples have returned anomalous results of gold which require follow-up to verify source areas.

In October 2006, we prepared a list of preliminary drill hole locations to accompany the SEMARNAT work permit application. We are currently preparing the documents for SEMARNAT work permits on the Encino Gordo Property and it is expected to be approved in November 2007. Our goal is to drill the targets as recommended by our VP of Exploration. Much additional exploration work must be completed and a definitive exploration plan needs to be prepared by our VP of Exploration before management can determine whether or not to continue to the next phase of exploration. The actual drill hole locations are likely to change from those submitted with the working plan permit, as the drill targets are reviewed. This change of targets will not affect the working permit; as such a movement of locations is anticipated in the issuing of the permits.

Our goal was to have this further exploration completed by the end of August 2007 and a geological report on the Encino Gordo Property, prepared by our senior geologist. However, due to lack of working capital we have not implemented this strategy yet. When further exploration is complete, and depending on the results of the report, as determined by management, we intend to either abandon the Encino Gordo Property, in which case no further payments would be made or would be due under our agreements to acquire these concessions, or make additional expenditures to determine potential drill targets.

2.     Phase 2 Drill Program

Budget:  If management decides to continue exploration by initiating a drill program, a budget will be prepared at that time, and the amount and source of capital needed for additional expenditures will be determined. If a drill program of any size is recommended, we do not have sufficient capital on hand to complete such a program because it would most likely require the expenditure of significant amounts of money. We would need to raise additional capital through the sale of debt or equity. We can give no assurance that we would be able to raise such capital, as we have not identified any source of capital for such a program at this time. If we could not raise additional funds, we would consider seeking a joint venture partner if the results warranted it. We do not have any joint venture partners at this time and can give no assurance that we would be able to find one if the Encino Gordo Property warranted such a joint venture.

Milestones:   Phase 2 of the exploration plan would be to initiate drill program to gather more information. Such information would be used to determine if we should put the property into production. We do not know when this phase of exploration could be completed, as discussed above. We estimate that the program would take approximately 60 days to complete, with results from the program being returned about 90 days after completion. These are estimates, as the number of drill targets will determine the length of the drill program. Once the results from the drill program are known, we would consult with our lead exploration geologist and our VP of Exploration to determine whether to abandon the Encino Gordo Property or continue with further drilling exploration.

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

1.     Phase 1 Exploration

Budget:    We have spent approximately $607,000 from general working capital, through August 2007, on exploration of this property. Of that, we spent approximately $90,000 conducting initial due diligence and gathering initial information before considering the acquisition of the property. The funds spent to date have come from general working capital. The estimated expenditures for future work will need to be raised through the sale of debt or equity. We can give no assurance that we would be able to raise such capital, as we have not identified any source of capital for such a program at this time. If we could not raise additional funds, we would consider seeking a joint venture partner if the results warranted it. We do not have any joint venture partners at this time and can give no assurance that we would be able to find one if the Sahauyacan Property warranted such a joint venture.

Milestones:  We completed our initial mapping of the property, including the underground workings.

As part of our due diligence on acquiring the properties, we had a surface geological mapping and sampling crew evaluate the property from September 2006 through December 2006. Mapping on the property was completed at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. To date, a total of 300 samples have been taken from the property including 101 rock chip and channel samples, 41 stream sediment samples and 158 soil samples. We received the results back from our sampling. The underground workings were evaluated for safe entry and the mine has been deemed unsafe to open. A limited part of the mine was opened and bulk samples were taken.

We met one of our milestones in phase 1 of the exploration plan, which was determining drill hole locations. Our VP of Exploration determined from our phase 1 work that a 13 hole drill program was warranted.

2.     Phase 2 Drill Program

Budget:      We budgeted $365,000 to complete a 13 hole drill program. The contractor doing the drilling has completed the drilling.

Milestones:   Our VP of Exploration recommended a 13 hole drill program on this property. Reconnaissance and detailed mapping programs from phase 1 on the Sahauyacan Property have identified four significant drilling targets: Santo Niño, La Cumbre, Cerro Cacho and Santa Teresa. The goal of this phase of exploration was to determine if we should continue exploration with a further drill program. We filed the application for the work permit in February 2007 and it was approved by SEMARNAT. We completed the drilling in May 2007.

Current Drilling program: To date a total of approximately 2,000 meters have been drilled in 13 diamond drillholes. Eight holes were drilled in the Santo Niño vein-structure (SDH-1, through SDH-4 and SDH-7 through SDH-10), two diamond drillholes (SDH-5 and SDH-6) were drilled in La Cumbre mineralized area and two holes (SDH-11 and SDH-12) on the Santa Theresa vein.

SDH-1 through SDH-4, and SDH-7 through SDH-10, were collared along the Santo Niño mineralized vein. Drillhole SDH-1 intersected two zones of gold mineralization over the 165.05 meters drilled in this hole, including 7.50 meters with 2.56 g/t Au and 11.00 meters with 2.24 g/t Au including 8.00 meters with 2.98 g/t Au.

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

The remaining holes did not return encouraging assay results. The results from drillholes SDH-3 and SDH-4 show gold anomalies varying from 0.01 to 0.02 g/t. Geological and structural mapping surveys along the Santo Niño vein have identified a NE structure that is displacing the mineralized zone. Current field investigations are aimed to define in more detail the structural setting on this part of the mineralized vein-structure.

Drillholes SDH-5 and SDH-6 were collared in the Le Cumbre zone. The two holes intersected mineralization from surface to 175 metres. Only the SDH-5 intersected several two-meter-wide intercepts with gold mineralization ranging from 1.03 to 1.905 g/t. Other gold values ran between 0.2 to 0.5 grams/tonne. Our VP of Exploration believes that the gold in these zones is free gold and is contained in the fractures in the oxides. As the drilling consumes massive quantities of water, we believe the free gold has been washed away from the core. As a result, we plan to re-drill the Le Cumbre zone using reverse circulation drilling to ensure all the particles are captured while drilling. No assurance, though, may be given that any gold values will be found when it is redrilled using reverse circulation drilling. A detailed evaluation of these gold values and their correspondent geological conditions is in progress.

The final area tested at Sahauyacan was the Santa Theresa target, where two drillholes (SDH-11 and SDH-12) were completed. SDH-12 has intersected a high grade mineralized zone, consisting of 7.5 meters with 56.01 g/t Au and 283.22 g/t Ag. The following are the assay intercepts from the Santa Theresa structure.

Drillhole	From (meters)	To (meters)	Interval (meters)	Au (g/t)	Ag (g/t)
SDH-12	74.50	76.00	1.50	6.21	148
	76.00	77.50	1.50	0.716	8.5
	77.50	79.00	1.50	268.75	1215
	79.00	80.50	1.50	2.46	39.8
	80.50	82.00	1.50	1.93	4.8

Additional check assays of the core from 77.50 to 79.00 returned values of 431 g/t Au and 1.490 g/t Ag over 1.5 meters. These results have not been qualified or confirmed by the Company.

Surface mapping and drilling results suggest that high gold values tend to cluster at certain areas along the Santo Nino and the Santa Theresa vein structures. SDH-11 returned anomalous gold zones in the structure. SDH-12 shows potential for a significant increase in the Santa Theresa mineralization area.

Drillholes SDH-11 returned only anomalous gold zones in the structure. SDH-12 shows that the potential for a significant increase in the Santa Theresa mineralization area. The mineralization is controlled by NWN structures running from the Santa Theresa target to the north to the La Cumbre target. The Company’s VP of Exploration will evaluate these results and further evaluation the Sahauyacan Property by reverse circulation drilling at La Cumbre and diamond drilling at Santa Theresa and Santo Nino to test the veins. This program will help to define the potential volume and grade of a large portion of the mineralized vein systems at Sahauyacan.

Despite these results, the Sahauyacan Property has no known or estimated resources or reserves.

3.     Phase 3 Exploration.

Management including our VP of Exploration will review the information provided by the second phase of exploration and determine whether further exploration is recommended. If further exploration is recommended, we do not have sufficient information at this time to estimate what that program would entail. This information will be provided by the second phase of exploration.

The Sahauyacan Property is without known reserves. Our proposed programs are exploratory in nature.

Although three of our four properties have been mined in the past, we are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit exists in any of our properties. We do not have any proven or probable reserves on our properties.

We have made a business decision to place a higher priority on the Cieneguita Property exploration program to define mineralized ore. However, we intend to proceed with exploration on all four properties simultaneously. If our exploration programs warrant drilling programs on the properties, we anticipate contracting two geologists, one junior geologist and four assistants for supervising the drilling work and taking splits for the drilling samples.

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

Results of Operations

Six months ended August 31, 2007 compared to the six months ended August 31, 2006.

In this discussion of Mexoro’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

We did not earn revenues during the three or six months ended August 31, 2007 or 2006 because we did not have commercial production of any of our properties. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties. Interest income is recorded under “Other Income in the Statement of Operations” in the financial statements.

Operating Costs

We did not incur any operating costs during the three and six months ended August 31, 2007 or 2006 due to the fact that we did not achieve production from exploration activities during either year.

Expenses

Our expenses increased to $1,657,000 and $4,198,000 for the three and six months ended August 31, 2007 compared to $1,315,000 and $2,625,000 for the three and six months ended August 31, 2006, respectively. The increase is primarily attributable to higher administrative costs, stock-based compensation to officers, directors and consultants and developing the exploration program.

General and administrative cash expenses increased to $357,000 and $1,292,000 in the three and six months ended August 31, 2007 respectively, compared to $227,000 and $798,000 in the three and six months ended August 31, 2006.

Management fees increased to $126,000 and $299,000 in the three and six months ended August 31, 2007 respectively, from $83,000 and $146,000 in the three and six months ended August 31, 2006. The increase was attributable to a new management team appointed in the prior fiscal year. Finders’ fees decreased to $nil in the six months ended August 31, 2007 from $285,000 in the six months ended August 31, 2006. Accounting and legal fees increased to $35,000 and $117,000 in the three and six months ended August 31, 2007 respectively, from $44,000 and $78,000 in the three and six months ended August 31, 2006. The increase in fees was primarily attributable to higher auditing costs and the cost of regulatory filings.

Stock-based compensation expense increased to $736,000 and $1,673,000 in the three and six months ended August 31, 2007 respectively, from $735,000 and $1,223,000 in the three and six months ended August

31, 2006. The 2007 amount relates to warrants issued and stock options granted to management and key personnel for $975,000 and $698,000, respectively.

Mineral exploration in the three and six months ended August 31, 2007 increased to $564,000 and $1,233,000 respectively, compared to $352,000 and $605,000 for the three and six months ended August 31, 2006. We anticipate that exploration expenditures will increase in fiscal 2008 as a result of exploration activities on our Mexican mineral properties.

Loss

Our net loss increased to $1,651,000 and decreased to $4,198,000 respectively, for the three and six months ended August 31, 2007 compared to $1,312,000 and $4,914,000 for the three and six months ended August 31, 2006.

This change in our loss was primarily attributable to a decrease in interest expense offset by higher general and administrative, stock-based compensation and exploration expense in 2007. The net losses in both 2007 and 2006 were comprised of items not requiring an outlay of cash. In 2007, the non-cash component of stock-based compensation was $1,673,000. In 2006, the non-cash component is attributable to $487,000 of stock-based compensation and to a beneficial conversion feature of $2,266,000 on convertible debentures issued in the three months ended May 31, 2006; which was recorded as interest expense. We anticipate that we will continue to incur a loss until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from our Mexican mineral properties, if ever. There is no assurance that we will commence the development stage of our operations at any of our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage. As of August 31, 2007, we have total assets of $706,000 total liabilities of $1,683,000 and a deficit of $29,930,000 accumulated during the exploration stage.

Cash and Working Capital

We had cash and cash equivalents of $46,354 as of August 31, 2007, compared to cash of $940,000 as of May 31, 2007 and $1,534,000 as of August 31, 2006. We had working capital deficiency of $1,276,000 as of August 31, 2007, compared to a working capital of $1,235,000 as of May 31, 2007 and a working capital deficiency of $1,450,000 as of August 31, 2006.

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $1,000,000 from August 2007 to October 2008 to carry out exploration and administration activities on our Mexican mineral properties and in the event that our exploration is successful on our Cieneguita Property, we anticipate spending a further $2,200,000 on milling equipment and building a plant to put that property into production. We anticipate spending approximately $480,000 during the next 12 months on general and administrative costs. We presently do not have sufficient financing to enable us to complete these plans and will require additional financing to perform future exploration work on our Mexican mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

The amount of working capital could be adversely affected further in the event claims are made against us alleging that certain shares we previously issued pursuant to Form S-8 registration statements constituted an illegal public offering because the company was a “shell company” at the time and, as a result, was not eligible to use Form S-8 for registration of shares under the Securities Act of 1933. In August and October of 2005, the Company issued shares of common stock to an officer of the Company, as compensation for consulting services. The two share issuances were for a combined total of 30,000 shares and each of the share issuances was made pursuant to a registration statement on Form S-8 under the Securities Act of 1933. Although the Company believes these shares were properly issued, a claim could be made that issuance of the shares constituted an illegal public offering because the Company was a “shell company” at the time. Shell companies [i.e. companies which have no or nominal operations and either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets] are not eligible to use Form S-8 for registration under the Securities Act of 1933. If either of these transactions did violate federal securities laws, subsequent purchasers of the shares may have claims against us for damages or for rescission of their purchase transaction and recovery of the full subscription price paid, together with interest. As of the date of this annual report, no one has made or threatened any claim against us alleging violation of the federal securities laws. In the event such claims were successfully asserted there is no assurance that we would have sufficient funds available to pay and it is likely that we would be required to use funds currently designated as working capital for that purpose. That would substantially reduce the amount of working capital available for other purposes and, in that event, we could be forced to cease or discontinue certain operations and to liquidate certain assets to pay our liabilities, including, but not limited to, rescission claims.

Cash Used in Operating Activities

Cash used in operating activities increased to $1,713,000 for the six months ended August 31, 2007 compared to $1,360,000 for the six months ended August 31, 2006. The cash used in operating activities was primarily for general and administrative expenses and exploration costs.

Cash Used in Investing Activities

The Company used cash of $35,000 for purchase of equipment for the six months ended August 31, 2007 compared to cash used of $90,000 for the three months ended August 31, 2006.

Financing Activities

Cash provided by financing activities amounted to $1,778,000 for the six months ended August 31, 2007 compared to $2,496,000 for the six months ended August 31, 2006. Almost all of the cash provided by financing activities was from exercise of warrants and notes payables. Cash provided by financing activities was used to fund our operating and investing activities.

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

On April 3, 2006 and May 31, 2006, the Company issued 550,000 common shares and 200,000 common shares, respectively and closed a private placement for total proceeds of $375,000. As at February 28, 2006, the Company had received $170,000 of subscriptions for this unit offering. Units consisted of one share of common stock and one-half of one warrant. Each full warrant entitles the investor to purchase an additional share of the Company’s common stock at a price of $1.00 per share and is exercisable until April 30, 2008. The units were priced at $0.50 each.

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

Subsequent to August 31, 2007, the Company received proceeds of $145,000 on exercise of 145,000 warrants.

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

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at August 31, 2007, the Company had working capital deficiency of $1,276,000 (August 31, 2006 - $1,450,000 working capital) and an accumulated deficit during the exploration stage of $29,930,000 (August 31, 2006 - $23,253,000). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

To remediate our internal control weaknesses, management intends to implement the following measures: the Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements. The Company plans to have this implemented by the end of the fiscal year 2008.

Changes in internal controls: There were no changes in internal controls over financial reporting, known to the president or chief financial officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

10.27
Agreement to Defer Guazapares Property Payments, entered into on September 19, 2007 by Sunburst de Mexico S.A. de C.V., Mexoro and MRT (herein incorporated by reference to the Current Report on Form 8-K dated September 19, 2007 and filed on October 9, 2007.

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
Date: October 15, 2007