Form 10QSB
period 2007-11-30
MEXORO MINERALS LTD
filed 2008-01-14
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended November 30, 2007

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
Yes ___ No ___

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,405,502 at January 11, 2008.

Transitional Small Business Disclosure Format (Check one):
Yes __ No X

MEXORO MINERALS LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)

NOVEMBER 30, 2007

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited) (Expressed in U.S. Dollars)
	November 30,	February 28,
	2007	2007
	(Unaudited)	(Audited)
Assets
Current
Cash and cash equivalents	$859,394	$13,148
Accounts receivable	289,375	165,897
Prepaid expenses	166,506	173,857
	1,315,275	352,902

Equipment (note 4)	354,514	351,335

Total assets	$1,669,789	$704,237

Liabilities
Current
Accounts payable and accrued liabilities	$911,650	$263,145
Current portion of loans payable (note 7)	66,358	25,400
Promissory notes (note 6)	1,072,521	109,337
	2,050,529	397,882

Loans payable (note 7)	36,581	36,863

Total liabilities	2,087,110	434,745

Stockholders’ deficiency
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 8)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 25,380,502 (2007 – 21,036,102) (note 9)	22,978,654	19,304,277
Additional paid-in capital	11,006,077	8,702,096
Stock subscriptions	25,000	-
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(32,420,175)	(25,731,407)
Other comprehensive income (loss)	(3,450)	(2,047)
Total stockholders’ equity (deficiency)	(417,321)	269,492
Total liabilities and stockholders’ equity (deficiency)	$1,669,789	$704,237

Going concern (note 3)
Commitments (notes 5, 10, 11 and 13)
Subsequent events (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations and Deficit
(Unaudited) (Expressed in U.S. Dollars)
					Period from
					Inception of
					Exploration
					Stage
	Three Months Ended		Nine Months Ended		(March 1, 2004)
	November 30,	November 30,	November 30,	November 30,	To November 30,
	2007	2006	2007	2006	2007

Expenses
General and administrative	$529,511	$160,496	$1,821,633	$958,256	$3,831,272
Stock-based compensation (note 10)	630,603	487,250	2,303,981	1,709,750	5,571,186
Mineral exploration (note 5)	714,283	-	1,946,918	-	3,036,416
Acquisition of resource properties	580,000	333,050	580,000	937,548	16,145,422

Operating loss	(2,454,397)	(980,796)	(6,652,532)	(3,605,554)	(28,584,296)
Other income (expenses)
Foreign exchange	(7,249)	-	(4,311)	-	(4,311)
Interest expense	(28,796)	-	(31,925)	(2,320,973)	(3,972,012)
Interest income	-	12,395	-	36,513	-
Gain on settlement of debt	-	-	-	7,259	140,444

Net loss	(2,490,442)	(968,401)	(6,688,768)	(5,882,755)	(32,420,175)
Accumulated deficit, beginning	(29,929,733)	(23,252,727)	(25,731,407)	(18,338,373)	-
Accumulated deficit, ending	$(32,420,175)	$(24,221,128)	$(32,420,175)	$(24,221,128)	$(32,420,175)

Other comprehensive income
Foreign exchange gain (loss) on translation	(12,448)	26,653	(1,402)	(4,252)	(3,450)

Total comprehensive loss	$(2,502,890)	$(941,748)	$(6,690,170)	$(5,887,007)	$(32,423,625)

Total loss per share– basic and diluted	$(0.10)	$(0.05)	$(0.30)	$(0.33)	$-

Weighted average number of shares of common stock – basic and diluted	23,935,659	21,036,102	22,484,877	18,015,181	-

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited) (Expressed in U.S. Dollars)
			Period from
	Nine Months Ended		Inception of
	November 30,	November 30,	Exploration to
	2007	2006	November 30, 2007
Cash flows from operating activities
Net loss	$(6,688,769)	$(5,882,755)	$(32,420,174)
Adjustments to reconcile net income (loss) to net cash flows
Write off of note receivable	-	-	57,500
Acquisition of resource properties for stock	580,000	-	13,645,000
Issuance of shares for consulting services	-	-	90,000
Depreciation	47,827	15,192	72,756
Discount on convertible debenture	-	-	175,000
Non-cash component of gain on settlement of debt	-	-	(182,259)
Stock-based compensation	2,303,981	1,709,750	7,094,186
Beneficial conversion feature	-	2,265,500	3,717,500
Prepaid expense	11,293	20,779	(157,661)
Accounts receivable	(121,643)	(154,132)	(277,759)
Customer deposits	-	-	(44,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	1,087,507	39,834	1,335,718
Cash used in operating activities	(2,779,803)	(1,985,832)	(6,785,665)
Investing activity
Purchase of property and equipment	(44,011)	(149,657)	(420,275)
Cash used in investing activity	(44,011)	(149,657)	(420,275)
Financing activities
Proceeds from loans payable	39,404	-	114,752
Proceeds from notes payable	518,392	-	1,081,192
Proceeds from convertible debentures	-	2,240,500	3,692,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	3,094,377	50,000	3,144,377
Repayment of loans payable	-	-	(13,085)
Repayment of notes payable	-	-	(178,500)
Repayment of convertible debentures	-	-	(530,000)
Stock subscriptions	25,000	(170,000)	195,000
Issuance of common stock	-	375,000	477,109
Cash provided by financing activities	3,677,173	2,495,500	8,061,345
Net change in cash	853,359	360,011	855,405
Effect of foreign currency translation on cash	(7,113)	3,201	(18,088)
Cash and cash equivalents, beginning	13,148	479,530	22,077
Cash and cash equivalents, ending	$859,394	$842,742	$859,394
Supplemental cash flow information
Interest paid	$-	$55,473	$162,157
Common stock issued on conversion of debt	-	2,917,500	3,217,500
Common stock issued on settlement of notes payable	-	412,800	412,800
Shares issued for services	500,000	-	590,000

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2007
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending February 29, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended February 28, 2007.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2007
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
Nine Months Ended November 30, 2007
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

The accompanying consolidated financial statements have been prepared on a going-concern basis.  The Company has a history of operating losses and will need to raise additional capital to fund its planned operations.  As at November 30, 2007, the Company had working capital deficiency of $735,254 (February 28, 2007 – working capital deficiency of $44,980) and a cumulative loss during the exploration period of $32,420,175 (February 28, 2007 - $25,731,407). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to reduce its cumulative loss through the attainment of profitable operations, from its investment in planned Mexican mining ventures (note 5).  In addition, the Company has conducted private placements of convertible debt and common stock (note 9), which have generated a portion of the initial cash requirements of its planned Mexican mining ventures (note 5).

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2007
(Unaudited) (Expressed in U.S. Dollars)

4.	EQUIPMENT

	November 30, 2007			February 28,
				2007
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value

Software	$ 23,774	$ 14,179	$ 9,595	$ 15,521
Machinery	204,191	13,877	190,314	213,219
Vehicles	151,144	34,902	116,242	87,747
Computers	29,693	8,179	21,514	19,202
Office equipment	18,821	1,972	16,849	15,646

	$ 427,623	$ 73,109	$ 354,514	$ 351,335

5.	MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the nine months ended November 30, 2007:

	Cieneguita	Sahuayacan	Guazapares	San Antonio	San Francisco	Encino Gordo	Total

Drilling and sampling	$ 94,476	$ 336,454	$ 320,992	$ -	$ -	$ -	$ 751,922
Geological, geochemical, geophysics	33,585	82,406	34,478	-	-	62,926	213,395
Land use permits	77,109	75,650	8,477	431	30,265	2,078	194,010
Automotive	8,189	65	1,125	-	-	-	9,379
Travel	21,268	15,103	27,567	-	-	6,708	70,646
Consulting	175,335	30,519	106,206	-	-	19,812	331,872
Equipment	80,644	-	18,875	-	-	2,568	102,087
General	157,280	-	115,854	-	-	474	273,608
	$ 647,886	$ 540,197	$ 633,574	$ 431	$ 30,265	$94,565	$ 1,946,918

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2007
(Unaudited) (Expressed in U.S. Dollars)

5.	MINERAL PROPERTIES (CONTINUED)

The Company incurred exploration expenses as follows in the nine months ended November 30, 2006:

	Cieneguita	Sahuayacan	Guazapares	San Antonio	San Francisco	Encino Gordo	Total

Geological, geochemical, geophysics	$ 88,726	$1,039	$1,264	$ -	$ -	$910	$91,939
Land use permits	90,890	46,904	31,409	1,080	22,187	24,369	216,839
Automotive	35,760	3,464	2,562	-	-	-	41,786
Travel	16,623	5,932	9,330	-	-	53	31,938
Consulting	232,139	21,774	39,438	-	-	-	293,351
Equipment	13,827	36,276	6,390	-	-	586	57,079
General	149,691	43,535	10,011	-	-	1,379	204,616

	$627,656	$158,924	$100,404	$1,080	$22,187	$27,297	$937,548

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
Nine Months Ended November 30, 2007
(Unaudited) (Expressed in U.S. Dollars)

5.	MINERAL PROPERTIES (CONTINUED)

The material provisions of the property agreements are as follows:

Cieneguita

MRT assigned to Sunburst de Mexico, with the permission of the Cieneguita owner, Corporativo Minero, S.A. de C.V. (“Corporativo Minero”), all of MRT’s rights and obligations acquired under a previous agreement, the Cieneguita option agreement, including the exclusive option to acquire the Cieneguita Property for a price of $2,000,000. As the Cieneguita Property was not in production by May 6, 2006, Sunburst de Mexico was required to pay $120,000 to Corporativo Minero to extend the contract. Corporativo Minero agreed to reduce the obligation to $60,000, of which $10,000 was paid in April 2006 and the balance paid on May 6, 2006.  The Company made this payment to Corporativo Minero so the contract was extended.

The Company has the obligation to pay a further $120,000 per year for the next 13 years and the balance of the payments in the 14th year, until the total amount of $2,000,000 is paid. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid and the balance of $60,000 payable on December 14, 2007.

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

On September 19, 2007, Sunburst de Mexico, Mexoro and MRT entered into an agreement to defer any and all property payments regarding Guazapares, currently owing to MRT and which would otherwise become due by December 31, 2007, until such time as Sunburst de Mexico and Mexoro have sufficient funds to make the payments, in the opinion of the disinterested directors of Mexoro.

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
Nine Months Ended November 30, 2007
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
Nine Months Ended November 30, 2007
(Unaudited) (Expressed in U.S. Dollars)

5.	MINERAL PROPERTIES (CONTINUED)

Sahauyacan

On October 24, 2006, Sunburst de Mexico entered into an exploration and sale option agreement of mining concessions with Minera Emilio for mineral concessions of the Sahauyacan Property. Minera Emilio granted the Company the exclusive right to conduct exploration on the Sahauyacan Property and the Company must pay $282,000 in the following manner: $20,000 on date of signing agreement (paid); $10,000 due December 1, 2006 (paid); $2,500 per month effective from August 21, 2006 to July 21, 2007, for a total of $30,000 (paid); $3,500 per month effective from August 21, 2007 to August 21, 2008 for a total of $45,500 (all payments up to date); $5,000 per month effective September 21, 2008 to July 21, 2011 for  a total of $175,000 and $1,500 on August 21, 2011.

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

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2007
(Unaudited) (Expressed in U.S. Dollars)

6.	PROMISSORY NOTES

As at November 30, 2007, the Company had $1,072,521 (February 28, 2007 - $109,337) of promissory notes outstanding:

During the nine months ended November 30, 2007, the Company converted accounts payable of $452,852 into promissory notes. The interest rate on the notes is 7.5% p.a. payable semi-annually. The principal and interest on the notes become due and payable on April 30, 2008.

Promissory notes in the amount of $619,669 are due to related parties and close associates that bear no interest and have no terms of repayment (see note 12).

7.	LOANS PAYABLE

As at November 30, 2007 there were loans payable in the amount of $102,939 of which $66,358 is a current liability and $36,581 is a long-term liability. The loans are repayable in monthly instalments of $7,630 including interest ranging from 10.24% to 15.6% per annum and are secured by specified automotive equipment.

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

In the nine months ended November 30, 2007, the Company issued 1,000,000 shares of common stock on the exercise of 1,000,000 warrants where each warrant was exercisable into shares of common stock at the price of $0.50 per share. The warrants were to expire on June 30, 2007.

In the nine months ended November 30, 2007, the Company issued 1,000,000 shares of common stock on the exercise of 1,000,000 warrants where each warrant was exercisable into shares of common stock at the price of $0.75 per share. The warrants were to expire on December 31, 2007.

In the nine months ended November 30, 2007, the Company issued 670,000 shares of common stock on the exercise of 670,000 warrants where each warrant was exercisable into shares of common stock at the price of $1.00 per share. The warrants were to expire on December 31, 2007.

In the nine months ended November 30, 2007, the Company issued 1,174,000 shares of common stock on the exercise of 1,174,400 warrants where each warrant was exercisable into shares of common stock at the price of $1.00 per share. The warrants were to expire on April 30, 2008.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2007
(Unaudited) (Expressed in U.S. Dollars)

9.	COMMON STOCK (CONTINUED)

In the nine months ended November 30, 2007, the Company issued 250,000 shares of common stock pursuant to an agreement in consideration of deferral of any and all Guazapares property payments currently outstanding and those arising on or before December 31, 2007. The shares were valued at $1.16 per share, based on the closing quoted market price on September 18, 2007.

In the nine months ended November 30, 2007, the Company issued 250,000 shares of common stock pursuant to Encino Gordo contract. The shares were valued at $1.16 per share, based on the closing quoted market price on September 18, 2007.

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

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2007
(Unaudited) (Expressed in U.S. Dollars)

10.	STOCK COMPENSATION PROGRAM (CONTINUED)

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

In the nine months ended November 30, 2007, the Company awarded 1,890,000 options to purchase common shares (2006 – $nil) and recorded stock-based compensation expense of $825,232 (2006 - $248,000). The weighted average fair value of each option granted for the nine months ended November 30, 2007 was $0.89. The following weighted average assumptions were used for the Black-Scholes option-pricing model used to value stock options granted in 2007 and 2006:

	2007	2006
Expected volatility	67% - 73%	152%
Weighted-average volatility	71%	152%
Expected dividend rate	-	-
Expected life of options in years	3 - 10	10
Risk-free rate	4.60%	5.00%

There were no capitalized stock-based compensation costs at November 30, 2007 or November 30, 2006.

The summary of option activity under the stock option plan as of November 30, 2007, and changes during the period then ended is presented below:

	Weighted-	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options			Term

Balance at February 28, 2007	$0.54	910,000
Options granted	1.10	1,890,000
Options exercised	-	-
Options cancelled	$1.23	(291,667)

Balance at November 30, 2007	$0.88	2,508,333	8.20	$605,100

Exercisable at November 30, 2007	$0.74	1,451,667	8.06	$552,450

The weighted-average grant-date fair value of options granted during the nine months ended November 30, 2007 and November 30, 2006 was $0.90 and $nil, respectively.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2007
(Unaudited) (Expressed in U.S. Dollars)

10.	STOCK COMPENSATION PROGRAM (CONTINUED)

A summary of the status of the Company’s nonvested options as of November 30, 2007, and changes during the nine month period ended November 30, 2007, is presented below:

		Weighted-average
		grant-date
Non-vested options	Shares	fair value

Nonvested at February 28, 2007	200,000	$1.24
Granted	1,890,000	0.72
Vested	(741,667)	1.11

Nonvested at November 30, 2007	1,348,333	$0.86

As of November 30, 2007, there was an estimated $824,651 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the NQSO Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.88 years. The actual amount of future stock-based compensation will be dependent on the Company stock price at future vesting dates.

11.	WARRANTS

As at November 30, 2007, the Company had a total of 4,486,100 (February 28, 2007 – 8,217,500) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 4,486,100 shares of common stock in the event that these warrants are exercised.

During the nine months ended November 30, 2007, the Company issued 113,000 warrants under a ‘Promissory Note and Warrant Purchase Agreement’, where one warrant is issued for each CHF5.00 of promissory notes issued. The warrants can be exercised at any time beginning on April 1, 2008 and prior to January 31, 2010. The fair value of the 113,000 warrants totalled $64,000 and was determined using the Black-Scholes option pricing model using weighted averages: 1.83 years expected life of the warrants, a volatility factor of 68%, a risk-free rate of 3.66% and an assumed dividend rate of 0% The weighted average fair value of the warrant was $0.57 per warrant, while the weighted average stock price on the date granted was $1.26. Stock-based compensation for these warrants of $64,000 is being amortized over the six month term of the promissory notes starting on October 17, 2007.

During the nine months ended November 30, 2007, there were 3,844,400 warrants exercised for gross proceeds of $3,094,377.

The warrants include 1,000,000 Series A Warrants exercisable at $0.50 per share, 1,000,000 Series B Warrants exercisable at $0.75 per share, 1,000,000 Series C Warrants exercisable at $1.00 per share, 1,000,000 Series D Warrants exercisable at $1.25 per share and 1,000,000 Series E Warrants exercisable at $1.50 per share; of which all are exercisable at the option of the holder, have no redemption features, and are settled on a physical basis. All the Warrants were fully vested upon issuance. The series C Warrants are exercisable at any time following their issuance but will expire on December 31, 2007 to the extent they are not exercised. The remaining series of Warrants will become exercisable only at the time that the immediately preceding series has been fully exercised.

Unless terminated earlier as a result of failure to vest, the Series D and Series E Warrants will each expire on December 31, 2008.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2007
(Unaudited) (Expressed in U.S. Dollars)

11. WARRANTS (CONTINUED)

The fair value of the 5,000,000 warrants totalled $3,898,000 and was determined using the Black-Scholes option pricing model using weighted averages: 2.38 year expected life of the warrants, a volatility factor of 152%, a risk-free rate of 5% and an assumed dividend rate of 0% The weighted average fair value of the warrant was $0.78 per warrant, while the weighted average stock price on the dates granted was $1.00. The fair value has been amortized over the 24-month term of the contract and the Company has recorded $487,250 as a stock-based compensation expense and an offsetting credit to additional paid-in capital every quarter until November 30, 2007.

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

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price ($)

Balance, February 28, 2006	5,652,000	1.00
Issued	2,640,500	1.00
Cancelled	(25,000)	1.00
Exercised	(50,000)	1.00

Balance, February 28, 2007	8,217,500	1.00
Issued	113,000	1.00
Cancelled	-	-
Exercised	(3,844,400)	0.80
Balance November 30, 2007	4,486,100	1.17

As at November 30, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

330,000	$ 1.00	December 31, 2007
2,043,100	$ 1.00	April 30, 2008
1,000,000	$ 1.25	December 31, 2008
1,000,000	$ 1.50	December 31, 2008
113,000	$ 1.00	January 31, 2010
4,373,100

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2007
(Unaudited) (Expressed in U.S. Dollars)

12.	RELATED PARTY TRANSACTIONS

For the nine months ended November 30, 2007, the Company paid or accrued management fees of $99,000 (November 30, 2006 - $158,900) to certain officers and directors and to companies controlled by directors. The Company also paid or accrued $64,938 (November 30, 2006 - $38,000) to certain officers and directors and to companies controlled by directors for travel, office and other related expenses.

As at November 30, 2007, accounts payable of $53,580 (November 30, 2006 - $nil) were owing to companies controlled by directors. In addition, promissory notes of $252,669 (November 30, 2006 - $nil) were owed to companies controlled by directors (note 6).

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

14.	SUBSEQUENT EVENTS

a)	Change of auditor

Subsequent to November 30, 2007, SmytheRatcliffe Chartered Accountants resigned as the auditor for the Company. On December 7, 2007, the Company’s board of directors appointed the firm of Meyler & Company, LLC, located at One Arin Park, 1715 Highway 35, Middletown, NJ 07748, as the independent auditor of the Company for the fiscal year ending February 28, 2008.

b)	GM Capital warrants

On December 31, 2007, GM Capital indicated intent to exercise the remaining 330,000 Series C warrants at $1.00. These warrants expire on December 31, 2007. The shares will be issued as payment towards a portion of debt.

c)	Consulting Agreement

On December 20, 2007, the Company entered into an agreement (‘Consulting Agreement’) with MCSI Consulting Services Inc. for corporate financial advisory services. The Consulting Agreement can be terminated by either party by providing seven days written notice.

d)	Options granted

On December 20, 2007, the Company granted 25,000 stock options to Salil Dhaumya as part of the Consulting Agreement with MCSI Consulting Services Inc. The fair value of the 25,000 stock options amount to $18,000 and is determined using the Black-Scholes option pricing model using weighted averages: 10 year expected life of the options, a volatility factor of 69.94%, a risk-free rate of 4.04% and an assumed dividend rate of 0%.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2,"Management's Discussion and Analysis or Plan of Operations" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

Overview

We are a start-up exploration stage company and have not yet generated or realized any revenues from our exploration projects, which commenced in May 2004. As of November 30, 2007 we had $859,000 in our bank account and do not have sufficient cash to maintain our operations after January 2008. Currently, officers of the Company are providing the necessary working capital to maintain our current operations. The funds coming from the officers are interest free loans with no terms of repayment and unsecured. The officers are committed to providing the necessary working capital for the Company to keep its operations going until January 2008, but they are not contractually obligated to do so. It is unlikely that the officers of our Company can contribute additional working capital after January 2008. If no additional capital is raised prior to the end of January 2008, we will most likely have to cease operations. Furthermore, if our exploration is successful, we will need to raise additional funds to meet our needs for additional exploration and/or production.

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. While we believe that we have raised sufficient funds in our private placement offering and loans from our officers to allow us to continue in business until January 2008, we may not be able to continue in business beyond that date unless we obtain additional capital. We have not generated any revenues, and no revenues are anticipated unless and until mineralized material is discovered on the properties in which we have an interest. We do not have any arrangements in place at this time to raise additional capital for the Company other than non-binding commitments from the officers of our company to provide working capital as needed.

For the 12 month period from December 2007 to November 2008, we will need to raise additional capital to maintain operations. We will need to raise a minimum of $550,000 for property payments and an additional $1,400,000 for general and administrative costs.This does not include any capital to execute our exploration programs as detailed below. The following table shows our contractual property payments that are due until November 2008:

Name	Date	Payment Type	USD

Encino Gordo Property	December 31, 2007 (paid)	Property payment	$50,000

San Antonio	January 2008	Property payment	$50,000

San Francisco	June 2008	Property payment	$40,000

Sahauyacan Property	August 2008	Property payments	$180,000

Guazapares Property	August 31, 2008*	Property payment	$110,000
* extension agreement[1]

Cieneguita Property	October 2008	Property payment	$120,000

Additionally, if our exploration during the 12 month period from December 2007 to November 2008 is successful, we will need to raise additional capital to fund those exploration programs. At this time, we cannot assess with any accuracy our total capital needs to fund an expanded exploration program beyond our basic program. We also anticipate that we will need to raise an additional $2,200,000 for the purchase of additional milling equipment and to build the plant site for our Cieneguita Property. We would anticipate raising the additional capital to maintain operations and to put the Cieneguita Property into production through the sale of our common stock or through debt financing. We do not have any sources of additional capital to fund our operations beyond January 2008. We also believe that we will not generate any revenues that would allow us to continue operations. If we are unable to raise additional capital through debt or equity beyond January 2008, it is most likely that we will have to cease operations and forfeit our properties as we would be unable to make the necessary property payments.

We plan to buy a plant or significant equipment within the next six months. To date, we have spent approximately $550,000 of our $2,200,000 budget for equipment and building a plant to put the Cieneguita Property into production. Our ability to buy the remaining equipment is dependent upon our cash position at that time and our ability to raise additional capital. We currently do not have sufficient working capital to purchase all of the needed equipment. If we should fail to raise additional capital through the sale of equity or debt, we will not be able to purchase the desired equipment and we will not be able to construct a production facility to process the ore. Currently we do not have any sources for such capital to purchase the mining equipment. Furthermore, the Cieneguita Property has no known ore reserves.

Plan of Operation
Summary

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. We do not have sufficient capital to fund our current exploration plans or to meet our monthly general and administrative costs. Our officers have committed to lend additional capital to the Company pursuant to non-interest bearing unsecured loans with no terms of repayment. The officers are under no contractual obligation to provide these funds. The funds should be sufficient to enable the Company to operate until the end of January 2008.  After that time, we will neither have sufficient funds to continue our exploration plans nor funds for general administrative expenses.  As a minimum, we will need to raise additional working capital to maintain basic operations. We would plan to raise those funds through the sale of equity or debt. At this time we do not have any sources to raise additional capital for the company and no assurance can be given that we will be able to find sources to raise additional capital. Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration ventures.

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

We are not involved in any research and development on our exploration properties. We have no known reserves on the Cieneguita property, but in anticipation of favourable results, we plan to put the property into production, subject to the availability of funding. As there is a high demand for mining and milling equipment, we paid a deposit of $25,000 towards the purchase of milling equipment on February 28, 2007 and anticipate building a processing plant at our Cieneguita Property over the next six months, assuming we can raise the necessary capital to proceed. We have the necessary permits in place to construct such a plant in the city of Chihuahua, Mexico.

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

We hired our current VP of Exploration on March 1, 2007. We also hired an office administrator for our office in Chihuahua. We hired one geologist at the end of August 2006, another geologist in January 2007 and two more geologists in August 2007 to work on our exploration programs. We do not expect any significant change in additional contractors to conduct exploration over the next 12 months. Other than the VP of Exploration and our geologists, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors, we minimize our exposure to Mexican employment law, and all liabilities are undertaken by the third party contractors providing the services.  We pay a flat rate to the third parties for their services.

In the event that we should find a mineable reserve, it is management’s intention to contract the mining and milling of ore reserves out to third parties. As we plan to put the Cieneguita Property into production in the next six months, we anticipate hiring one mine manager to oversee the work done by the third party contractors. We do not have any known reserves at this time.

Cieneguita Property

Based on the data obtained from the previous exploration programs and mining records from Glamis Gold Ltd. (“Glamis Gold”), our exploration program, planned until the end of March 2008,on the Cieneguita Property will focus mainly on identifying mineralized zones of economic grade to allow for the property to be put into production as an open pit heap leach mine. The following steps summarize the exploration we have done to date on the Cieneguita Property, as well as our plans.

1.            Phase 1 Exploration.

Budget:    We expected phase 1 of the exploration program to cost approximately $200,000. From January 2006 to February 2007 we spent approximately $400,000, double the budgeted amount, on phase 1 exploration of this project. Of this, $300,000 was spent on the trenching, sampling and assaying on the property. We also spent approximately $50,000 on column testing to determine the leachability of the ore. The balance of the funds was spent in wages, camp costs and general administrative costs. The funds that were expended came from our general working capital. We have recently completed additional column testing to determine the leachability of the ore. The cost for these additional tests was approximately $25,000. The funds required for these additional tests came from general working capital.

Milestones:    The milestones for phase 1 of the exploration program included the review of available data to create a structural mineralization framework, detailed soil and rock sampling, resampling existing trenches, the extension of existing trenches and the creation of new trenches. We also conducted cyanide testing on the rock to determine the best method of leaching the precious metals from the rock. We have completed phase 1 of our exploration program.

In April 2006, we completed a sampling of the property that included more than 500 meters of deep trenches from which we took comprehensive channel sampling. The trenches comprised eight trenches approximately 200 meters long and two to 10 meters deep spaced equally along the 1,000 meter strike length of the property. From the walls of these trenches, we took approximately 550 rock samples. One half of these samples were sent to ALS Chemex’s laboratory in Chihuahua for assaying. The sampling protocol followed the best mining practices.The purpose of the sampling was to further define the ore grade and potential of the property. We also completed detailed soil sampling and rock sampling outside of the trenches.

In December 2006, we completed a detailed mapping of the property using existing information and drill results from previous operators, as well as incorporating our own data. To this end, we have created a structural mineralization framework for the property. We do not have any proven reserves on this property.

The other half of the sample was used to complete column tests to determine the leachability of the precious metals from the rock. In this test, the ore was placed in PVC tubes and different mixtures of a cyanide solution were dripped over the top of the columns at different flow rates. The results from these tests will help determine the most effective solution to be used on the heap leach pads on the property. These tests were done by qualified geologists employed by MRT as part of our former office rental package costs. The tests were scientifically conducted and monitored for quality control and efficacy. These tests were done to ensure that the metallurgy of the minerals allows for economic recovery of the precious metals using a cyanide heap leach process. The results of the column test indicate that up to 98% of the gold contained in the ore samples we took could be recovered from the ore,if the ore is leached for long enough periods. Under actual mining production conditions in the field, though, we would anticipate that the economic recovery levels of the ore would be approximately 70% to 75% recovery of gold from the ore. The cost of the cyanide needed to produce the additional gold above the 85% level outweighs the value of the gold recovered. We cannot guarantee that we would be able to achieve this level of recovery. This is not an estimate of reserves on the property.

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

2.            Phase 2 Exploration

Budget:    Under the direction of our VP of Exploration, we commenced phase 2 of our exploration program in April 2007, which was completed in July 2007. We budgeted $585,000 for the phase 2 exploration; including $50,000 for an additional geochemical sampling program and $50,000 for general administrative expenses. We have spent a total of $123,000 on this phase of exploration.

Milestones:    Phase 2 of exploration was designed to identify new veins and/or mineralized zones. The geological mapping and sampling activities carried out within phase 2 of the exploration program at Cieneguita has resulted in the discovery of high grade gold zones in three different locations along Cieneguita’s mineralized body. The three new high grade gold locations have been identified just on the outlined limit of the known mineralized body opening the potential to the southeast in the Pit 1 South area, to the north in the Central area and to the north in the Pit 2 area, respectively.

According to our VP of Exploration, the results from the last mapping and sampling campaign provided evidence that the potential for the discovery of new areas with gold grades still remains open as shown by the discovery of the Pit 1 South, Central and Pit 2 North areas. This exploration program,consisting of detailed mapping and sampling on these three newly discovered zones, was completed in August 2007.

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

Milestones:    The objectives for phase 3 of the exploration plan are to initiate a drill program from phase 2 of the exploration plan in order to further delineate the oxide ore mineralization and define and plan where to mine the ore. We have completed phase 2 of the exploration plan.

At the recommendation of our VP of Exploration, we have initiated a drill program consisting of 3,000 meters of reverse circulation drilling. The drilling program at Cieneguita commenced on December 18, 2007 and we anticipate it to continue until approximately the middle of March 2008. We have a drilling contract in place with GDA Servicios Mineros y de Exploration, a Chilean drilling contractor.

The purpose of this program is to test the sulphide body that has been identified from previous drilling to be underneath the oxide body which runs from surface to a depth of 20 meters. We hope that the results from this program will help us to better delineate the mineralization of the oxide zone, provide an ore reserve calculation and to determine how the gold is distributed through the sulphide ore body and the controls of that ore body. Previous drilling on this property stopped at a 100 meter depth and encountered mineralization of 2,4 g/t Au. Another previous hole stopped in mineralization at a depth of 300 meters and returned values of 170 g/t Ag at that depth.

The drill program is designed to further test new high grade zones that have been found in recent exploration of Pit 1 and Pit 2. These high grade zones include a two meter channel sample located 75 meters to the NE of the known Pit 1 area which has a value of 31.6 g/t Au. This high-grade gold sample is part of the NE Pit 1 area, a 20 meter expose area averaging 5.43 g/t Au.

We do not intend to implement a feasibility study for the property in this phase of exploration. Six of the drill holes will be drilled to a depth of 200 meters to test the sulphide potential of the mineral system.  The use of these deep holes will help us determine if there is an extension to the oxide mineralization in the underlying sulphides. Our on-site geologist will determine where the holes are to be drilled based on our earlier exploration and mapping of the property. Even though the rock is fractured, the objective of the drill program will be to provide us with accurate information to make an ore calculation of the grade of the ore and the size of the mineralized zones. The funds for this drilling program will come from general working capital on hand. We have not determined any known reserves on this property to date.

If the exploration program does not provide us with the results we deem necessary to continue exploration, then, on a recommendation from our senior geologist, or our VP of Exploration and managements’ concurrence on his findings, we will cease exploration on the property and any plans to put the property into production. If no further exploration is warranted, then we will discontinue any payments to the concession holders and allow our option to lapse. We will also then try to sell the mining equipment we recently purchased.  If we allow the option to lapse, we will be obligated, by the Mexican Government, to complete some reclamation work on the property of approximately $50,000. These funds would come from the bond we have already paid to the government in the amount of $67,000. Any funds not expended on reclamation would be returned to us by the Government. All of the money that we had invested in the exploration of the  Property could be lost.

We have two geologists working full time on the Cieneguita Property and they will continue to do so through March 2008, subject to availability of funding and subject to exploration results justifying the expenditure. If the results do not warrant further work, we plan to move the geologists to one of our other properties to continue exploration on those properties.

4.            Cieneguita Mine Design

Budget:    We budgeted $50,000 from general working capital to create the mine design for the Cieneguita Property. The mine design has been completed and cost approximately $50,000. We paid for the work from our general working capital.

Milestones:    Concurrently, with phase 2 of the exploration plan, we plan to put the Cieneguita Property into production. The mine design will help determine where and how we will mine the Cieneguita Property. We plan to put the mine into production by the end of July 2008.  It will take approximately 120 days to put the mine into production once we have received adequate funds to implement the plan.  Currently, we do not have enough funds on hand to implement the plan.

Coinciding with phase 2 and 3 of our exploration plan, we commissioned a mine design to determine how to put the Cieneguita Property into production. At this time, we do not plan to implement a feasibility study for this property but feel we have sufficient information to put the property into production. The mine design was commissioned to a third party contractor with expertise in heap leach mining. This contractor, an engineering firm, reviewed all of the data that we accumulated from Glamis Gold Ltd.’s previous exploration and from the trenching and sampling we completed on the property.  All of this information was tobe put on a map laying out the structure of the mineralized zone on our property to assist in mining the ore. The key purpose of this map is to help enable our on-site geologist to monitor grade control during mining. Additionally, from the information accumulated so far on the Cieneguita Property, the mining engineer designed a heap leach mining operation best suited to the tonnage, grade of the ore and availability of land to build leaching pads.

The mine design calls for the mining operation to be run by a third party contractor, who will charge the company a flat fee per tonne of rock that is moved. It is estimated by the engineer designing the mine that the cost per tonne of rock moved from the property to the mill site will be approximately $1.50 per tonne of rock.  This fee is only an estimate, as no contractor at this time has been engaged to mine the mineralized ore nor provided us with a firm quote on the cost of mining. The actual cost of mining the ore may be much higher, and no assurance can be given as to the actual cost at this time. The engineering firm designing the mine has stated that one of the key objectives at this stage of the mining operation will be grade control. Because our sampling to date has shown that the gold mineralization is not consistent through out the ore, it will be imperative that our on-site geologist directs the contractors where to mine the ore. The geologist will need to work daily using the interpretation from the results of our drilling program and will need to take samples of the rock and assay them on-site to determine where the contractor should extract ore for the next day. The proper grade of ore shipped to the milling site is imperative to ensure a profitable operation. If the head grade is too low, we will not recover enough gold from the rock to maintain a profitable operation. Conversely, a head grade of ore that is too high will shorten the life of the mine. We are estimating that the total cost of mining and milling the ore will be approximately $15 per tonne. If the price of gold fluctuates up or down we may have to adjust our cut off grade, which is currently 1.5 grams per tonne and this will affect the over all life of the mine.

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

We have identified and negotiated the purchase of a second hand crusher suitable for our type of operation and for the size of rock we will be mining. We also have onsite and ready for construction the conveyor belts we will need for all phases of the milling operation. The conveyor belts were manufactured in Chihuahua and have been assembled at the Cieneguita mine site. We have identified and purchased a second hand agglomorator, a used stacker and used carbon columns and pumps suitable for the milling stage.

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

We engaged an independent third party consultant to review the work of the engineering firm to verify and agree with the results of the mine design. The independent third party consultants worked with the mining engineering firm to agree on a final design. The mine design is complete and cost approximately $50,000. We paid for the work from our general working capital. The milling equipment and cost of building the plant will be approximately $2,200,000. We estimate that we will need approximately $1,100,000 for working capital during the first four months of mine operation. There can be no assurance given that if the property is put into production that, after four months of operation, we will have recovered any precious metals from the milling process. We will need to continue to fund working capital if the precious metals are not in the ore as predicted. We will need to raise additional capital to put the property into production and to fund at least four months of working capital. The funds would be raised through the sale of debt or equity. We have not identified any additional sources of capital at this time. Furthermore, once we have commenced production, we can give no assurance that we will be profitable or recover any gold.

Guazapares Property

1.            Phase 1 Exploration

Budget:    Concurrently with the exploration of the Cieneguita Property, we budgeted approximately $668,000, which includes $596,000 for a drilling program, of our general working capital for exploration on our Guazapares Property, to December 2007. Of this amount, we spent approximately $100,000 from March 2006 through to the end of December 2006 for phase 1 of the exploration plan. Approximately $624,000 was spent on this property from January 2007 to November 2007.  These funds came from our general working capital.

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

The information from phase 2 of the exploration plan has been reviewed by our senior geologist and VP of Exploration and they have made a recommendation to management that further exploration is warranted.  Four drilling targets were identified as part of this mapping process: San Antonio, San Francisco, El Cantilito, and Montana de Oro. A 3,000 to 4,000 meter drilling program has been implemented to test the three main areas: San Antonio, San Francisco and El Cantilito. We will continue to conduct phase 3 of our exploration plan, subject to availability of funding.

3.            Phase 3 Drill Program

Budget:    We estimated that the initial drill program expenditure will be $668,000. We are in the process of raising additional capital through the sale of equity or debt to fund the drill program, as only a small portion of the funds budgeted are left in our general working capital to continue the program.

Milestones:    A 3,000 meter drill program, consisting of 27 diamond holes will be completed to evaluate the Guazapares project. The drilling program was designed to:

•	Explore the high-grade ore-shoots down plunge and along strike already identified within the Guazapares system.
•	Test for potential zones of high-grade or economic mineralization based on surface indications.
•	Gather information on the system regarding alteration patterns, metal zoning, level of erosion and vector to the most prospective areas of the system.

This phase commenced in July 2007 and we have drilled 19 holes.  We anticipated that once the drill program is completed, the results would take approximately 30 days to be assayed and interpreted. Unfortunately, due to the current economic climate in the industry, it takes up to 120 days to receive the drill results.  Once these results are known, we will consult our lead geologists and our VP of Exploration to determine whether  to abandon the Guazapares Property or to continue with further drilling.

The drilling commenced on the San Antonio Area, where three diamond holes (GU-01, GU-02, and GU-03) have been drilled for 452.85 meters. All three holes intersected mineralization at a depth of approximately 100 meters. Surface and underground sampling from San Antonio indicates the mineralization extends from surface to a depth of at lease 135 meters with a width varying from 1.2 meters to 12 meters in thickness. The mineralized structure has a strike length of 800 meters and is open to the northwest and southeast as well as to depth.

The GU-01, GU-02 and GU-03 holes have been focused on extending zones of high-grade mineralization encountered in the San Antonio adit. The following indicates reported intervals and drill hole intercepts from the three drill holes:

Drill Hole GU-01

Sample	From	To	Width	Au	Ag	Au Eq	Mineralized Intercept
ID	(m)	(m)	(m)	(g/t)	(g/t)	(g/t)	m @ g/t Au Eq

25149	50.23	51.73	1.50	0.762	17.1	1.071783	1.5 m @ 1.071
25152	51.73	53.23	1.50	0.119	3	0.173348
25153	53.23	54.73	1.50	0.488	11.9	0.70358
25154	54.73	56.23	1.50	1.305	15.6	1.587609	5.37 m @ 2.038
25155	56.23	57.60	1.37	0.283	27.7	0.784812
25156	57.60	58.60	1.00	4.63	24.7	5.077464
25157	58.60	60.10	1.50	0.292	7.8	0.433304
25158	60.10	61.60	1.50	0.204	7.4	0.338058
25159	61.60	63.10	1.50	1.585	8.2	1.733551	1.5 m @ 1.733

25184	91.30	92.80	1.50	0.466	3	0.520348
25185	92.80	94.40	1.60	0.603	2.8	0.653725
25186	94.40	95.33	0.93	0.292	4.5	0.373522
25187	95.33	96.83	1.50	0.787	4.3	0.864899
25188	96.83	98.33	1.50	2.76	9.5	2.932101	5.97 m @ 1.494
25189	98.33	99.80	1.47	1.095	11.2	1.297899
25191	99.80	101.30	1.50	0.615	15.3	0.892174

Drill Hole GU-02

Sample	From	To	Width	Au	Ag	Au Eq	Mineralized Intercept
ID	(m)	(m)	(m)	(g/t)	(g/t)	(g/t)	m @ g/t Au Eq

25285	57.80	58.30	0.50	0.228	18	0.554087
25286	58.30	58.95	0.65	0.18	43	0.958986
25287	58.95	59.75	0.80	0.503	81.2	1.974014	1.98 m @ 1.267
25288	59.75	60.28	0.53	0.273	32.9	0.869014
25289	60.28	61.05	0.77	0.278	26.2	0.752638
25291	61.05	61.61	0.56	0.191	18.7	0.529768
25292	61.61	62.82	1.21	0.198	39.5	0.91358
25293	62.82	64.32	1.50	0.336	19.3	0.685638
25294	64.32	65.82	1.50	0.254	14.4	0.51487
25335	112.75	113.55	0.80	0.101	25.3	0.559333
25336	113.55	114.85	1.30	0.111	47.6	0.973319
25337	114.85	116.10	1.25	0.486	22.1	0.886362
25338	116.10	117.45	1.35	2.54	2.7	2.588913
25339	117.45	118.75	1.30	0.879	2	0.915232
25341	118.75	120.25	1.50	0.436	3.6	0.501217	6.35 @ 1.344
25342	120.25	121.15	0.90	1.165	4.6	1.248333
25343	121.15	122.45	1.30	0.534	51.6	1.468783
25355	135.45	136.60	1.15	1.31	12.2	1.531014	1.15 m @ 1.531

Drill Hole GU-03

Sample	From	To	Width	Au	Ag	Au Eq	Mineralized Intercept
ID	(m)	(m)	(m)	(g/t)	(g/t)	(g/t)	m @ g/t Au Eq

25367	0.00	1.50	1.50	3.17	42.6	3.926392	1.5 m@ 3.92
25455	103.70	105.20	1.50	0.165	50.3	1.058111	1.50 m @ 1.05
25470	119.65	121.05	1.40	0.882	18.5	1.21048	1.40 m @ 1.21
25480	132.35	133.85	1.50	0.293	46.3	1.115088	1.50 m @ 1.11

Diamond drilling of the San Antonio system encountered mineralization in the three drill holes. The highest grades occurred within vein-breccias, quartz veins and quartz stock worked veins exhibiting multiple pulses of hydrothermal activity.

Analysis of the mineralization and alteration assemblages, structural setting and geochemistry of the San Antonio target area indicates that the high gold values tend to cluster in two main mineralization styles:

1.	Ore-shoots developed along the extensive San Antonio vein system.
2.	Large and structurally controlled breccia bodies or structural zones developed in the intersections of mainly NW and NE trending faults and structures.

Holes GU-01, GU-02 and GU-03 confirm the emergence at San Antonio of one of the high-grade ore-shoot identified in the San Antonio adit where a new high grade gold zone in the underground samples returned grades as high as 37 g/t gold and 1,000 g/t silver over 2 meters. These two drill holes also provide the evidence that the main mineralization tends to cluster as ore-shoots controlled by mainly by the intersection of northwest, east-west, and northeast structures.

If management decides to continue drilling, we will need to raise additional funding through the sale of debt or equity because we do not have sufficient capital to continue such an exploration program.  Additional drilling would cost a significant amount of money and there is no assurance that we would be able to raise such additional amounts of money. We have not identified any additional sources of funding to implement such a program. If we can not obtain additional financing, we could seek a joint venture partner if the drilling results warranted it. We do not have any joint venture partners at this time and can give no assurance that we will be able to find one if the Guazapares Property warranted such a joint venture.

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

1.            Phase 1 Exploration

Budget:    We have planned for an exploration program, with a total budget of approximately $719,000 from general working capital, through August, 2008, on our Encino Gordo Property.We budgeted $50,000 for mapping and sampling, which was completed in February 2007. We spent $50,000, as budgeted, through the end of February 2007. Our VP of Exploration has reviewed all of the initial material on the property and the results of exploration completed in February 2007 and a second phase of mapping and sampling has been planned. The proposed exploration will consist of mapping the Encino Gordo and Vinorama concessions at a scale of 1:5,000 initially and then 1:1,000 on pre-determined sections. The focus will be on lithology, structure, alteration and veining to determine the potential of the near-mesothermal (porphyry-type) system present at Encino Gordo and the epithermal vein deposits on the Vinorama concession.

The balance of the budgeted funds will be spent as directed by our VP of Exploration once he has reviewed all of the initial material on the property and the results of the exploration completed in February 2007. From January to August 2007 we spent $18,000 on exploration. At this time  we do not have the necessary working capital to proceed. The funds for this additional exploration, if warranted, will come from general working capital if and when available. We can give no assurances that we will be able to raise sufficient capital to continue exploration on this property.

Milestones:    The goals of phase one were to complete mapping of the property and to take geochemical samples from the property. The purpose of this initial program was to get a better understanding of the geology of the property.  We completed this phase of the exploration program at the end of February 2007.

We mapped the property at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. We met part of our mapping goal in October 2007, when mapping was completed along the extension of the structures hosting the Elyca vein located along the eastern edge of the Encino Gordo claims, with the balance of the mapping completed at the end of February 2007.

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

In October 2006, we prepared a list of preliminary drill hole locations to accompany the SEMARNAT work permit application. We are currently preparing the documents for SEMARNAT work permits on the Encino Gordo Property and it is expected to be approved in March 2008.Our goal is to drill the targets as recommended by our VP of Exploration. Much additional exploration work must be completed and a definitive exploration plan needs to be prepared by our VP of Exploration before management can determine whether or not to continue to the next phase of exploration. The actual drill hole locations are likely to change from those submitted with the working plan permit, as the drill targets are reviewed. This change of targets will not affect the working permit; as such a movement of locations is anticipated in the issuing of the permits.

Further exploration on the Encino Gordo Property was completed at the end of August 2007. Our goal was to have a geological report, prepared by our senior geologist by the end of 2007; however, due to lack of working capital this has not been completed yet.  Depending on the results of the report, as determined by management, we intend to either abandon the Encino Gordo Property, in which case no further payments would be made or would be due under our agreements to acquire these concessions, or make additional expenditures to determine potential drill targets.

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

Milestones:    Phase 2 of the exploration plan would be to initiate a drill program to gather more information.  Such information would be used to determine if we should put the property into production. We do not know when this phase of exploration could be completed, as discussed above. We estimate that the program would take approximately 60 days to complete, with results from the program being returned about 90 days after completion. These are estimates, as the number of drill targets will determine the length of the drill program.  Once the results from the drill program are known, we would consult with our lead exploration geologist and our VP of Exploration to determine whether to abandon the Encino Gordo Property or continue with further drilling exploration.

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

Sahauyacan

The Sahauyacan Property is located near the Chihuahua-Sonora state border approximately 275 kilometers east-southeast of the city of Chihuahua and 50 kilometers south-southwest of the town of Maycobain the state of Chihuahua, Mexico. The Sahauyacan Property comprises 14 mineral concessions that total 649 hectares (approximately 2,575 acres). We have limited information available to us about this property from previous exploration.

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

1.            Phase 1 Exploration

Budget:    We have spent approximately $557,000 from general working capital, from January 2007 to November 2007, on exploration of this property.The funds spent to date have come from general working capital. The estimated expenditures for future work will need to be raised through the sale of debt or equity. We can give no assurance that we would be able to raise such capital, as we have not identified any source of capital for such a program at this time. If we could not raise additional funds, we would consider seeking a joint venture partner if the results warranted it. We do not have any joint venture partners at this time and can give no assurance that we would be able to find one if the Sahauyacan Property warranted such a joint venture.

Milestones    We completed our initial mapping of the property, including the underground workings.

As part of our due diligence on acquiring the properties, we had a surface geological mapping and sampling crew evaluate the property from September 2006 through December 2006. Mapping on the property was completed at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. To date, a total of 300 samples have been taken from the property including 101 rock chip and channel samples, 41 stream sediment samples and 158 soil samples.We received the results back from our sampling. The underground workings were evaluated for safe entry and the mine has been deemed unsafe to open. A limited part of the mine was opened and bulk samples were taken.

We met one of our milestones in phase 1 of the exploration plan, which was determining drill hole locations. Our VP of Exploration determined from our phase 1 work that a 13 hole drill program was warranted.

2.            Phase 2 Drill Program

Budget:    We budgeted $365,000 to complete a 13 hole drill program. The contractor doing the drilling has completed the drilling.

Milestones:    Our VP of Exploration recommended a 13 hole drill program on this property.  Reconnaissance and detailed mapping programs from phase 1 on the Sahauyacan Property have identified four significant drilling targets: Santo Niño, La Cumbre, Cerro Cacho and Santa Teresa. The goal of this phase of exploration was to determine if we should continue exploration with a further drill program. We filed the application for the work permit in February 2007 and it was approved by SEMARNAT.We completed the drilling in May 2007.

Current Drilling program:     To date a total of approximately 2,000 meters have been drilled in 13 diamond drill holes. Eight holes were drilled in the Santo Niño vein-structure (SDH-1, through SDH-4 and SDH-7 through SDH-10), two diamond drill holes (SDH-5 and SDH-6) were drilled in La Cumbre mineralized area and two holes (SDH-11 and SDH-12) on the Santa Theresa vein.

SDH-1 through SDH-4 and SDH-7 through SDH-10 were collared along the Santo Niño mineralized vein. Drill Hole SDH-1 intersected two zones of gold mineralization over the 165.05 meters drilled in this hole, including 7.50 meters with 2.56 g/t Au and 11.00 meters with 2.24 g/t Au including 8.00 meters with 2.98 g/t Au.

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

The remaining holes did not return encouraging assay results. The results from drill holes SDH-3 and SDH-4 show gold anomalies varying from 0.01 to 0.02 g/t. Geological and structural mapping surveys along the Santo Niño vein have identified a NE structure that is displacing the mineralized zone. Current field investigations are aimed to define in more detail the structural setting on this part of the mineralized vein-structure.

Drill Holes SDH-5 and SDH-6 were collared in the Le Cumbre zone. The two holes intersected mineralization from surface to 175 metres. Only the SDH-5 intersected several two-meter-wide intercepts with gold mineralization ranging from 1.03 to 1.905 g/t.  Other gold values ran between 0.2 to 0.5 grams/tonne. Our VP of Exploration believes that the gold in these zones is free gold and is contained in the fractures in the oxides.  As the drilling consumes massive quantities of water, we believe the free gold has been washed away from the core. As a result, we plan to re-drill the Le Cumbre zone using reverse circulation drilling to ensure all the particles are captured while drilling. No assurance, though, may be given that any gold values will be found when it is redrilled using reverse circulation drilling. A detailed evaluation of these gold values and their correspondent geological conditions is in progress.

The final area tested at Sahauyacan was the Santa Theresa target, where two drill holes (SDH-11 and SDH-12) were completed. SDH-12 has intersected a high grade mineralized zone, consisting of 7.5 meters with 56.01 g/t Au and 283.22 g/t Ag. The following are the assay intercepts from the Santa Theresa structure.

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

Drill Holes SDH-11 returned only anomalous gold zones in the structure. SDH-12 shows that the potential for a significant increase in the Santa Theresa mineralization area. The mineralization is controlled by NWN structures running from the Santa Theresa target to the north to the La Cumbre target. The Company’s VP of Exploration will evaluate these results and further evaluation the Sahauyacan Property by reverse circulation drilling at La Cumbre and diamond drilling at Santa Theresa and Santo Nino to test the veins. This program will help to define the potential volume and grade of a large portion of the mineralized vein systems at Sahauyacan.

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

Results of Operations

Nine months ended November 30, 2007 compared to the nine months ended November 30, 2006.

In this discussion of Mexoro’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

We did not earn revenues during the three or nine months ended November 30, 2007 or 2006 because we did not have commercial production of any of our properties. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties. Interest income is recorded under “Other Income in the Statement of Operations”in the financial statements.

Operating Costs

We did not incur any operating costs during the three and nine months ended November 30, 2007 or 2006 due to the fact that we did not achieve production from exploration activities during either year.

Expenses

Our expenses increased to $2,454,000 and $6,653,000 for the three and nine months ended November 30, 2007 compared to $981,000 and $3,606,000 for the three and nine months ended November 30, 2006, respectively. The increase is primarily attributable to higher administrative costs, stock-based compensation to officers, directors and consultants and developing the exploration program.

General and administrative cash expenses increased to $530,000 and $1,822,000 in the three and nine months ended November 30, 2007 respectively, compared to $160,000 and $958,000 in the three and nine months ended November 30, 2006.

Management fees decreased to $141,000 in the three months and increased to $390,000 in the nine months ended November 30, 2007, from $146,000 and $342,000 in the three and nine months ended November 30, 2006, respectively. Finders’ fees decreased to $nil in the nine months ended November 30, 2007 from $285,000 in the nine months ended November 30, 2006.  Accounting and legal fees increased to $130,626 in the three months and decreased to $119,720 in the nine months ended November 30, 2007, from $84,000 and $177,000 in the three and nine months ended November 30, 2006, respectively. The increase in fees was primarily attributable to higher auditing costs and the cost of regulatory filings.

Stock-based compensation expense increased to $631,000 and $2,304,000 in the three and nine months ended November 30, 2007 respectively, from $487,000 and $1,710,000 in the three and nine months ended November 30, 2006. The 2007 amount relates to warrants issued and stock options granted to management and key personnel for $1,479,000 and $825,000, respectively.

Mineral exploration in the three and nine months ended November 30, 2007 increased to $714,000 and $1,947,000 respectively, compared to $333,000 and $938,000 for the three and nine months ended November 30, 2006. We anticipate that exploration expenditures will increase in fiscal 2008 as a result of exploration activities on our Mexican mineral properties.

Loss

Our net loss increased to $2,490,000 and $6,689,000 for the three and nine months ended November 30, 2007 respectively, compared to $968,000 and $5,883,000 for the three and nine months ended November 30,2006.

This change in our loss was primarily attributable to higher investor relations expenses, stock-based compensation and exploration expense in 2007. The net losses in both 2007 and 2006 were comprised of items not requiring an outlay of cash. In 2007, the non-cash component of stock-based compensation was $2,304,000. In 2006, the non-cash component is attributable to $487,000 of stock-based compensation and to a beneficial conversion feature of $2,266,000 on convertible debentures issued in the three months ended May 31, 2006; which was recorded as interest expense.  We anticipate that we will continue to incur a loss until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from our Mexican mineral properties, if ever. There is no assurance that we will commence the development stage of our operations at any of our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage. As of November 30, 2007, we have total assets of $1,670,000,total liabilities of $2,087,000 and a deficit of $32,420,000 accumulated during the exploration stage.

Cash and Working Capital

We had cash and cash equivalents of $859,000 as of November 30, 2007, compared to cash of $46,000 as of August 31, 2007 and $843,000 as of November 30, 2006. We had working capital deficiency of $735,000 as of November 30, 2007, compared to $1,276,000 as of August 31, 2007 and a working capital deficiency of $915,000 as of November 30, 2006.

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $3,900,000 from December 2007 to August 2008 to carry out exploration and administration activities on our Mexican mineral properties and in the event that our exploration is successful on our Cieneguita Property, we anticipate spending a further $2,200,000 on milling equipment and building a plant to put that property into production. We anticipate spending approximately $1,400,000 during the next 12 months on general and administrative costs. We presently do not have sufficient financing to enable us to complete these plans and will require additional financing to perform future exploration work on our Mexican mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

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

Cash Used in Operating Activities

Cash used in operating activities increased to $2,780,000 for the nine months ended November 30, 2007 compared to $1,986,000 for the nine months ended November30, 2006. The cash used in operating activities was primarily for general and administrative expenses and exploration costs.

Cash Used in Investing Activities

The Company used cash of $44,000 for purchase of equipment for the nine months ended November 30, 2007 compared to cash used of $150,000 for the nine months ended November 30, 2006.

Financing Activities

Cash provided by financing activities amounted to $3,677,000 for the nine months ended November 30, 2007 compared to $2,496,000 for the nine months ended November 30, 2006. Almost all of the cash provided by financing activities was from exercise of warrants and notes payables.  Cash provided by financing activities was used to fund our operating and investing activities.

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

On April 3, 2006 and May 31, 2006, the Company issued 550,000 common shares and 200,000 common shares,respectively and closed a private placement for total proceeds of $375,000. As at February 28, 2006, the Company had received $170,000 of subscriptions for this unit offering. Units consisted of one share of common stock and one-half of one warrant. Each full warrant entitles the investor to purchase an additional share of the Company’s common stock at a price of $1.00 per share and is exercisable until April 30, 2008. The units were priced at $0.50 each.

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

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at November 30, 2007,the Company had working capital deficiency of $735,000 (November 30, 2006 - $915,000 working capital), and an accumulated deficit during the exploration stage of $32,420,000 (November 30, 2006 – $26,170,000).  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 3.                       CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its SEC reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the companies are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

10.27
Agreement to Defer Guazapares Property Payments, entered into on September 19, 2007 by Sunburst de Mexico S.A. de C.V., Mexoro and MRT (herein incorporated by reference to the Current Report on Form 8-K dated September 19, 2007 and filed on October 9, 2007.)

10.28	Agreement to Defer Cieneguita Property Payments, entered into on May 4, 2007 by Corporativo Minero S.A. de C.V. and Sunburst de Mexico S.A. de C.V. *

14.1	Code of Ethics (herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006.)

16.1	Responsive letter of Comiskey & Co. (herein incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2004.)

21.1	Subsidiaries of the Registrant (herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006.)

31.1	Certification of Chief Executive Officerand Chief Financial Officerof Mexoro Minerals Ltd. pursuant to Rule 13a-14(a)/15d-14(a). *

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Mexoro Minerals Ltd. pursuant to 18 U.S.C. Section 1350. *

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEXORO MINERALS LTD.

By: /S/ Robert Knight
Robert Knight, President, Chief Financial Officer and Director
Date: January 14, 2008