Form 10KSB
period 2008-02-29
MEXORO MINERALS LTD
filed 2008-06-13
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

  ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

MEXORO MINERALS LTD.
(Exact name of registrant as specified in its charter)

Colorado	0-23561	84-1431797
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

C. General Retana #706 Col. San Felipe Chihuahua, Chih. Mexico	31203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 661-7830

Securities registered under Section 12(b) of the Act:

Title of each class
N/A

Securities registered under Section 12(g) of the Act:

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

State issuer's revenue for its most recent fiscal year: $nil

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $10,028,676 as of May 1, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: outstanding shares: 26,749,502 as of May 12, 2008; outstanding warrants: 2,632,500 as of May 12, 2008; outstanding options: 3,725,000 of which 1,862,250 have vested as of May 12, 2008. Total number of fully diluted shares at May 12, 2008: 33,107,002.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

Mexoro Minerals Ltd. (formerly known as Sunburst Acquisitions IV, Inc.) (“the Company,” or “Mexoro”) was incorporated in the State of Colorado on August 27, 1997. We were formed to seek out and acquire business opportunities. Between 1997 and 2003, we engaged in two business acquisitions and one business opportunity, none of which generated a significant profit or created a sustainable business for us.

On May 3, 2004, we completed a “Share Exchange Agreement” with Sierra Minerals and Mining, Inc. (“Sierra Minerals”), a Nevada corporation, which caused Sierra Minerals to become our wholly owned subsidiary. At the time of the share exchange transaction, Sierra Minerals held, through a joint venture with Minera Rio Tinto, S.A. de C.V. (“MRT”), a company duly incorporated pursuant to the laws of the United Mexican States, mineral concessions and options to obtain certain mineral concessions on properties in Chihuahua, Mexico. Because Sierra Minerals was not a Mexican company, it was prohibited by Mexican law from owning the mineral concessions directly. The joint venture allowed Sierra Minerals to have rights to these concessions while maintaining compliance with Mexican law. MRT was controlled, and continues to be controlled, by Mario Ayub. Concurrently with the Share Exchange Agreement, Mr. Ayub became a director, and later Chief Operating Officer, of Mexoro. In August 2005, Mexoro cancelled the joint venture agreement in order to pursue the mineral exploration opportunity through a new wholly owned Mexican subsidiary. On January 20, 2006, Sierra Minerals was dissolved.

In August 2005, we created a wholly owned Mexican subsidiary corporation, Sunburst de Mexico, S.A. de C.V. (“Sunburst de Mexico”). On August 25, 2005, Sunburst de Mexico, Mexoro and MRT entered into agreements in which MRT assigned to Sunburst de Mexico the right to explore and exploit two properties in Mexico. MRT had previously acquired property rights from the owners, Corporativo Minero, S.A. de C.V. (“Corporativo Minero”), and Compañía Minera De Namiquipa, S. A. de C. V. (“Compañía Minera”), respectively. There is no relationship between either Corporativo Minero or Compañía Minera, their officers, directors and affiliates and Mexoro’s subsidiaries, officers, directors and affiliates. Concurrent with assigning to Sunburst de Mexico its rights to these two properties, MRT assigned to Sunburst de Mexico the option, but not the obligation, to purchase additional mineral concessions on a separate property, also located in Chihuahua, Mexico.

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

In December 2005, Mexoro and Sunburst de Mexico entered into a new agreement with MRT (the “New Agreement”). In the New Agreement, Sunburst de Mexico exercised its option to purchase three additional mining concessions in the Encino Gordo region. The New Agreement required the Company to issue to MRT two million shares of Mexoro’s common stock within four months of the date of the signing of the New Agreement. These shares were issued on February 23, 2006. Under the terms of the New Agreement, MRT had the option to buy all of the outstanding shares of Sunburst de Mexico for $100 if the Company failed to transfer $1,500,000 to Sunburst de Mexico by April 30, 2006. However, in April 2006, the parties amended the New Agreement to delete both the required transfer of $1,500,000 to Sunburst de Mexico along with MRT’s option to purchase all of the shares of Sunburst de Mexico. The New Agreement also requires the Company to issue one million additional shares of common stock to MRT when, if ever, production of the Cieneguita Property reaches 85% of production capacity.

On October 24, 2006, we purchased exclusive exploration rights and an option to purchase several additional mineral concessions, collectively referred to as the Sahauyacan Property, in Chihuahua, Mexico, from Minera Emilio, S.A. de C.V.,(“Minera Emilio”). There is no relationship between Minera Emilio, its officers, directors and affiliates and Mexoro‘s subsidiaries, officers, directors and affiliates. In order to maintain the right to explore the Sahauyacan Property, the Company paid $30,000 upon execution of the agreement and must pay $252,000 in monthly installments over a five year term. In order to purchase the Sahauyacan Property, Mexoro must pay $300,000 in cash or $500,000 in shares of the Company within the term of the option. The Company must also pay a royalty of 3% or 4% of “Net Revenues”. Net Revenue is calculated by subtracting smelting expenses, added value taxes and all other taxes on production sales from revenue described in detail below.

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

In January 2001, we entered into an agreement with Prologic to recover a portion of our investment. Pursuant to that agreement, on February 16, 2001, we completed the sale of 2,859,972 shares of stock in Prologic to Prologic, or its designees, for a total sales price of $400,000. Of the sale price, $325,000 was paid in cash at closing and $75,000 through Prologic’s execution of a promissory note. The promissory note bore interest at the rate of 10% per annum and required payments of $25,000 principal, plus accrued interest, on each of April 12, 2001, July 12, 2001 and October 12, 2001, none of which were ever received by us. Subsequently, Prologic declared bankruptcy and we wrote the promissory note off as uncollectible.

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

Prior Business Activities

On February 27, 2002, we were assigned a sub-distributorship agreement pursuant to a contract between 1357784 Ontario Ltd. and Romlight International, Inc. (“Romlight International”), a company based in Toronto, Ontario, Canada. There was no affiliation between 1357784 Ontario Ltd. and Romlight International and Prologic, HBC, Sierra Minerals, Mexoro, their officers, directors or affiliates. Pursuant to the sub-distributorship agreement, we became the exclusive worldwide distributor to the hydroponics industry of digital electronic lighting ballasts. This sub-distributorship agreement was assigned to our wholly owned subsidiary, Sunburst Digital, Inc. (“Sunburst Digital”), a Canadian corporation. In January 2003, the contract between 1357784 Ontario Ltd. and Romlight International and our sub-distributorship agreement were cancelled. On April 2, 2003, Sunburst Digital signed an agreement directly with Romlight International containing terms and conditions substantially identical to the terms of the sub-distributorship agreement.
We paid Romlight International a deposit of $183,454 for the sub-distributorship. Due to quality control issues, the ballasts were never sold, and we wrote off our entire deposit and ceased to operate Sunburst Digital. Sunburst Digital was administratively dissolved on March 31, 2006. We had no operations between the cessation of these activities and the acquisition of Sierra Minerals.

Current Operations

On May 3, 2004, we entered into a Share Exchange Agreement with the shareholders of Sierra Minerals, which was incorporated in Nevada on March 19, 2004. As a result of this transaction, Sierra Minerals became our wholly owned subsidiary. Pursuant to the Share Exchange Agreement, we agreed to loan to MRT, on behalf of Sierra Minerals, $147,500 to be evidenced by an 8% promissory note signed by MRT. In addition, and as a result of the closing of this Share Exchange Agreement, we paid a finders’ fee to two corporate entities whereby we issued an aggregate of 120,000 five year options to purchase shares of our common stock, at a price of $0.50 per share, as follows: 60,000 were issued to T.R. Winston & Company, LLC and 60,000 were issued to Liberty Management, LLC. T.R. Winston & Company, LLC, Liberty Management, LLC, and their officers, directors and affiliates are not affiliates of Mexoro, Sierra Minerals, MRT or their officers, directors, and affiliates.

Sierra Minerals had no operations between its date of incorporation and April 26, 2005. Sierra Minerals was a party to a joint venture agreement dated April 26, 2004 and amended on June 1, 2004, by and between Sierra Minerals and MRT. MRT had the right to acquire certain mineral concessions, the Cieneguita Property and Guazapares Property, as explained below. Under the terms of the joint venture, MRT and Sierra Minerals planned to form a Mexican corporation, of which Sierra Minerals would own 60% and MRT would own 40%. Sierra Minerals was required to invest $1,000,000 in this corporation within 30 days of the signing of the joint venture agreement and to secure an additional $2,000,000 line of credit for the new company. In exchange, MRT would transfer its rights in the mineral concessions to the new corporation. MRT was appointed as the operator of the Cieneguita Property. Sierra Minerals advanced $167,500 to MRT, pursuant to the joint venture agreement, to pay for costs associated with the rights. However, Sierra Minerals did not meet the deadline of investing $1,000,000 into the new corporation. MRT retained the $167,500 as liquidated damages under the joint venture agreement; Sierra Minerals was not required to pay any additional damages.

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

On August 25, 2005, we entered into a new arrangement with MRT. Instead of a joint venture, we formed a wholly owned subsidiary, Sunburst de Mexico, which was incorporated in Mexico. Because Sunburst de Mexico is a Mexican corporation, this restructuring allowed us to take title to the properties directly in the name of Sunburst de Mexico rather than holding the interests in a joint venture. We entered into agreements with MRT, which gave Sunburst de Mexico options to purchase the mineral concessions of the Cieneguita and Guazapares Properties and the right of first refusal on two Encino Gordo Properties. The parties also entered into an operating agreement (which has subsequently been cancelled) that gave MRT the sole and exclusive right and authority to manage the Cieneguita Property. (This right had also been granted to MRT under the joint venture agreement with Sierra Minerals.)

The material provisions of the Company’s property agreements are as follows:

(1)
MRT assigned to Sunburst de Mexico, with the permission of Corporativo Minero (the “Cieneguita Owner”), all of MRT’s rights and obligations acquired under a previous agreement, the “Cieneguita Option Agreement”, including the exclusive option to acquire the Cieneguita concessions for a price of $2,000,000. The Cieneguita Option Agreement states that the Company is to make yearly payments on May 6 of each year in the amount of $120,000 for the next 13 years and a final payment of the outstanding balance owed on the $2,000,000 in the 14th year to the Cieneguita Owner to keep the option in good standing. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid and the balance of $60,000 was paid on December 20, 2007. Once the full $2,000,000 payment has been made, we will own the concessions. Yearly payments will need to be made from working capital. We do not have the capital at this time to fund the ongoing payments. We will need to raise the funds through the sale of debt or equity. We do not have any sources for such capital at this time. In the alternative, if Cieneguita is put into production, of which there is no guarantee, we must pay the Cieneguita Owner $20 per ounce of gold produced, if any, from the Cieneguita concessions up to the total $2,000,000 due. In the event that the price of gold is above $400 per ounce, the property payments payable to the Cieneguita Owners from production will be increased by $0.10 for each dollar increment the spot price of gold trades over $400 per ounce. The total payment of $2,000,000 does not change with fluctuations in the price of gold. Non-payment of any portion of the $2,000,000 total payment will constitute a default. In such case, the Cieneguita Owners will retain ownership of the concessions, but we will not incur any additional default penalty. MRT retained no interest in the Cieneguita Property.

(2)
MRT assigned Sunburst de Mexico, with the consent of  Compañía Minera (the “Guazapares Owner”) MRT’s rights and obligations concerning the Guazapares Property, including the exclusive option under the “Guazapares Option Agreement”, for a term of four years, to purchase seven of the Guazapares concessions upon payment of $910,000. In return, Sunburst de Mexico granted MRT a 2.5% Net Smelter Royalty (“NSR”) and the right to extract from the Guazapares concessions up to 5,000 tons per month of rock material; this right will terminate on exercise of the option to purchase the concessions. MRT retained no interest in the Guazapares Property.

(3)
Sunburst de Mexico purchased two of the Encino Gordo concessions from MRT for a price of 1,000 pesos (approximately US$90), and MRT assigned to Sunburst de Mexico a first right of refusal to acquire three additional Encino Gordo concessions. The Company has the option to acquire 100% of the additional three Encino Gordo concessions subject to a 2.5% NSR and the obligation to make the scheduled property payments totaling $500,000.

(4)
MRT assigned to Sunburst de Mexico, for a term of 60 months, commencing from June 25, 2004 (the “Option Period”), with the consent of Minera Rachasa, S.A. de C. V. (the “San Francisco Concessions Owner”), MRT’s rights and obligations acquired under the “San Francisco Option Agreement”, including the option to purchase the San Francisco concession for a price of $250,000 (the “Purchase Price”). MRT and the San Francisco Concessions Owner reserved a combined 2.5% NSR. MRT reserved no other rights in the San Francisco concessions. To maintain the option, Sunburst de Mexico assumed the obligation to pay to the San Francisco Concessions Owner cumulative annual payments totaling $90,000; if the option is exercised prior to the expiration of the Option Period by payment of the Purchase Price, the obligation to pay the annual payments will be terminated.

(5)
MRT assigned to Sunburst de Mexico, with the consent of the Rafael Fernando Astorga Hernández (“San Antonio Concessions Owner”), MRT’s rights and obligations acquired under the San Antonio Option Agreement, including the option to purchase the San Antonio concessions for a price of $500,000 (the “Purchase Price”) commencing from January 15, 2004, the date of signing of the “San Antonio Option Agreement” (the “Option Period”). MRT and the San Antonio Concessions Owner reserved a combined 2.5% NSR to be paid to them. MRT reserved no other rights in the San Antonio concessions. To maintain the option, Sunburst de Mexico assumed the obligation to pay to the San Antonio Concessions Owner cumulative annual payments totaling $150,000; if the option is exercised prior to the expiration of the Option Period by payment of the Purchase Price, the obligation to pay the annual payments will be terminated. The San Antonio Concessions Owner reserved the right to extract from the San Antonio concessions up to 50 tonnes per day of rock material; this right will terminate on the date of the exercise of the option.

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

The parties also signed a share option agreement pursuant to which Sunburst granted to MRT the exclusive option to acquire up to 100% of all outstanding shares of Sunburst de Mexico if Mexoro did not (a) comply with the terms of the underlying Cieneguita Option Agreement, the San Antonio Option Agreement, the San Francisco Option Agreement and the Guazapares Option Agreement and (b) loan to Sunburst de Mexico the amounts of $1,000,000 by December 31, 2005 and $1,000,000 by April 30, 2006. If the option to purchase 100% of the shares of the capital of Sunburst de Mexico were exercised by MRT, MRT was obligated to return to the Company for cancellation all of the shares of the capital of Mexoro issued by the Company to MRT and Mario Ayub. No finder’s fees were paid in these agreements.

On December 8, 2005, Mexoro and Sunburst de Mexico entered into a new agreement with MRT (the “New Agreement’) to exercise their option under the August 18, 2005 “Sale and Purchase of Mining Concessions Agreement” to obtain two mining concessions in the Encino Gordo region. The New Agreement modified the Company’s property agreements, as discussed below. The following are additional material terms of the New Agreement:

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

Unless explicitly superseded or terminated by the New Agreement, as discussed above, the terms of the Company’s existing property agreements remain in effect. Under the New Agreement, MRT has assigned to Sunburst de Mexico rights it acquired in a contract with Corporativo Minero. MRT entered into an agreement with Corporativo Minero on January 12, 2004 by which it acquired the right to explore and exploit the Cieneguita Property and purchase it for $2,000,000. MRT paid $150,000 upon execution of the agreement and two months later paid $200,000. This agreement gave MRT the exclusive right and option, but not the obligation, to purchase, during the term of the mining concessions of the property, an undivided 100% title to the mining concessions and the exclusive right to carry out mining activities on any portion of the mining concessions. Under our agreements with MRT, MRT has assigned this agreement and all of its rights and obligations there under, to us. As of the date of this annual report, $590,000 of the $2,000,000 has been paid to Corporativo Minero by MRT ($350,000 paid) and Sunburst de Mexico ($120,000 paid in “no production” penalty fees). Sunburst de Mexico had the obligation of bringing the property to production on or prior to May 6, 2006. The Cieneguita Property was not in production as of May 6, 2006 and, therefore, Sunburst de Mexico had the obligation to pay $120,000 to Corporativo Minero on May 6, 2006 to extend the contract. Through discussions with Mexoro, Corporativo Minero agreed to reduce the obligation to $60,000, of which $10,000 was paid in April 2006. Sunburst de Mexico was then required to pay the remaining $50,000 by May 6, 2006. We made this payment to Corporativo Minero and the contract was extended. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid and the balance of $60,000, which was paid on December 20, 2007. Payment of $60,000 on the $120,000 that was due to the concession holders was made in May 2008 with the balance of the payment due to be paid in June 2008. We have the obligation to pay a further $120,000 per year on May 6 of each year, until the total of $2,000,000 is paid. We are currently not in default on our payments.

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

On May 15, 2006, Sunburst de Mexico entered into an exploration contract with Jose Maria Rascon Rascon and Sabino Amador Rascon Polanco and with Rene Muro Lugo (all three representatives constitute the “Concessionaires”) for the Segundo Santo Nino concession on the Sahauyacan Property. Each concession representative owns 33.3% of the total Segundo Santo Nino title. The Company must pay the Concessionaires a total of $255,000 for this concession. The total payments to acquire 100% of this concession are as follows: all payments up to November 15, 2007 totaling $50,000 have been paid, May 15, 2008 - $15,000, November 15, 2008 - $20,000, May 15, 2009 - $20,000, November 15, 2009 - $30,000 and May 15, 2010 - $120,000.

On June 21, 2006, Sunburst de Mexico entered into an Exploration and Sale Option Agreement of Mining Concessions (the “Exploration Agreement”) with Minera Emilio for mineral concessions in Chihuahua, Mexico on the Sahauyacan Property. Minera Emilio owns 100% of the Sahauyacan Property. There is no affiliation between Minera Emilio and the Company or its officers, directors or affiliates.

Under the Exploration Agreement, Minera Emilio granted the Company the exclusive right to conduct exploration on the Sahauyacan Property. The Company must pay Minera Emilio $282,000 in the following manner:  (i) $30,000 payable at the execution of the Agreement (this amount has been paid); (ii) $2,500 per month as of August 21, 2006, and so on for each month elapsed for twelve months, on the 21st day of each month  (these amounts have been paid); (iii) $3,500 per month as of the beginning of the second yearly term, that is, as of August 21, 2007, and every month, on the 21st day of each month, for the whole second yearly term (the first 7 months of these payments have been made and are in good standing for a total amount of $24,500); and (iv) $5,000 monthly, during the third, fourth, and fifth yearly term, on the 21st. day of each month. The term of the Exploration Agreement is five years from the date of execution by Minera Emilio, which is June 22, 2011. While Minera Emilio signed the agreement on June 22, 2006, further negotiations occurred and the Company signed the agreement on October 24, 2006. Non-payment of any of the payments owed would constitute a default under the Exploration Agreement. As of the date of this annual report, we have not been given notice of any default. In the event we were given notice and default was not cured in a timely manner, the Company would lose the right to explore on the Sahauyacan Property and would lose the option to purchase the mineral concessions.

Minera Emilio also granted the Company the option to purchase the mineral claim. The option shall expire on June 22, 2011. The Company must provide Minera Emilio with 30 days written notice before exercising the option. The purchase price of the mineral claim is $300,000 or the equivalent of $500,000 in restricted shares of common stock of Mexoro based upon the market value of such shares during the 30 days preceding notice of the intent to exercise the option. The Company must complete a feasibility survey within three years from the date the option is exercised.

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

On January 25 2008, Sunburst de Mexico entered into an exploration and option agreement with Maria Luisa Wong Madrigal for mineral concessions under the “La Maravilla” project on the Sahauyacan Property. The Company must pay Maria Luisa Wong Madrigal $600,000 in the following manner: (i) $33,000 – January 25, 2008 (paid); (ii) $33,000 – July 25, 2008; (iii) $34,000 – January 25, 2009; (iv) $500,000 – at the option to purchase the concession or in 36 months – January 25, 2010.

The La Maravilla project concessions are subject to royalties of 2.0% over net liquidations, which may be acquired by Sunburst de Mexico for $400,000 before commercial production is initiated. This exploration and option agreement has yet to be filed before the Mining Public Records Office as of the date of this report.

In addition, we intend to identify and obtain options on additional gold and silver properties within the Chihuahua region, if possible. We will utilize our management’s contacts in the Mexican mining community in order to find potential properties that may be available. There can be no assurance that we will be able to obtain any additional property on acceptable terms or at all.

On September 19, 2007, Sunburst de Mexico, MRT and Mexoro entered into an Agreement to Defer Guazapares Property Payments. This agreement modifies the agreement entered into by MRT and Sunburst de Mexico on August 18, 2005 in regard to the Guazapares concessions in Mexico.  Under the original agreement entered into by the parties on August 18, 2005, Sunburst de Mexico was obligated to pay MRT US$60,000 on August 2, 2006 as part of the payments required for the purchase of eight mineral concessions in the Guazapares area of Mexico. On July 18, 2006 the parties agreed to extend the due date for ninety days until October 31, 2006. MRT agreed to re-extend the due date for such payment by 120 days until February 28, 2007 and then again to May 31, 2007. An oral agreement extended the due date to August 31, 2007.  Pursuant to the same agreement entered into by the parties on August 18, 2005, Sunburst de Mexico was obligated to pay MRT a further amount of US$140,000 on August 2, 2007 to purchase the Guazapares concessions.  MRT is a related party as it is controlled by Mario Ayub, the President and a Director of Mexoro.

Under the September 17, 2007 agreement, Sunburst de Mexico, MRT and Mexoro agree that:

●
Any and all property payments regarding Guazapares, then owing to MRT or which would otherwise become due by December 31, 2007, will be deferred until such time as Sunburst de Mexico and Mexoro have sufficient funds to make the payments, in the opinion of the disinterested directors of Mexoro and,

●
Mexoro would issue 250,000 shares to MRT and/or assignees, in consideration for the deferral of any and all Guazapares property payments then outstanding or those arising on or before December 31, 2007.

Principal Products

Our principal product is the exploration for, and, if warranted, the mining and sale of precious minerals. Because our properties are in the exploration stage, there is no guarantee that any ore body will be found.

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

INDICATED MINERAL RESOURCE -- An ‘Indicated Mineral Resource’ is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics, can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

INFERRED MINERAL RESOURCE -- An ‘Inferred Mineral Resource’ is that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

LEACHABILITY – The ability for cyanide solution in a heap leach operation to leach the desirable minerals from the host rock and allow for recovery at an economic level.

MINERAL -- A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

MINERAL RESERVE – A mineral reserve is the economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that may occur when the material is mined.

MINERAL RESOURCE – A mineral resource is a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

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

PRELIMINARY FEASIBILITY STUDY -- A preliminary feasibility study is a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the mineral resource may be classified as a mineral reserve.

QUALIFIED PERSON – An individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination of these; has experience relevant to the subject matter of the mineral project and the technical report; and is a member or licensee in good standing of a professional association.

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

Properties

All of the properties discussed below are located in the State of Chihuahua, Mexico. The following map illustrates the locations of Chihuahua and of the properties:

Location of Cieneguita, Encino Gordo and Guazapares Properties in Chihuahua, Mexico

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

Claim Status and Licensing

The Cieneguita Property is currently owned by Corporativo Minero. Sunburst de Mexico has the option of purchasing the concessions under the payment plan discussed below. The concessions of this project cover a total area of 822 hectares (approximately 2,031 acres). The following table is a summary of the concessions on the Cieneguita Property:

Lot Name	Title Number	Area (Ha)	Term of Validity (2)	Royalties and Payments

Aurifero	196356	492.00	7/16/1993 to 7/15/2043	(1)

Aurifero Norte	196153	60.00	7/16/1993 to 7/15/2043	(1)

Aquilon Uno	208339	222.1077	9/23/1998 to 9/22/2048	(1)

La Maravilla	190479	48.00	4/29/1991 to 4/24/2041	(1)

(1)           The Cieneguita concessions are all under an option to purchase for $2,000,000 of which $590,000 has been paid. MRT paid $150,000 upon execution of the agreement with Corporativo Minero and two months later paid $200,000. Because the Cieneguita property was not in production by May 6, 2006, Sunburst de Mexico was required to pay $120,000 to Corporativo Minero to extend the contract. Through discussions with Mexoro, Corporativo Minero agreed to reduce the obligation to $60,000, of which $10,000 was paid in April 2006. Sunburst de Mexico was then required to pay the remaining $50,000 by May 6, 2006. We made this payment to Corporativo Minero so the contract has been extended. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid and the balance of $60,000 was paid on December 20, 2007. We paid $60,000 on May 12, 2008 of the $120,000 due on May 6, 2008, with the balance to be paid in June 2008. We are not in default on our payments. We have the obligation to pay a further $120,000 per year for the next 13 years and the balance of payments in the 14th year, until the total of $2,000,000 is paid. If the property is put into production, of which there is no assurance, then the contract calls for the remaining payments to be paid from the sale of gold, to avoid termination of the agreement.

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

In April 2006, we applied to the Mexican government for a change of use of land permit for 30 hectares of the La Maravilla concession. La Maravilla is the concession that contains the mineralized rock that is the main interest of our exploration on the Cieneguita Property. La Maravilla currently has no activity on it other than our exploration program. The purpose of the change of use permit is to allow us, if necessary, to extract the rock from this concession for the purposes of processing to extract the precious metals that may be contained therein. We made the application in advance of any known reserves being discovered on the Cieneguita Property. We cannot assure that we will have sufficient ore reserves, if any, to commence extraction. This permit required negotiations with the government and municipality concerning such things as the removal of timber, building and maintaining roads and reclamation. In January 2007, the government agency issued the change of use permit, and we subsequently made the required payment of approximately $67,000 (720,000 Mexican pesos).

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

History

The Cieneguita mine was in limited production in the 1990s. Over a four-year period, the Cieneguita mine was operated by Mineral Glamis La Cieneguita S. de R.L. de C.V. (“Glamis”), a subsidiary of the Canadian company Glamis Gold Ltd. (“Glamis Gold”). Glamis was recently acquired by Goldcorp Inc. According to Glamis’ records, Glamis mined and processed 198,000 tonnes of ore grading 2.2 g/t gold on the property in 1995, ceasing production shortly thereafter. At that time, Corporativo Minero, the operator of the mine for Glamis, acquired the property. MRT entered into an agreement with Corporativo Minero on January 12, 2004 pursuant to which MRT acquired all of the mineral rights from Corporativo Minero to explore and exploit the Cieneguita concessions and to purchase them for $2,000,000. Under our agreements with MRT, MRT has assigned this agreement to us. As of the date of this annual report, $590,000 of the $2,000,000 has been paid to Corporativo Minero. MRT paid $150,000 upon execution of this agreement and two months later paid $200,000. We are obligated to make yearly payments on these concessions to Corporativo Minero until the $2,000,000 has been paid. Also, the agreement calls for the balance of the purchase price remaining to be paid out of production, if any, on Cieneguita at a rate of $20 per ounce of gold sold. However, in the event that the price of gold were to exceed $400, then Sunburst de Mexico would be required to pay an additional $0.10 per each ounce for every dollar gold trades over $400.

If Cieneguita is never put into production, we are still obligated to pay the $120,000 per year until the $2,000,000 is paid. Sunburst de Mexico made payments to the property owners of $10,000 in April 2006 and $50,000 in May 2006 in lieu of its obligation of bringing the property to production on or prior to May 6, 2006. Sunburst de Mexico has the obligation to pay $120,000 per year for the years subsequent to May 6, 2006 until the $2,000,000 is paid or the mine is put into production, if ever, in which case the remaining amount owed would be paid out of any production of the property, to avoid termination of the agreement. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid, and the balance of $60,000 which was paid on December 20, 2007. The Company paid $60,000 of the $120,000 due on May 6, 2008, with the balance to be paid in June 2008. We are not in default on our payments. On termination of the agreement, there would be no further obligations by Mexoro to any parties other than assuming responsibility for any reclamation work that may need to be done as a result of exploration or mining activity if any should occur.

Geology

The Cieneguita Property is located in the mid-Tertiary domain of the Sierra Madre Occidental of Chihuahua State, Mexico. This region is dominated by felsic ignimbrites and reportedly represents the largest field of felsic volcanics in the world (Jones, 2006).

Based on the work of Jones (2006), who spent approximately two weeks on the Cieneguita Property in mid-November of 2006, the Cieneguita Property appears to lie along the eastern margin of a well-defined but previously unidentified collapse caldera named the ‘Cieneguita Caldera’. The Cieneguita Caldera appears to be part of a larger caldera complex which exhibits a rough north-south trend, which may, at its southern end, include the El Sauzal project (a producing mine). As suggested by Jones (2006), this north-south trending caldera complex may have developed along a broad north-south arc related to post-Laramide collapse and extension which occurred throughout western North America. The identification of this nested caldera is considered important as the mineralization on the Cieneguita Property appears to be controlled by volcano-structural features related to the Cieneguita Caldera and the caldera complex in which it lies (Jones, 2006).

Field mapping by Jones (2006) has indicated that the Cieneguita Caldera is approximately 15 kilometers in width and possibly up to 32 kilometers in length. This mapping also identified a number of diagnostic features of calderas. These include:

•	Significant thicknesses of horizontally stratified tuff – interpreted as intracaldera deposits.
•	Morphologic/topographic break between ponded and outflow ignimbrites – interpreted as the topographic caldera wall.
•	Ring structure (based on satellite imagery).
•	Landslide deposits of caldera wallrocks that have been engulfed by intra-caldera tuffs in the form of megabreccias.

Jones (2006) has suggested that the Cieneguita deposit lies along the (eastern) topographic rim of the Cieneguita Caldera. This interpretation is based on an important litho-structural break between outward (easterly) dipping outflow tuffs and horizontally stratified intra-caldera tuffs. Furthermore, erosion appears to have reduced the rim to the level of the ring-fracture zone. This is based on a number of well-defined north-south striking faults and shears in the caldera wall (Jones, 2006).

Lithotypes

A number of lithologies have been identified on the Cieneguita Property and have been summarized by Jones (2006) below.

The extra-caldera (caldera wall) lithologies include (from oldest to youngest) a lower rhyolite tuff, an andesite vitrophyre, an upper rhyolite tuff and basaltic dykes.

Field observations indicate that the lower two units and portions of the third were deposited prior to caldera formation. Landslide blocks of andesite vitrophyre and portions of the upper rhyolite can be found engulfed by intra-caldera tuffs.

These units show relatively conformable dips in sequential beds demonstrating that they were deposited on the margins of the volcanic edifice and predate caldera formation.

Lower rhyolite tuff: The lower rhyolite unit includes at least two welded tuff sequences that are nearly indistinguishable from the upper rhyolite sequence. The rhyolites contain a low percentage but consistent amount of lithic fragments. The unit’s thickness is unknown.

Andesite vitrophyre: This unit is a basaltic to andesitic flow which is exposed for nearly two kilometers along the strike of the caldera wall. It is strongly vitric to the north, moderately vitric in the centre and largely devitrified at the project area and to the south. The unit contains an even abundance of relatively calcic plagioclase crystals while the mafic component is predominately hornblende with minor pyroxene and biotite. This unit acts as the most important marker horizon in the caldera wall with an estimated thickness of 65-80 meters.

Upper rhyolite tuff: The base of this unit is defined by locally well graded basal surge deposits that grade upwards into tuffs with a very high percentage of lithic fragments including blocks up to several metres in diameter. The unit grades upward into a high lithic load welded tuff which marks the lowest of at least three welded tuff packages. The base of this unit occurs as landslide blocks on the Cieneguita Property indicating that it at least partially predates the Cieneguita Caldera. The three overlying welded tuff packages may be correlative with the Cieneguita Caldera itself

Basalt dykes: A single 6 meter wide basaltic dyke has been mapped cutting the upper rhyolite tuff sequence. This dyke cuts the upper caldera fill facies of the upper rhyolite sequence and is therefore considered to be post-Cieneguita Caldera formation.

The intra caldera lithologies are found within the Cieneguita Caldera and include a megabreccia sequence and caldera infill sequence.

Megabreccia Sequence: This unit is characterized by large blocks of caldera wall that collapsed into the caldera during caldera collapse. At Cieneguita, a portion of the caldera wall, consisting of both the andesite vitrophyre and the basal units of the upper rhyolite sequence, slid into the caldera and were engulfed and injected by intra caldera ash flow deposits. Within one of the larger blocks contained in the megabreccia, the contact between the andesite vitrophyre unit and the upper rhyolite tuffs strikes through the center of the formally mined area of Pit 1. This contact is thought to have had an important control on the emplacement and localization of the gold mineralization.

Caldera Infill Sequence: This unit includes rocks that were formed by volcaniclastics that were vented and deposited during caldera formation. This unit can be subdivided into two groups; basal surge deposits and lithic rhyolite tuffs.

i)
Basal surge deposits exhibit dune-like forms consisting of moderately to well sorted beds of well rounded grains of siliceous volcanic rocks. They are thought to be shock deposits formed from the air blast of the initial caldera explosion.

ii)
Lithic rhyolite tuffs overlying the basal surge deposits consist of horizontally stratified pyroclastics that were deposited into the Cieneguita Caldera. The tuffs include a variable, heterogeneous lithic load of pre-existing volcanic rocks and megabreccia. The unit varies from grey (when unconsolidated) to purple-salmon colored where they are more indurated and welded.

Intrusives: The youngest rocks found at Cieneguita are the intrusives, which cut the caldera infill sequences. They occur as dykes and sills ranging in width from one to eight meters. The three types of intrusives that have been identified are felsites, composite basalt-rhyolite vent breccias, and basalts.

i)
Felsite dykes can be observed along the south ridge of Cieneguita as two dykes with an east-northeast strike dipping moderately to steeply to the northwest. They clearly crosscut the intra-caldera tuffs and are nowhere brecciated, altered or veined. They are characteristically fine grained and siliceous with sanidine and bi-pyramidal quartz phenocrysts.

ii)
The composite basalt-rhyolite vent breccias/dykes commonly contain a high percentage of lithic and pumice clasts, compositional banding and spherulites. Quartz veining, specularite and heavy hematite dustings are locally quite intense within and adjacent to these intrusions suggesting they may be mineralized. They are thought to have formed by the commingling of actively erupting basaltic and rhyolitic melt.

iii)
Basalt is present as dykes and irregular intrusions exhibiting a chocolate brown color and fine-grained homogenous texture. They show no signs of deformation or alteration and are thought to be post-mineralization.

Structure

The most important structures in a regional sense are those that controlled the development of the Cieneguita Caldera. The elongate shape of the Cieneguita Caldera suggests that it formed along a NNW-SSE trending axis of regional collapse and extension at the end of the Laramide. Extension continued during and after caldera formation as evidenced by normal faults that offset both pre-caldera and intra-caldera rocks down to the west (Jones, 2006).

The primary structural controls at the mineralized area on the Property trend WSW-ENE as indicated by extensive sheeted fractures and a few faults. The most important of these structures identified thus far is a fault which strikes through the centre of Tajo 1 resulting in the down faulting of the rhyolite/andesite contact to the north. Intense quartz veining and elevated gold values are associated with this fault indicating that it also acted as a conduit for gold-bearing fluids. Notably, this fault is paralleled by two of the felsite dykes described earlier. Jones (2006) suggests that these are deep-seated pre-caldera extensional structures which were reactivated during resurgent magmatism within a nested caldera to the west of the town of Cieneguita and subsequently exploited by the late felsite dykes.

Jones (2006) considers NNW to NNE striking high-angle faults to be important from an economic standpoint. He suggests that mineralization may be well off the main trend as a result of these structures acting as permeable pathways for migrating gold-bearing fluids.

Deposit Types

There are three main deposit types that are considered relevant to the Cieneguita Property: epithermal vein, mesothermal vein and porphyry. These are briefly discussed below.

Epithermal

High sulphidation epithermal deposits occur as veins, vuggy breccias and sulphide replacements ranging from pods to massive lenses associated with high-level hydrothermal systems marked by acid-leached, advanced argillic and siliceous alteration. Metal associations in these deposits include variable amounts of precious (Au-Ag) and base (Cu-Pb-Zn) metals and variable gangue mineralogies. Irregular deposit geometries are the result of host rock permeability and the orientation of ore-controlling structures. Multiple, crosscutting composite veins are common.

Recent research indicates that these deposits form in subaerial volcanic complexes or composite island arc volcanoes above degassing magma chambers. The deposits commonly contain multiple stages of mineralization, presumably related to periodic tectonism associated with increased intrusive activity and magmatic hydrothermal fluid generation (Panteleyev, 1996). The age of the deposits are commonly Tertiary to Quaternary, however, some deposits have been dated in Mesozoic and Paleozoic volcanic belts. The rare preservation of older deposits reflects rapid rates of erosion before burial of subaerial volcanoes in tectonically active arcs.

Rock types associated with epithermal deposits include a subaerial andesite-dacite-rhyodacite pyroclastics & flows as well as their subvolcanic intrusive equivalents. It is also thought that permeable intervolcanic sedimentary rocks can act as sites of mineralization. The country rock surrounding epithermal veins is commonly extensively altered even though the vein walls may be sharply defined. It is also not uncommon to find large, highly coloured supergene gossans covering epithermal ores.

Mesothermal

Mesothermal gold vein deposits are commonly associated with crustal-scale strike slip faults and can be hosted in a wide variety of lithologies (Olsen et al., 1994). Analysis of fluid inclusions from samples of quartz veins yield average temperatures of more than 250 degrees Celsius. The veins are podiform, sheared, and concordant with the enclosing brittle to ductily deformed host rock and range in metamorphic grade from greenschist to amphibolite facies. Mesothermal gold deposits are found in proximity to major regional crustal-scale fault and fracture systems and are most often hosted in secondary or tertiary structures related to the regional scale structures. Gold is deposited via 250-400 C hydrothermal fluids which originate deep in the earths crust. The fault and fracture zones act as permeable conduits for the fluids to migrate. Gold is carried in solution until the fluid reaches a point where there is either a chemical reaction with the country rock or changes in temperature and/or pressure causes the gold to precipitate. The gold and various associated metals precipitate out of solution together with quartz, carbonate and various other accessory minerals. Structural evidence such as shears, folds in bedding or pinches, swells, and pods in quartz veins are characteristic of ductile deformation and can be often found at many Au-bearing mesothermal quartz veins. Au is often associated with pyrite, chalcopyrite and/or arsenopyrite and can occur as either free grains, within the pyrite/arsenopyrite structure or as electrum.

Porphyry

Porphyry deposits are typically low grade and large tonnage deposits that are both spatially and genetically to igneous intrusions (McMillan, 1991). The intrusive rocks that host these deposits are generally found to be felsic to intermediate. There are two primary processes that are responsible for porphyry-style mineralization. The first is the fracturing that results from the upwelling of magmatic derived hydrothermal fluids into the shallow crust where lower pressure conditions cause it to boil.

The build up of fluids occurs at the time the intrusion crystallizes, leaving behind an excess of fluids, some of which are derived from the intrusions contact metamorphic front. This aqueous fluid can potentially be enriched in gold, copper, or molybdenum. Further mineralization is achieved as the cooling magma chamber provides the heat engine to create hydrothermal convection cells. Metal enriched aqueous fluid circulates thought the stockwork and all fractures adding to and re-depositing these metals. Mineralization and alteration develop both in the intrusive and in the country rock. The core of the mineralizing system is dominated by a potassic alteration zone. Potassic alteration consists of potassium feldspar, biotite, and quartz. This grades out into the phyllic zone, in which the alteration is made up of quartz and muscovite (typically fine grained sericite). This grades out into the argillic zone, where the principal alteration is quartz and a variety of clay minerals. The propylitic zone rinds the argillic zone and consists of chlorite, epidote, and carbonate.

Mineralization

The gold mineralization identified to date at Cieneguita is localized exclusively within the intra-caldera rocks (megabreccias and infill tuffs). The mineralization is structurally controlled, occurring at the intersections of east-northeast structures and north-south extensional faults. Its spatial and temporal association with the felsic dykes suggest a genetic relationship between resurgent felsic magmatism (related to a younger nested caldera?) and gold mineralization.

The three main gold-related alteration assemblages that have been observed at Cieneguita include:

-	Quartz +/- biotite +/- orthoclase +/- adularia +/- calcite
-	Quartz-sericite-pyrite
-	Hematite-goethite

Quartz-biotite-orthoclase-adularia-calcite (Low Sulphidation)

This assemblage is a form of potassic alteration and is typically bordered by sericite-chlorite-epidote-alunite-clay alteration on the margins of quartz veins. With increased veining, the clay-sericite alteration merges into a more pervasive style of alteration. Associated sulphides are minimal. This variety of alteration is best observed in the andesite vitrophyre north of the project area. The quartz, along with other minerals, are present as veins and sometimes as vain selvedge alteration which in areas of intense alteration is observed as being pervasive. This alteration is not known to be associated with significant sulphide mineralization.

Quartz-sericite-pyrite (High Sulphidation)

This alteration style occurs as a pervasive overprinting within and along structural and lithological breaks. The quartz-sericite-pyrite zones are commonly bordered by clay alteration.

Hematite-goethite

This alteration style is found locally along reaction fronts, fractures, and at the leading edges of silica veins. It locally overprints the first two assemblages. It occurs as massive red to orange-brown zones that are inferred to represent the deposition of and conversion of earlier sulphides to, hypogene iron oxides. Gold mineralization on the Cieneguita Property is most strongly associated with this alteration assemblage.

As noted by Jones (2006) the alteration and mineralization styles on the Property differ with rock type and geological setting. The two principle ore hosts are intra-caldera megabreccia and intra-caldera rhyolite tuff as discussed below:

Intra-caldera megabreccia

The megabreccia unit is the primary lithological host to mineralization at Tajo 1.
Severe fracturing, faulting and brecciation during caldera formation were enhanced by the rheological contrasts between the brittle andesite vitrophyre and upper rhyolite tuff. These structures were subsequently infilled/injected by the highly fluid tuff which formed the matrix to the megabreccia. It was these faulted and tuff-injected zones that became the preferred pathways for mineralizing fluids.

Mineralization within the upper rhyolite tuff blocks of the megabreccia is typically accompanied by a strong quartz-sericite-pyrite alteration assemblage. It is described as having dark grey, highly siliceous, sulphide-rich, resistant bands that preserve relict bedding. Iron-oxide alteration crosscuts this alteration along fractures and is interpreted by Jones (2006) to represent a hypogene iron-oxide retrograde event. Quartz veins appear to be either paragenetically early and/or adjacent to the more intensely altered zones. Gold grades within this litho-alteration assemblage are consistently high (>>1 g/t) in these area

Mineralization within the andesite vitrophyre blocks of the megabreccia is found in faulted and tuff injected fractures. The brittle nature of the andesite resulted in extensive internal deformation in part related to devitrification. These structures were easily exploited during landslide collapse giving rise to 3D forked voids which were immediately injected with tuff and subsequently used as preferred pathways for mineralizing fluids. These pathways contain strong quartz-sericite-pyrite alteration bordered by extensive and pervasive argillic (clay) zones. In contrast to the rhyolite, the quartz-sericite-pyrite zones in the andesite show only moderate elevations in gold (0.5-0.7 g/t).

The leading edges of the stronger quartz-sericite-pyrite zones in the andesite are marked with intense iron-oxide fronts of heavy dark red to orange brown goethite-hematite. These iron-oxide fronts consistently carry higher (>2g/t) gold grades whilst adjacent quartz-sericite-pyrite zones are only weakly mineralized.

Intra-caldera rhyolite tuff

In comparison to the megabreccia unit the rhyolite tuffs are only weakly to moderately consolidated. The repercussions of this are that there is little brittle deformation such that would allow for focused fluid flow. Instead, the highly permeable tuffs exhibit broad and diffuse zones of alteration and mineralization.

Mineralization & alteration zones in the intra-caldera rhyolite tuffs are primarily controlled by east-northeast striking structures and, to a lesser degree, north-south structures. These zones are typically characterized by Iron oxide concentrations along and bordering the associated structure. Mineralization and quartz-sericite-pyrite alteration can also be found bordering felsite dykes. Trenching at Tajo 2 has suggested a gold-copper association based on the presence of chrysocolla. Distal to the quartz-sericite-pyrite zones, the rhyolite tuff takes on a chalky white appearance related to pervasive but diffuse clay alteration.
Glamis Gold performed a test pilot heap leach operation on the property in the mid 1990s. Exploration on the property is still in its early stages and significant work needs to be completed before any type of ore reserve calculations, if any, could be made. We have done some initial sampling and drilling on the La Maravilla concessions as described below.

A total of 51 diamond drill holes (6,700 meters) drilled by Cominco defined an auriferous zone approximately 1,000 meters long by 200 meters wide. Within the zone, two mineralized structures were drilled during an exploration program in 1981 and 1982. Later, two drilling programs were performed by Glamis: 135 holes were drilled during 1994 and 62 holes were drilled during 1997. Both programs confirmed the delineation of the two mineralized ore bodies. We have posted these reports from Cominco and Glamis on our website at www.mexoro.com. The continuing exploration conducted by the Company will focus on further delineating the oxide and mixed ore structures.

Select intersections from historic drilling at the Cieneguita Property

Hole ID	From	To	Interval (m)	Au (g/ton)	Ag (g/ton)
C-6	46	48	2	5.1	107
C-7	17.25	18.75	1.5	4.9	86.1
C-8	16	18	2	5.3	1
C-12	7.45	10.5	3.05	7.8	6.2
C-12	10.5	12	1.5	4.9	3.2
C-12	160.25	162	1.75	101	31.8
C-14	42	45	3	18	7.8
C-16	2.8	4.2	1.4	6.5	6.5
C-19	87	88.7	1.7	8.5	-
C-19	88.7	90.55	1.85	13.3	105
C-29	42	45	3	4.7	69.8
8	1	4	3	4.6	85
13	0	1	1	11	17
13	1	4	3	10.2	15
13	4	7	3	5.7	37
14	0	1	1	5.6	34
14	1	4	3	5.3	24
14	7	8.9	1.9	4.3	26
19	13	16	3	4.6	18
22	2.6	5.6	3	7.4	15
41	0	1	1	7.5	19
60	10.4	12.7	2.3	4.7	13
61	11.9	14.4	2.5	4.7	3
63	2.1	3.8	1.7	5.8	8
63	3.8	6.8	3	10.1	16
64	0	1	1	4	4
88	7	10	3	5.2	69
106	1	4	3	39	38
106	4	7	3	5.5	16
106	7	10	3	5	10
106	10	13	3	4.9	9
115	0	1	1	6.5	130
137	0	2.55	2.55	4.1	30

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

Phase 2 of exploration was designed to identify new veins and/or mineralized zones. The geological mapping and sampling activities carried out within phase 2 at Cieneguita has resulted in the discovery of high grade gold zones in three different locations along Cieneguita’s mineralized body. The three new high grade gold locations have been identified just on the outlined limit of the known mineralized body opening the potential to the southeast in the Pit 1 South area, to the north in the Central area and to the north in the Pit 2 area, respectively.

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

From the samples taken at the Cieneguita Property we used 22 tonnes of the material to complete column tests to determine the leachability of the precious metals from the rock. In this test, the ore was placed in PVC tubes and different mixtures of a cyanide solution were dripped over the top of the columns at different flow rates. The results from these tests will help us to determine the most effective solution to use on the heap leach pads on the property. The tests, conducted by qualified geologists employed by MRT, were undertaken to determine if the metallurgy of the minerals would allow for economic recovery of the precious metals using a cyanide heap leach process. The tests were scientifically conducted and monitored for quality control and efficacy. The results of the column test indicate that up to 98% of the gold contained in the ore samples we took could be recovered from the ore if the ore is leached for a sufficient period of time. Under actual mining production conditions in the field, we would anticipate economic recovery levels from the ore to be approximately 70% to 75% recovery. The cost of the cyanide needed to recover gold above the 85% level would outweigh the value of gold recovered. We cannot guarantee that we will be able to reach this level of recovery. This is not an estimate of reserves on the property. Additional tests will be needed to determine the most effective crush size for the ore, the most cost effective flow rates of the cyanide and the most economical period of time for leaching.

According to our VP of Exploration, the results from the last mapping and sampling campaign provided evidence that the potential for the discovery of new areas with gold grades still remains open as shown by the discovery of the Pit 1 South, Central and Pit 2 North areas. This exploration program, consisting of detailed mapping and sampling on these three discovered zones, was completed in August 2007.

Concurrently with the surface exploration, a 4,000 meter diamond drilling program is being carried out in order to test the potential of those three new mineralized areas, to increase known mineralization and to characterize the gold mineralization contained within the sulphide zone. A total of 18 diamond core holes have been drilled (CI-01 to CI-18) for 3,606.91 core meters since drilling began at Cieneguita in early December 2007. All drill holes from this first phase drilling program have been focused on extending zones of high-grade gold mineralization identified by previous drilling programs (Glamis drilling program, 1994-1996). Drill hole CI-04 and CI-11 failed to intersect any economical mineralization.

Significant gold grades in the drilling were intersected by drillholes CI-02, CI-05, CI-06 CI-08, CI-09, and CI-10 as follows:

•	Drillhole CI-02
o	5 meters (m) with 6.13 g/t Au from 97.50 to 102.50 meters (m)

•	Drillhole CI-05
o	4.10 m with 2.75 g/t Au from 40.90 to 45.0 m
o	4.60 m with 2.89 g/t Au from 62.90 to 67.50 m
o	6.00 m with 1.16 g/t Au, 56.1 g/t Ag, 0.44% Pb and 0.76% Zn from 118 to 124 m
o	4.50 m with 0.69 g/t Au, 183.56 g/t Ag, 0.39% Pb and 1.23% Zn from 147.50 to 152 m
o	6.00 m with 0.62 g/t Au, 81.35 g/t Ag, 1.92% Pb and 3.55% Zn from 156.50 to 162.50 m

•	Drillhole CI-06
o	11.70 m with 2.58 g/t Au

•	Drill hole CI-08
o	From 96.50 to 122.00 m (25.50 m) with 0.31 g/t Au, 48.49 g/t Ag, 0.82% Pb & 1.22%Zn
o	From 130.75 to 141.24 m (10.50 m) with 0.96 g/t Au, 90.34 g/t Ag, 0.52% Pb & 0.91 % Zn
▪	Including: 6 meters with 1.47 g/t Au, 140.95 g/t Ag, 0.44% Pb and 0.61% Zn

•	Drill hole CI-09
o	From 8.40 to 12.20 m (3.80 m) with 1.39 g/t Au and 149.9 g/t Ag
o	From 52.70 to 60.20 m (7.50 m) with 0.43 g/t Au, 105.58 g/t Ag, 0.40%Pb and 0.64% Zn
▪	Including: 1.50 meters with 0.54 g/t Au, 171 g/t Ag, 0.72% Pb and 1.49% Zn

•	Drill hole CI-10
o	From 0.0 to 6.00 m (6.0 m) with 1.19 g/t Au and 27.7 g/t Ag
o	From 74.50 to 94.0 m (19.50 m) with 0.73 g/t Au, 57.56 g/t Ag, 0.73% Pb & 1.03% Zn
▪	Including: 3 meters with 0.81 g/t Au, 96.55 g/t Ag, 1.28% Pb and 2.47% Zn
o	From 95.50 to 100.0 m (4.50 m) with 1.34 g/t Au, 140.90 g/t Ag, 0.09% Pb and 0.13% Zn
o	From 109.0 to 118.0 m (9.0 m) with 0.26 g/t Au, 277.88 g/t Ag, 0.26% Pb and 0.42% Zn
▪	Including: 1.50 meters with 0.28 g/t Au, 976 g/t Ag, 0.20% Pb and 0.19% Zn

Drilling results have demonstrated the extension of the Cieneguita mineralized system at depth down at least to 250 meters where mineralization is mainly hosted by sulphides. The mineralization zone is still open to the south and to depth. Drilling program continues and a second stage drilling program has been proposed to define the complete mineralization system and provide Canadian National Instrument NI 43-101 compliant resource estimation report.

Despite these results, the Cieneguita Property has no known or estimated reserves.

Based on the recent results, management has decided to postpone putting the Cieneguita Property back into production. Management wants to complete drilling on the property and assess the new areas to ensure that the current mine design and the strategy of putting the property into production will provide the most value for the company.

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

Budget

To date, we have incurred expenses of $1,544,000 due to exploration of the Cieneguita Property. Under the direction of our VP of Exploration, we commenced phase 2 of our exploration program in April 2008, which will be completed in July 2008. We budgeted $1,000,000 for the phase 2 exploration; including $50,000 for an additional geochemical sampling program and $50,000 for general administrative expenses. We have spent a total of $252,000 on this phase of exploration. We budgeted $1,835,000 for the cost of a 9,500 meter drilling program, including assaying and supervision. The drilling program at Cieneguita commenced on December 18, 2007 and we anticipate it to continue until the end of December 2008. See “Plan of Operations” in the “Management’s Discussion and Analysis” section for further information.

Guazapares Property

Property Location

The Guazapares Property is located in the Barranca section of Chihuahua State in Mexico, and according to data published by the Government of Mexico, it is at the interphase between the two main volcanic groups that form the bulk of the Sierra Madre Occidental. The location is 220 kilometers to the southwest of Chihuahua City. An all weather dirt road traverses the property. The property is accessible year round by air, rail (within 20 kilometers) and road. The area has available diesel generated power and water.

The Guazapares Property, covering 1,980 hectares (approximately 4,893 acres), is in a mining district with a history of large ore deposits. A large ore deposit would be defined as a property capable of producing in excess of 50,000 ounces of gold equivalent per year.

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

GUAZAPARES CONCESSIONS OWNED BY SUNBURST DE MEXICO (Property Payments Still Due and Owing)
Name	Title Number	Area (Ha)	Term of Validity (1)	Royalties and Payments
Guazapares	209497	30.91	3/8/1999 to 2/8/2049	NSR of 2.5% (2)
Guazapares 1	212890	451.97	2/13/2001 to 1/12/2051	NSR of 2.5% (2)
Guazapares 2	226217	404.00	12/2/2005 to 12/1/2055	NSR of 2.5% (2)
Guazapares 3	211040	250.00	3/24/2000 to 3/23/2050	NSR of 2.5% (2)
Guazapares 4	223664	63.97	2/2/2005 to 1/2/2055	NSR of 2.5% (2)
Guazapares 5	213572	88.87	5/18/2001 to 5/17/2051	NSR of 2.5% (2)
El Cantilito	220788	37.04	7/10/2003 to 6/10/2053	NSR of 2.5% (2)
Vinorama	226884	474.22	3/17/2006 to 3/16/2056	NSR of 2.5% (2)

GUAZAPARES CONCESSIONS UNDER OPTION AGREEMENTS
Name	Title Number	Area (Ha)	Term of Validity (1)	Royalties and Payments
San Antonio	222869	105.11	9/14/2004 to 9/13/2054	NSR of 2.5% (3)
San Antonio	204385	14.89	2/13/1997 to 2/12/2047	NSR of 2.5% (3)
Ampliacion San Antonio	196127	20.92	9/23/1992 to 9/22/2042	NSR of 2.5% (3)
San Francisco	191486	38.16	12/19/1991 to 12/18/2041	NSR of 2.5% (4)

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

(2)           These concessions have been transferred to the Company. However, we must continue to make payments on these concessions in order to retain ownership. The total payments for us to acquire and retain 100% ownership of all eight concessions are as follows: November 30, 2005 - $100,000 (this payment date has been extended – see below), October 31, 2006 - $60,000 (this payment date was extended to February 28, 2007 and then to May 31, 2007 and then to August 31, 2007- see below 5), August 2, 2007 - $140,000 (see below 5), August 2, 2008 - $110,000 and August 2, 2009 - $500,000. These scheduled payments must be made to keep our agreement in good standing. Failure to make the payments would cancel our agreements to acquire these concessions.

(3)           These concessions are currently under option agreements. Title to the concessions has not yet been transferred to the Company. The total payments for us to acquire 100% ownership of all three concessions are as follows: January 15, 2006 - $20,000 (paid), January 15, 2007 - $40,000 (this payment was deferred until April 15, 2007 and payment was made on March 26, 2007), January 15, 2008 - $50,000 (this payment was deferred to January 31, 2008 and was paid in April 2008), January 15, 2009 - $50,000 and January 15, 2010 - $500,000. These scheduled payments must be made to keep our option to acquire these concessions in good standing. Failure to make the payments would cancel our options to acquire these concessions.

(4)           This concession is currently under an option agreement. Title to the concession has not been transferred to the Company. The total payments for us to acquire 100% ownership of this concession are as follows:  June 25, 2006 - $20,000 (this amount has been paid), June 25, 2007 - $30,000 (this amount has been paid), June 25, 2008 - $40,000 and June 25, 2009 - $250,000. These payments must be made to keep our option to acquire these concessions in good standing. Failure to make the payments would cancel our options to acquire these concessions.

(5)           On September 19, 2007, Sunburst de Mexico, Mexoro and MRT entered into an agreement to defer any and all property payments regarding Guazapares, currently owing to MRT and which would otherwise become due by December 31, 2007, until such time as Sunburst de Mexico and Mexoro have sufficient funds to make the payments, in the opinion of the disinterested directors of Mexoro.

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

Geology

There are two main deposit types that are considered relevant to the Guazapares Property: epithermal vein and mesothermal vein. These are briefly discussed below.

In an epithermal gold deposit, the gold is deposited within one to two kilometers of the surface and is deposited from hot fluids. The fluids of epithermal systems range between 50 and 200 degrees Celsius with moderate pressures (Panteleyev, 1991-4). These deposits are typically related to volcanism in continental arc settings. Epithermal type mineralized veins are often spatially and genetically related to porphyry systems (Panteleyev, 1991-4). Epithermal gold deposits are formed by two chemically distinct fluids. The first is low sulphidation fluid, a mixture of meteoric water and magmatic fluid that is of nearly neutral pH. Gold is carried in solution in low sulphidation waters and is deposited when the water rises to shallow low pressure levels in the crust and boils. The second fluid, high sulphidation fluid, which is almost totally derived from a magmatic source is deposited when the fluid cools or is mixed with meteoric water. Gold and other metals can originate either from the magma or be leeched from the host rock as the fluids travel though fractures. Low sulphidation fluids typically form mineralized cavity filling quartz veins. High sulphidation fluids often form mineralization that is penetrative into the host rock often observed as disseminated texture. Low sulphidation systems are known for containing economic quantities of silver with some copper, lead, and zinc. Other minerals associated with low sulphidation systems are chalcedony, carbonate, pyrite, sphalerite, and galena. High sulphidation systems often contain economic quantities of gold and copper. Other minerals associated with high sulphidation systems are quartz, alunite, pyrite, and other copper minerals (Panteleyev, 1991-4). Geochemical exploration for these types of deposits results in different chemical anomalies depending on the type of mineralization present. Low sulphidation deposits are higher in zinc and lead, lower in copper, and have a higher ratio of silver to gold. High sulphidation deposits are higher in arsenic and copper and have lower silver to gold ratio.

Mesothermal gold deposits can be hosted in a wide variety of lithologies. These deposit often show relationships with regional scale strike slip faults (Olsen et al., 1994). Analysis of fluid inclusions from samples of quartz veins give average temperatures of more than 250 degrees Celsius. These veins are podiform, sheared, and concordant with enclosing schists of a transitional greenschist-amphibolite grade. Gold mineralization is best associated with faults that show evidence of deformation that is transitional between ductile to brittle and associated with greenschist to amphibolite facies metamorphism (Olsen et al., 1994). Mesothermal gold deposits are found in the proximity of major regional fault and fracture systems and most often hosted in secondary or tertiary structures related to the regional scale structures. The gold is deposited from hydrothermal fluids which originated deep in the earths crust with temperatures of 250 to 400 degrees Celsius. The fault and fracture zones act as permeable conduits for the fluids to migrate. Gold is carried in solution until the fluid reaches a point where either there is a chemical reaction with the country rock or changes in temperature and/or pressure cause the gold to precipitate. The gold and associated metals precipitates out of solution along with quartz vein material. Mesothermal type deposits can be recognized by the fact that the host rocks show the affects of the fault/fracture origins. Structural evidence such as folds in bedding or pinches, swells, and pods in quartz veins is characteristic of ductile deformation and can be often found in at mineralized mesothermal quartz veins. Mesothermal quartz carbonate veins typically include pyrite and arsenopyrite with the gold. Gold can be pure, and be found as free grains or grains intergrown with sulphide minerals. The gold can also occur within the crystal lattice of arsenopyrite or as electrum, a gold mineral containing between 20 to 80 percent silver. Mineralized mesothermal quartz carbonate veins are characterized by iron rich hydrothermal carbonate alteration assemblages which are pervasive with respect to the host rock.

Mineralization

The style of mineralization at the Guazapares Property is characterized by gold and silver bearing veins and vein breccias occurring within and/or at the intersection of numerous north – northwest structures (San Francisco and San Antonio Fault Systems) and west – northwest structures (San Antonio and El Cantilito Fault Systems). These are multi-phase deposits which produced several generations of cross-cutting veins, veinlets, breccias and related hydrothermal alteration. Alteration ranges from peripheral propylitization to argillic alteration to strong to intense silicification, often with adularia development. This mineralization is physically expressed as quartz vein stockworks, silicified hydrothermal breccias, and vuggy, quartz-filled expansion breccias. At many such deposits, such as those nearby at Palmarejo (Gustin, 2004), there are at least two stages of gold-silver mineralization. The first is characterized by pyrite, sphalerite, galena and argentite in structurally controlled quartz vein breccias. There is often a later fine-grained higher-grade gold-silver, base metal-deficient phase cross-cutting the first (Durgin, 2007).

Numerous polymetallic vein showings have been the subject of much of the exploration work at the Guazapares Property.

The San Francisco Area was found to contain mineralized quartz veins, vein breccias, and quartz vein stockwork zones comprising and area of approximately 500 by 700 meters. The mineralized zone trends predominately northwest, with the highest grade mineralization occurring at intersections with the west, northwest, and northeast trending faults. The San Francisco area is characterized by stockwork type mineralization, with silicification being the major alteration.

The San Antonio Area consists of two main mineralized veins trending northwest and west-northwest. The mineralization covers an area of 500 by 300 metres and is observed as quartz veins and quartz stockworked veins. These exhibit textures of multiple phases of hydrothermal activity.

The El Cantilito Area is a mineralized zone found related to west and northeast trending structures where high concentrations of gold and silver have been found. The mineralization style is quartz veins, quartz stockwork, and silicification observed to cover a 500 by 350 meter area within the felsic volcanic rocks.

The Montana de Oro Area lies to the north of the Guazapares Property. This showing is characterized by mineralized structures trending north-northeast, where development of ore shoots was found to contain high gold concentrations.

Mineral Deposits

Geological mapping and sampling over an area of four square kilometers has outlined numerous mineralized areas within the project area.

According to our VP of Exploration, the Guazapares property consists of a series of sub-vertical, brecciated, quartz-rich zones that outcrop within an area of approximately four square kilometers and have a strike length of over two kilometers. The mineralized areas and identified drilling targets include four main zones: San Antonio, San Francisco, El Cantilito and Montaña de Oro. The mineralization is characterized by silver-gold low-sulphidation veins, locally overprinted by high-level high-grade gold-silver quartz veins. The mineralized areas and veins are structurally-controlled by north-northwest striking faults and west-northwest trending faults that have favored the development of high-grade ore shoots.

Mineralization at Guazapares is characterized by gold-silver veins and vein-breccias occurring within and/or at the intersection of numerous north-northwest structures (San Francisco and San Antonio fault systems) and west-northwest structures (San Antonio and El Cantilito fault systems).

On the basis the field evidence, all four mineralized areas have been considered to be prospective in which three of them San Francisco, San Antonio and El Cantilito have been followed up with initial geological mapping, sampling and drilling.

The San Francisco area is characterized by mineralized quartz veins, vein/breccias and quartz veins stockworked zones covering an area of approximately 500 x 700 meters. The mineralized zone trends predominantly northwest developing high-grade mineral concentration within the intersection of the west, northwest and northeast trending faults. The San Francisco area includes mainly stockwork mineralization and silicification, exhibiting small and localized areas of vuggy quartz within the volcanic rocks. Detailed rock chip sampling along these mineralized zones has returned high silver values ranging from trace to 2,160 g/t Ag, where gold values vary from 1.17 to 2.28 g/t Au.

Early mining, by previous owners, was focused mainly on the San Antonio vein domain where high-grade gold mineralization sampling has returned values of 42.6 g/t Au and 1,100 g/t Ag present in underground workings. Two main mineralized veins domain trending northwest and west-northwest have been identified within this targets area. Mineralization comprises an area of 500 x 300 meters and consists of quartz veins and quartz stockworked veins exhibiting multiple pulses of hydrothermal activity. Assay results from rock chip samples have returned gold values registering from trace to 8.76 g/t Au.

The El Cantilito area is a mineralized zone mainly along west and northeast trending structures where high concentrations of gold are common, varying from 1.86 to 8.39 g/t Au and exhibiting silver values from trace to 656 g/t Ag. El Cantilito is characterized by quartz veins, quartz stockwork mineralization and silicification developed in an area of approximately 500 x 350 meters within the hosting volcanic rocks.

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

Budget

We have estimated that the exploration program on the Guazapares Property, including the recently completed drill program and an amount for a subsequent drilling program, will cost approximately $2.87 million. Of this amount, we spent approximately $672,000 from July 2007 through to the end of December 2007 for phase 1 of exploration. We have budgeted approximately $1.48 million from the total $2.87 million for additional drill program expenditures. See “Plan of Operations” in the “Management’s Discussion and Analysis” section for further information.

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

Claim Status

Sunburst de Mexico owns two concessions (Title 220149 and 220148) and has the option to acquire 100% of the three other properties listed below, subject to a 2.5% NSR and making the scheduled property payments.

The concessions not owned by Sunburst de Mexico are owned by MRT. The following table is a summary of the concessions on the Encino Gordo property:

Lot Name	Title Number	Area (Ha)	Term of Validity (1)	Royalties and Payments

Encino Gordo	225277	450	8/12/2005 to 8/11/2055	None (2)

Encino Gordo	227125	382	5/17/2006 to 5/16/2056	None (2)

La Paloma	220148	100	6/17/2003 to 6/16/2053	NSR of 2.5% (3)

El Camuchin	220149	100	6/17/2003 to 6/16/2053	NSR of 2.5% (3)

Encino Gordo 2	225276	50	8/12/2005 to 8/11/2055	NSR of 2.5% (3)

1)           Amendments to the Mexican mining laws took effect with the publication on December 21, 2005, of certain amendments to the Ley Federal de Derechos, the act that sets forth the mining taxes' rates. Effective January 1, 2006, this Mexican Government legislation has converted all of the former exploration concessions in Mexico, which carried a maximum six year life, and exploitive concessions, which had a 25 year life, into general concessions with a 50 year life from the date they were registered with the Mining Registry. The concessions are automatically registered as soon as the concession mining rights are paid and no further paper work is required. These claims are currently in good standing and held by Sunburst de Mexico. There will be no special documents sent to us to reflect this change.

(2)           Concessions are 100% owned by Sunburst de Mexico with no further payments to be made.

(3)           The total payments for us to acquire 100% of these concessions from the concession owners are as follows: June 30, 2006 - $10,000 (this amount has been paid), December 31, 2006 - $25,000 (this payment was deferred until March 31, 2007 and payment was made on March 26, 2007), December 31, 2007 - $50,000 ($20,000 of this payment was made on January 3, 2008 and balance was paid on February 29, 2008), December 31, 2008 - $75,000, December 31, 2009 - $125,000 and December 31, 2010 - $200,000. These scheduled payments need to be made to keep our agreement in good standing. Failure to make the payments would cancel our agreements to acquire these concessions.

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

Mineral Deposits

Blackstone Resources Inc. hired Reliance Geological Services of Vancouver, Canada in 1996 to evaluate the results of a geological and geochemical exploration program on the Encino Gordo Property. The subsequent work revealed results that were judged worthy of a second phase of exploration. Our surface sampling has indicated the presence of mineralized structures, including gold and silver anomalies on the property. Several gold and copper anomalous areas were also identified. The property is at the very early stages of exploration, though, and much more work is needed before any decisions can be made as to the viability of the property.

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

Budget

We estimate that the total geochemical and geophysical exploration program on the Encino Gordo Property will cost approximately $138,000, through December 2008, and will have the goal of identifying drill targets for a subsequent drilling program. We budgeted $50,000 for mapping and sampling, which was completed in February 2007. We spent $50,000, as budgeted, through the end of February 2007. The balance of the budgeted funds will be spent as directed by our VP of Exploration once he has reviewed all of the initial material on the property and the results of the exploration completed in February 2007. From November 2006 to April 2008 we spent $64,000 on surface exploration. At this time we do not have the necessary working capital to proceed. The geochemical sampling and mapping is preliminary work which will allow the VP of Exploration to have sufficient information available to him to plan an exploration strategy and budget for this property. We have not conducted any exploration on this property other than preliminary sampling and mapping. See “Plan of Operations” in the “Management‘s Discussion and Analysis” section for further information.

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

Claim Status

The Company has recently optioned 14 mineral concessions totaling 649 hectares, which old mining records indicate cover an epithermal quartz vein system. The concessions are owned by Minera Emilio and optioned by Sunburst de Mexico. The following table is a summary of the concessions on the Sahauyacan Property:

Concession Name	Title #	Surface (Ha)	Term of Validity (1)	Royalties and Payments
Veronica Segunda	171083	8.0000	9/8/1982 – 8/8/2032	(2)
Esperanza Segunda	171000	4.0000	5/8/1982 – 4/8/2032	(2)
Maria Luisa	170673	9.6000	11/6/1982 – 10/6/2032	(2)
Carmela	176856	4.0000	12/17/1985 – 12/16/2035	(2)
Silvia	217673	212.7549	6/8/2002 – 5/8/2052	(2)
La Chonca	218432	228.1808	5/11/2002 – 4/11/2052	(2)
La Cumbre	216091	67.0314	9/4/2002 – 8/4/2052	(2)
La Cumbre II	220349	5.2498	7/18/2003 – 7/17/2053	(2)
La Cumbre II Fracc. A	220350	1.1925	7/18/2003 – 7/17/2053	(2)
Santo Nino 3	220150	19.9500	6/17/2003 – 6/16/2053	(2)
Fortunato 2	214274	7.1686	6/9/2001 – 5/9/2051	(2)
Segunda Santa Theresa	219233	12.0000	2/20/2003 – 2/19/2053	(2)
Santo Nino	191810	4.0000	12/9/1991 – 12/18/2041	(3)
Segundo Santo Nino	191086	65.8730	4/29/1991 – 4/28/2041	(4)
La Estrella	169365	9.0000	12/11/1981 – 11/11/2031	(5)
Sultana Menor	169362	4.0000	12/11/1981 – 11/11/2031	(5)

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

(2)           The Company must pay Minera Emilio a total of $282,000 for these concessions. Of this, $10,000 was paid on December 2005 and $20,000 was paid on October 25, 2006. The December 2005 payment was made as “good faith payment” as we negotiated to acquire the properties. That payment has been applied to the total purchase price. The Company must pay $2,500 per month for twelve months on the 21st day of each month beginning on August 21, 2006. The monthly payments of $2,500 have all been paid for a total $30,000. Beginning on August 21, 2007, the Company must pay $3,500 per month on the 21st of each month for twelve months. The monthly payments of $3,500 have all been paid to February 2008 for a total of 7months and $24,500. We are in default for March 2008 and April 2008 payments. We expect to make these payments in May 2008.  Beginning on August 21, 2008, the Company must pay $5,000 per month on the 21st of each month until the balance of $282,000 is paid (36 months).

(3)           This concession was originally included in the “Promise to Contract an Option Agreement” between Minera Emilio and Jose Emilio Touche Creel on December 5, 2005, whereby Sunburst de Mexico set forth an offer to enter into and execute an exploration and option to purchase an undivided 100% title in and to the mining concessions located in the Sahauyacan Property. This concession was not included in the Exploration and Sale Option Agreement of Mining Concession contract dated June 21, 2006. At the present time, Mexican public records show that this concession has been cancelled; however, there is an official letter issued by the Mexican Mining Director General at that time which notifies that cancellation was revoked. Minera Emilio has the option to reinstate this concession.

(4)           The Company must pay the following concession representatives a total of $255,000 for this concession: Leopoldo Rascon Lopez, Sabino Amador Rascon Polanco and Rene Muro Lugo. Each concession representative owns 33.3% of the total Segundo Santo Nino title. The total payments to acquire 100% of this concession are as follows: all payments up to the date of this annual report totaling $55,000 have been paid, May 15, 2008 - $10,000, November 15, 2009 - $20,000, May 15, 2009 - $20,000 and November 15, 2010 - $30,000 and May 15, 2010 - $120,000.

(5)           The Company must pay the following payments to Maria Luisa Wong Madrigal to acquire 100% ownership of these concessions:  January 25, 2008 - $33,000 (paid), July 25, 2008 - $33,000, January 25, 2009 - $34,000 and July 25, 2010 - $500,000. These scheduled payments must be made to keep our option to acquire these concessions in good standing. Failure to make the payments would cancel our options to acquire these concessions

History

The main vein in the area, the Santo Nino vein was the focus of a small scale underground gold mining operation in the late 1800’s and early 1900’s, with at least three main underground mine access drifts supplying feed to a centrally located mill, which is still present. The mine was closed at the time of the Mexican revolution. The Santo Nino vein system has not been evaluated using modern techniques or explored by drilling.

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

Mineral Deposit

A surface geological mapping and sampling crew evaluated the property from September 2006 through December 2006. Mapping on the property was completed at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. To date, a total of 300 samples have been taken from the property, including 101 rock chip and channel samples, 41 stream sediment samples and 158 soil samples. The underground workings were evaluated for safe entry and the mine has been deemed unsafe to open. A limited part of the mine was opened and bulk samples were taken. The Sahauyacan Property is without known reserves. Our proposed exploration program is exploratory in nature.

Santo Nino Vein

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

La Cumbre:

The La Cumbre area covers the local hill top located approximately 500 meters east of the Santo Nino vein. Cominco (now Teck Cominco Limited), drilled at least three holes in this area in the mid 1990s. Drill results have not been obtained from this work.

Our initial work in the area shows that the stratigraphy in the La Cumbre area consists of tertiary volcanics composed of porphyritic andesitic flows intercalated with fine to coarse volcaniclastic sediments overlain by rhyolite tuffs and flows. Tectonic breccias and stockwork zones are accompanied by veins and veinletts of chalcedonic quartz with iron oxides (hematite), manganese and very fine pyrite. Four brecciated structures have been identified to date in our preliminary exploration. Alteration consists of pervasive silicification with weak to moderate massive chalcedonic quartz in the matrix of the breccias, accompanied by a weak argillic alteration of the wall rock. Numerous old surface trenches are present in this area and will be the subject of future sampling and mapping.

Drilling program

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

Drillholes SDH-5 and SDH-6 were collared in the La Cumbre zone. The two holes intersected mineralization from surface to 175 metres. Only the SDH-5 intersected several two meters wide intercepts with gold mineralization ranging from 1.03 to 1.905 g/t. Other gold values ran between 0.2 to 0.5 grams/tonne. Our VP Exploration believes that the gold in these zones is free gold and is contained in the fractures in the oxides. As the drilling consumes massive quantities of water, we believe the free gold has been washed away from the core. As a result, we plan to re-drill the La Cumbre zone using reverse circulation drilling to ensure all the particles are captured while drilling. No assurance, though, may be given that any gold values will be found when it is redrilled using reverse circulation drilling.

The final area tested at Sahauyacan was the Santa Theresa target, where two drillholes (SDH-11 and SDH-12) were completed. SDH-12 has intersected a high grade mineralized zone, consisting of 7.5 meters with 56.01 g/t Au and 283.22 g/t Ag.

Despite these results, the Sahauyacan Property has no known or estimated resources or reserves. A summary of the assay results of the mineralized zones intersected is provided in “Plan of Operations” in the “Management‘s Discussion and Analysis” section.

Infrastructure

The Sahauyacan Property is accessible year round by all weather roads. There is no local electricity or water currently available. We will need to supply our own diesel generated electrical power.

Budget

We spent $557,000 from January 2007 to February 2008, on an initial geochemical and geophysical exploration program on the Sahauyacan Property.

The goal of the exploration was to identify drill targets for a subsequent drilling program. We have one geologist doing preliminary sampling and mapping of this property based on the recommendation of our VP of Exploration. We have finished our 13 hole drill program on the property, which cost approximately $365,000 and $92,000 for the sample analysis and lab. See “Plan of Operations” in the “Management‘s Discussion and Analysis” section for further information.

Employees

The Company currently has 28 persons working for Sunburst de Mexico in Mexico, including four geologists, field staff and administrative personnel. All of these persons are provided to Sunburst de Mexico under third party contract, either directly or via a personnel service agency. Our VP of Exploration began work on March 1, 2007. The VP of Exploration is a full time position with a salary of $110,000 per year plus incentive stock options, stock awards, living allowance and benefits. The job entails spending time in the field directing the exploration projects on our four properties. Other than the VP of Exploration, all mineral exploration and operations are contracted out to third parties. In the event that our exploration projects are successful and warrant putting any of our properties into production, all such operations would be contracted out to third parties. Also, we rely on members of management to handle all matters related to business development and business operations.

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain an office at C. General Retana #706, Col. San Felipe, Chihuahua, Chih, Mexico, CP 31203. The lease for this office is for two years, which commenced on September 15, 2006, and we pay $900 per month for it. Previously, we leased an office and office services from MRT, a company controlled by Mario Ayub, an officer and director of the Company. We paid $950 per month for office rent and $5,000 per month for office services on a month to month basis.

As described above, we have interests in the Cieneguita, Guazapares, Encino Gordo and Sahauyacan properties.

ITEM 3. LEGAL PROCEEDINGS

Other than as disclosed herein, neither Mexoro nor its properties are the subject of any pending legal proceedings and no such proceeding is known to be contemplated by any governmental authority. We are not aware of any legal proceedings in which any director, officer or affiliate of Mexoro, any owner of record or beneficially of more than 5% of any class of our voting securities, or any associate of any such director, officer, affiliate or security holder of Mexoro, is a party adverse to Mexoro or any of its subsidiaries or has a material interest adverse to Mexoro or any of its subsidiaries.

In November 2007, the British Columbia Securities Commission (“BCSC”) placed a cease trade order (“CTO”) on the Company in the Province of British Columbia, Canada affecting residents of British Columbia. This CTO was rescinded on February 20, 2008 as the Company filed the required documents in British Columbia. On February 20, 2008, the BCSC issued a second CTO requiring the Company to file a technical report in British Columbia on its Mexican properties. The Company is cooperating with the BCSC to have the CTO removed so that residents of British Columbia can trade in the shares of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “MXOM.OB”. The following table sets forth the Company's high and low closing prices for the Company's common stock as reported on the OTCBB for the periods indicated.

Fiscal Year Ending February 28, 2009	High	Low
First Quarter	$0.79	$0.38

Fiscal Year Ending February 29, 2008	High	Low
First Quarter	$1.50	$1.00
Second Quarter	$1.50	$0.72
Third Quarter	$1.85	$0.96
Fourth Quarter	$1.08	$0.73

Fiscal Year Ending February 28, 2007	High	Low
First Quarter	$1.80	$1.10
Second Quarter	$1.48	$0.88
Third Quarter	$1.70	$0.85
Fourth Quarter	$1.50	$0.99

The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

As of February 29, 2008, there were approximately 260 stockholders of record of the Company's common stock.

There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future.

EQUITY COMPENSATION PLAN
Weighted
	Number of	average	Number of securities
	securities to be	exercise	remaining available for
	issued upon	price of	future issuances under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options,	warrants and	securities reflected in
	warrants and	rights	column (a))
	rights (a)	(b)	(c)
Equity compensation plans approved by
security holders	6,961,100	$1.06	3,525,000
Equity compensation plans not approved
by security holders	-0-	$0.00	-0-
Total
	6,961,100	$1.06	-0-

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note of Caution Regarding Forward Looking Statements

Certain statements in this Form 10-KSB, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements", which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects "and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-KSB and in the Company's other filings with the SEC. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Overview

We are a start-up exploration stage company and have not yet generated or realized any revenues from our exploration projects, which commenced on May 1, 2004. As of February 29, 2008 we had $12,947 in our bank account and do not have sufficient cash to maintain our operations after June 2008. Currently, officers of the company are providing the necessary working capital to maintain our current operations. The funds coming from the officers are interest free loans with no terms of repayment and are unsecured. The officers are committed to providing the necessary working capital for the company to keep its operations going until June 2008 but they are not contractually obligated to do so. It is unlikely that the officers of the Company can contribute additional working capital after June 2008. If no additional capital is raised prior to the end of June 2008, we will most likely have to cease operations. Furthermore, if our exploration is successful, we will need to raise additional funds to meet our needs for additional exploration and/or production.

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. While we believe that we have raised sufficient funds in our recent private placement offering and loans from our officers to allow us to continue in business until July 2008, we may not be able to continue in business beyond that date unless we obtain additional capital. We have not generated any revenues, and no revenues are anticipated unless and until mineralized material is discovered on the properties in which we have an interest.

On May 5, 2008, we signed a letter of intent (‘LOI’) to enter into a strategic alliance with Paramount Gold and Silver Corp. (‘Paramount’). The agreement calls for Paramount to invest a minimum of $4 million and maximum of $6 million into the Company, fixed at a price of $0.50 per unit by June 23, 2008. The LOI contemplates that Paramount will provide an immediate cash infusion into Mexoro in the amount of $500,000 in the form of a secured convertible debenture bearing interest at a rate of 8% per annum for a term of one year.   On May 9, 2008, we issued a secured convertible debenture (the “Debenture”) with a one-year term.  The Debenture is in a principal amount of $500,000 and carries a per annum interest rate of 8%.  In connection with the issuance of the Debenture, we entered into a Security Agreement with the Debenture holder that secured our assets until there has been full compliance with the terms of the Debenture.

The Debenture holder may convert all or a portion of the principal amount of the Debenture into units consisting of one share of our common stock and half a warrant to purchase one share of our common stock.  Subject to certain adjustments upon the occurrence of various capital reorganizations and other events, the units are convertible at $0.50 per unit for a total of up to 1,000,000 shares of common stock and up to 500,000 warrants to purchase shares of common stock (the “Warrants”).  The Warrants have a term of four years from the date that the Debenture holder converts the Debenture or the portion of the Debenture covering those warrants.  A holder of the Warrants may exercise those Warrants at $0.75 (subject to adjustments upon the occurrence of certain events like stock splits).

For the 12 month period from May 2008 to April 2009, we may need to raise additional capital to maintain operations. We will need a minimum of $550,000 for taxes and property payments and an additional $1,400,000 for general and administrative costs. This does not include any capital to execute our exploration programs as detailed below. The following table shows our contractual property payments that are due until April 2009:

Name	Date	Payment Type	USD

Encino Gordo Property	December 31, 2008	Property payment	$75,000

San Francisco	June 2008	Property payment	$40,000

Sahauyacan Property	July 2008	Property payment	$33,000

Sahauyacan Property	August 2008	Property payments	$180,000

Guazapares Property[1]	August 31, 2008	Property payment	$110,000

Cieneguita Property	May 2008	Property payment	$120,000

San Antonio	January 2009	Property payment	$50,000

1 All Guazapares payments due by December 31, 2007 have been deferred, until in the opinion of the directors of Mexoro, Sunburst de Mexico and Mexoro have sufficient funds to make the payments. This includes deferred payments of $60,000 in August 2006 and $140,000 in August 2007.

Additionally, if our exploration during that time period is successful, we may need to raise additional capital to fund those exploration programs. At this time, we cannot assess with any accuracy our total capital needs to fund an expanded exploration program beyond our basic program. As part of our agreement with Paramount Gold and Silver we are expecting a capital infusion between $4 and $6 million prior to June 23, 2008.  No assurance can be given, though, that these funds will be received by us. We do not have any additional sources of additional capital to fund our operations beyond June 2008 if the funds from Paramount are not received. We also believe that we will not generate any revenues that would allow us to continue operations. If we are unable to raise additional capital through debt or equity beyond June 2008, it is most likely that we would need to cease operations and forfeit our properties as we would be unable to make the necessary property payments.

Plan of Operations

Summary

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. Currently, we do not have sufficient capital to fund our current exploration plans and meet our monthly general and administrative costs. Our officers have committed to lend additional capital to Mexoro pursuant to a non-interest bearing unsecured loan with no terms of repayment. The officers are under no contractual obligation to provide these funds. The funds should be sufficient to enable the Company to operate until the end of June 2008. After that time, we will neither have sufficient funds to continue our exploration plans nor funds for general administrative expenses. As a minimum, we will need to raise additional working capital to maintain basic operations. We would plan to raise those funds through the sale of equity or debt. At this time we do not have any sources to raise additional capital for the company and no assurance may be given that we will be able to find sources to raise additional capital. Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration properties.

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

We are not involved in any research and development on our exploration properties. We have no known reserves on the Cieneguita Property, but in anticipation of favorable results, we had planned to put the property into production, subject to the availability of funding and some additional exploration currently being completed. In anticipation of putting the property into production, we purchased approximately $250,000 worth of new and used mining equipment to be used for heap leach production. We had contemplated putting the Cieneguita Property in production during 2008 but recent positive exploration results have put the production schedule on hold. Management wants to ensure, based on the new results, that the mine design contemplated will be suitable. We also anticipate building a processing plant in the city of Chihuahua and we have the necessary permits in place to construct such a plant.

As we have purchased milling equipment and if we do not find sufficient ore reserves on the Cieneguita Property, we may lose all of our capital investment. In that event, we would try to re-sell the equipment we purchase, but no assurances can be given that we would be able to sell the equipment at a price to recover close to our original investment, or at all.

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

We hired our VP of Exploration on March 1, 2007. We also hired an office administrator for our office in Chihuahua. We hired one geologist at the end of August 2006, another geologist in January 2007 and two more geologists in August 2007 to work on our exploration programs. We do not expect any significant change in additional contractors to conduct exploration over the next 12 months. Other than the VP of Exploration and our geologists, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors, we minimize our exposure to Mexican employment law, and all liabilities are undertaken by the third party contractors providing the services. We pay a flat rate to the third parties for their services.

In the event that we should find a mineable reserve, it is management’s intention to contract the mining and milling of any ore reserves out to third parties. If we put the Cieneguita Property into production, we anticipate hiring one mine manager to oversee the work done by the third party contractors. We do not have any known reserves at this time.

Exploration Projects – Current Status

Sahuayacan

Mexoro has completed a diamond drilling program of 13 holes comprising 2,027.35 meters. Nine of the 13 holes were directed to test the Santo Niño vein, two drillholes were collared on the La Cumbre target and two more were drilled on the south of the property to test the Santa Teresa target. Of the 13 drillholes only three have intersected economically attractive mineralization. The mineralized intercepts are as follows:

•	Drillhole SDH-01 collared on the Santo Niño vein intersected 7.50 m with 2.56 g/t Au (from 65.00 to 72.50 meters) and 8.0 m with 2.98 g/t Au (from 96.50 to 104.5 meters).

•	Drillhole SDH-12 drilled to test the Santa Teresa vein has intersected a high grade mineralized zone, from 74.50 to 82.00 for a total of 7.5 meters @ 56.01 g/t Au and 283.22 g/t Ag.

•	Drillhole SDH-05 collared on La Cumbre target intersected intense altered zone dominated by abundant limonites, exhibiting 4.5 m @ 1.77 g/t Au from 0 to 4.5 meters in depth.

A detailed report with the most recent drilling results has been completed. All data and field information collected is being evaluated and a second phase exploration and drilling campaign is being planned on selected targets. A second phase drilling program will be aimed to define the potential volume and grade of the mineralized system at Sahuayacan, primarily focusing on the Santa Teresa and La Cumbre targets which may represent a mineralization system developed along a caldera margin. Additional targets have been identified along the circular feature that seems control the emplacement of alteration and mineralization zones on the Sahuayacan Project.

Guazapares

The first drilling program in the Guazapares project has been completed with 19 drill holes totaling 2,670 meters. The most recent drilling results are from 13 completed holes drilled at the San Francisco Este, San Francisco Centro and El Cantilito, three of the main targets identified in the project. All drill holes in the San Francisco Centro and El Cantilito intersected long intervals of gold and silver mineralization. Intersections are shown in true width.

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

The GU-01, GU-02 and GU-03 holes have been focused on extending zones of high-grade mineralization encountered in the San Antonio adit where a new high grade gold zone in the underground samples returned grades of 37 g/t gold and 1,000 g/t silver over two meters. The highest grades occurred within vein-breccias, quartz veins and quartz stockworked veins exhibiting multiple pulses of hydrothermal activity. Analysis of the mineralization and alteration assemblages, structural setting and geochemistry of the San Antonio target area indicates that the high gold values tend to cluster in two main mineralization styles:

1.	Ore-shoots developed along the extensive San Antonio vein system.
2.	Large and structurally controlled breccia bodies or structural zones developed in the intersections of mainly NW and NE trending faults and structures.

San Francisco Este Target

The San Francisco Este target is characterized by mineralized veins/breccias, quartz veins stockworked zones. The mineralized and altered zone on this target trends predominantly northwest. Drillholes GU-04 to GU-07 and GU-17 to GU-18 were designed to test the silver (± gold) mineralization identified on surface. GU-04 intersected 9.55 meters with 2.17 g/t Au Eq from surface down to 10 meters depth. Drillhole GU-08 encountered a mineralized interval of 5.20 meters with 1.68 g/t Au Eq. These intervals complement previous results for the surface sampling where we reported silver values up to 2,160 g/t Ag. Drillholes GU-05, GU-06 and GU-07 reported only gold and silver anomalies and did not intersect economic mineralization. Assay results from GU-17 to GU-19 are still pending. Results from the mineral zone at San Francisco Este are summarized below:

Drillhole GU-04

Sample	From	To	Width	True	Au	Ag	Au Eq	Mineralized Intercept
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)	(g/t)	m @ g/t Au Eq
25498	0	1.5	1.5	1.0575	0.023	104	1.97
25499	1.5	2.5	1	0.705	0.029	29.9	0.59	9. 55 meters @ 2.17
25500	2.5	3.65	1.15	0.81075	0.046	128	2.44	Including:
25501	3.65	4.95	1.3	0.9165	0.156	79.1	1.64	2.78 meters @ 2.34
25502	4.95	6.45	1.5	1.0575	0.39	137	2.96	2.12 meters @ 4.78
25503	6.45	7.95	1.5	1.0575	0.093	61.3	1.24
25504	7.95	9.45	1.5	1.0575	0.049	15.9	0.35
25505	9.45	10.55	1.1	0.7755	0.056	47.2	0.94
25506	10.55	12.05	1.5	1.0575	0.148	387	7.40
25507	12.05	13.55	1.5	1.0575	0.23	103	2.16
25529	35.5	36.7	1.2	0.85	0.026	65.5	1.25	0.85 meters @ 1.25

San Francisco Centro Target

The San Francisco Centro target is characterized by quartz veins, veins/breccias and quartz veins stockworked areas exhibiting multiple pulses of hydrothermal activity. Mineralization in San Francisco Este tends to cluster in ore-shoots developed primarily in the intersection of main structures. Drillholes GU-08 to GU-13 were planned to test the east-west mineralized structure identified during the mapping and sampling process in the central part of the concessions. All drillholes intersected mineralization from surface down to 100 meters depth. Drillhole GU-10 intersected 13.75 meters with 2.75 g/t AU Eq. and 22.98 meters with 2.80 g/t Au Eq. from 8.15 meters down to 85 meters depth. Drillhole GU-13 intercepted 9.0 meters with 3.63 g/t Au Eq. and 4.50 meters with 1.56 g/t Au Eq.

Drillhole GU-08

Sample	From	To	Width	True	Au	Ag	Au Eq	Mineralized Intercept
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)	(g/t)	m @ g/t Au Eq
66.5	68	26003	1.5	1.0575	0.105	52.8	1.09
68	69.1	26004	1.1	0.7755	0.087	93.6	1.84	5.78 meters @ 1.68
69.1	70.2	26005	1.1	0.7755	0.076	62.1	1.24
70.2	71.7	26006	1.5	1.0575	0.104	105	2.07
71.7	73.2	26007	1.5	1.0575	0.093	70.9	1.42
73.2	74.7	26008	1.5	1.0575	0.307	112	2.41
122.25	123.75	26042	1.5	1.0575	0.099	51	1.05	1.05 meters @ 1.05

Drillhole GU-10

Sample	From	To	Width	True	Au	Ag	Au Eq	Mineralized Intercept
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)	(g/t)	m @ g/t Au Eq
26129	9.65	11.15	1.50	1.15	0.173	124	2.50	1.15 meters @ 2.50
26140	24.55	26.05	1.50	1.15	0.103	42.7	0.90	13.75 meters @ 2.75
26141	26.05	27.55	1.50	1.15	0.313	49.1	1.23
26142	27.55	28.90	1.35	1.03	0.049	24.7	0.51	Including:
26143	28.90	30.40	1.50	1.15	0.106	26.7	0.60	5.82 meters @ 5.46
26144	30.40	31.90	1.50	1.15	0.137	34.9	0.79
26145	31.90	33.40	1.50	1.15	0.079	35.4	0.74
26146	33.40	35.00	1.60	1.23	0.37	184	3.82
26147	35.00	36.50	1.50	1.15	0.205	311	6.04
26148	36.50	38.00	1.50	1.15	0.347	311	6.18
26149	38.00	39.50	1.50	1.15	0.223	276	5.40
26151	39.50	41.00	1.50	1.15	0.296	297	5.86
26152	41.00	42.50	1.50	1.15	0.035	49.1	0.95
26161	54.50	56.00	1.50	1.15	0.125	90	1.81
26163	56.00	57.50	1.50	1.15	0.884	604	12.21	22.98 meters @ 2.80
26164	57.50	59.00	1.50	1.15	0.315	319	6.29
26165	59.00	60.50	1.50	1.15	0.206	133	2.70	Including:
26166	60.50	62.00	1.50	1.15	0.044	25.6	0.52	4.60 meters @ 5.75
26167	62.00	63.50	1.50	1.15	2.07	810	17.26	2.30 meters @ 9.71
26168	63.50	65.00	1.50	1.15	0.063	112	2.16
26169	65.00	66.50	1.50	1.15	0.04	31.7	0.63
26170	66.50	68.00	1.50	1.15	0.032	35.7	0.70
26171	68.00	69.50	1.50	1.15	0.052	45.2	0.90
26172	69.50	71.00	1.50	1.15	0.093	67.9	1.36
26173	71.00	72.50	1.50	1.15	0.025	39.7	0.77
26174	72.50	74.00	1.50	1.15	0.027	15	0.31
26176	74.00	75.50	1.50	1.15	0.079	55.3	1.11
26177	75.50	77.00	1.50	1.15	0.02	23.3	0.45
26178	77.00	78.50	1.50	1.15	0.026	55.9	1.07
26179	78.50	80.00	1.50	1.15	0.07	46.5	0.94
26180	80.00	81.50	1.50	1.15	0.101	53.9	1.11
26181	81.50	83.00	1.50	1.15	0.085	40.3	0.84
26182	83.00	84.50	1.50	1.15	0.133	145	2.85

Drillhole GU-11

Sample	From	To	Width	True	Au	Ag	Au Eq	Mineralized Intercept
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)	(g/t)	m @ g/t Au Eq
26241	12.25	13.75	1.5	1.227	0.18	139	2.78
26242	13.75	15.25	1.5	1.227	0.152	112	2.25	17.87 meters @ 2.58
26243	15.25	16.75	1.5	1.227	0.112	89.1	1.78
26244	16.75	18.25	1.5	1.227	0.257	91.5	1.97	Including:
26245	18.25	19.75	1.5	1.227	0.158	311	5.99	4.91 meters @ 4.72
26246	19.75	21.25	1.5	1.227	0.067	211	4.02
26247	21.25	22.75	1.5	1.227	0.097	280	5.35
26248	22.75	24.25	1.5	1.227	0.034	186	3.52
26249	24.25	25.75	1.5	1.227	0.043	93	1.78
26251	25.75	27.25	1.5	1.227	0.15	109	2.19
26252	27.25	28.1	0.85	0.69	0.027	50.6	0.97
26253	28.1	29.6	1.5	1.227	0.112	98.7	1.96
26254	29.6	31.1	1.5	1.227	0.037	93	1.78
26255	31.1	32.6	1.5	1.227	0.016	61.2	1.16
26256	32.6	34.1	1.5	1.227	0.063	62.2	1.23
26267	47.6	49.1	1.5	1.227	0.039	46.2	0.90
26268	49.1	50.6	1.5	1.227	0.018	58.8	1.12	4.91 meters @ 0.93
26269	50.6	52.1	1.5	1.227	0.021	25.6	0.50
26270	52.1	53.6	1.5	1.227	0.023	62.5	1.19

Drillhole GU-12

Sample	From	To	Width	True	Au	Ag	Au Eq	Mineralized Intercept
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)	(g/t)	m @ g/t Au Eq
26363	30.7	32.2	1.5	1.149	0.026	70.2	1.34	1.149 meters @ 1.34
26378	51.7	53.2	1.5	1.149	0.056	33.1	0.67	2.30 meters @ 0.68
26379	53.2	54.7	1.5	1.149	0.104	30.8	0.68
26389	66.7	68.2	1.5	1.149	0.618	4	0.69
26390	68.2	69.7	1.5	1.149	0.452	99	2.31	4.60 meters @ 1.20
26391	69.7	71.2	1.5	1.149	0.228	7.2	0.36
26392	71.2	72.7	1.5	1.149	0.857	31.7	1.45
26413	99.7	101.2	1.5	1.149	0.19	23.8	0.63	2.30 meters @ 0.74
26414	101.2	102.7	1.5	1.149	0.443	21.3	0.84

Drillhole GU-13

Sample	From	To	Width	True	Au	Ag	Au Eq	Mineralized Intercept
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)	(g/t)	m @ g/t Au Eq
26421	0	2	2	1	0.112	38.2	0.83
26422	2	4	2	1	0.237	211	4.19	9 meters @ 3.63
26423	4	6	2	1	0.065	258	4.90
26424	6	7.5	1.5	0.75	0.055	782	14.72	Including:
26426	7.5	9	1.5	0.75	0.11	53.4	1.11	2.75 meters @ 7.93
26427	9	10.5	1.5	0.75	1.18	54.7	2.20
26428	10.5	12	1.5	0.75	0.74	165	3.83
26429	12	13.5	1.5	0.75	0.151	86.5	1.77
26430	13.5	15	1.5	0.75	0.237	156	3.16
26431	15	16.5	1.5	0.75	0.116	52.2	1.09
26432	16.5	18	1.5	0.75	0.198	106	2.18
26444	33	34.5	1.5	0.75	0.125	47.9	1.02
26445	34.5	36	1.5	0.75	0.376	22	0.79	4.50 meters @ 1.56
26446	36	37.5	1.5	0.75	1.915	40.9	2.68
26447	37.5	39	1.5	0.75	0.12	121	2.39	Including:
26448	39	40.5	1.5	0.75	0.263	55.9	1.31	1.50 meters @ 2.53
26449	40.5	42	1.5	0.75	0.15	56.6	1.21

El Cantilito Target

El Cantilito is a mineralized zone produced mainly along northeast vein-structures where mineralization tends to cluster in ore-shoots and mineralized stockworks developed in structural jogs and/ore intersection of main structures. Drillholes GU-14 to GU-16 and GU-19 were designed to test the outcropping mineralized structures. Drillholes GU-15 and GU-16 were collared in the west margin of the known limit of the mineralized structure and have opened up the exploration further west along El Cantilito structures. Drillhole GU-15 was stopped at 168 meters depth still in mineralization intersected 17.06 meters with 1.26 g/t Au Eq. including 1.30 meters with 6.10 g/t Au Eq. Drillhole GU-16 intercepted 18.92 meters with 4.33 g/t Au Eq. including 7.74 meters with 9.10 g/t Au Eq. The assay results from GU-19 are still pending.

Drillhole GU-14

Sample	From	To	Width	True	Au	Ag	Au Eq	Mineralized Intercept
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)	(g/t)	m @ g/t Au Eq
26501	17	18.5	1.5	1.059	0.136	116	2.31
26502	18.5	20	1.5	1.059	0.091	92	1.81	19.86 meters @ 1.29
26503	20	21.5	1.5	1.059	0.107	8.9	0.27
26504	21.5	23	1.5	1.059	0.013	51.4	0.97	Including:
26505	23	24.5	1.5	1.059	0.036	48.8	0.95	2.12 meters @ 2.06
26506	24.5	26	1.5	1.059	0.031	45.3	0.88	2.89 meters @ 3.44
26507	26	27.5	1.5	1.059	0.039	10.1	0.23
26508	27.5	29	1.5	1.059	0.078	43.5	0.89
26509	29	30.5	1.5	1.059	0.051	10.4	0.24
26510	30.5	32	1.5	1.059	0.039	33.5	0.67
26511	32	33.5	1.5	1.059	0.196	89.8	1.88
26513	33.5	35	1.5	1.059	0.094	28.1	0.62
26514	35	36.5	1.5	1.059	0.095	8.6	0.25
26515	36.5	38	1.5	1.059	0.21	17.5	0.54
26516	38	39.5	1.5	1.059	0.159	35.3	0.82
26517	39.5	41	1.5	1.059	0.465	23.3	0.90
26518	41	42.5	1.5	1.059	0.193	46.3	1.06
26519	42.5	43.65	1.15	0.8119	1.475	339	7.83
26520	43.65	45.1	1.45	1.0237	0.216	65.2	1.44

26536	71.6	73.6	2	1.412	3.12	19.7	3.49	1.41 meters @ 3.49

Drillhole GU-15

Sample	From	To	Width	True	Au	Ag	Au Eq	Mineralized Intercept
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)	(g/t)	m @ g/t Au Eq
26581	52	53	1	0.866	0.568	7	0.70	2.22 meters @ 0.81
26582	53	54.9	1.9	1.6454	0.741	9.9	0.92

26938	148.3	149.8	1.5	1.299	4.86	66.4	6.10
26939	149.8	151.3	1.5	1.299	0.467	20.3	0.85	17.06 meters @ 1.26
26940	151.3	152.8	1.5	1.299	0.141	2.6	0.19
26941	152.8	154.3	1.5	1.299	0.601	25.5	1.08	Including:
26942	154.3	155.8	1.5	1.299	0.582	22.1	0.99	1.30 meters @ 6.10
26943	155.8	157.2	1.4	1.2124	0.891	35.4	1.55
26944	157.2	158.45	1.25	1.0825	0.368	9.7	0.55	Total depth of drillhole
26945	158.45	160	1.55	1.3423	0.282	10.2	0.47	Is 168 meters
26946	160	161.5	1.5	1.299	0.341	17.2	0.66
26947	161.5	163	1.5	1.299	0.693	22.7	1.12
26948	163	164.5	1.5	1.299	0.296	9.5	0.47
26949	164.5	166	1.5	1.299	0.317	17.7	0.65
26951	166	168	2	1.732	1.47	11.4	1.68

Drillhole GU-16

Sample	From	To	Width	True	Au	Ag	Au Eq	Mineralized Intercept
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)	(g/t)	m @ g/t Au Eq
26960	12.00	13.50	1.50	0.86	1.115	86.1	2.73
26961	13.50	15.00	1.50	0.86	0.534	84.2	2.11	18.92 meters @ 4.33
26962	15.00	16.50	1.50	0.86	0.71	76.4	2.14
26964	16.50	18.00	1.50	0.86	44.9	660	57.27	Including:
26965	18.00	19.50	1.50	0.86	1.55	113	3.67	7.74 meters @ 9.10
26966	19.50	21.00	1.50	0.86	0.428	152	3.28
26967	21.00	22.50	1.50	0.86	0.455	72.3	1.81
26968	22.50	24.00	1.50	0.86	1.33	119	3.56
26969	24.00	25.50	1.50	0.86	2.2	171	5.40
26970	25.50	27.00	1.50	0.86	0.005	12.3	0.23
26971	27.00	28.50	1.50	0.86	0.183	13.1	0.43
26972	28.50	30.00	1.50	0.86	0.243	79.8	1.74
26973	30.00	31.50	1.50	0.86	0.243	59.4	1.35
26974	31.50	33.00	1.50	0.86	0.425	59.2	1.53
26976	33.00	34.50	1.50	0.86	0.185	46.5	1.057
26977	34.50	36.00	1.50	0.86	0.247	23.9	0.69
26978	36.00	37.50	1.50	0.86	0.274	31.1	0.86
26979	37.50	39.00	1.50	0.86	0.235	34.3	0.88
26980	39.00	40.50	1.50	0.86	1.2	23.2	1.63
26981	40.50	42.00	1.50	0.86	0.56	38	1.27
26982	42.00	43.50	1.50	0.86	0.256	21.7	0.66
26983	43.50	45.00	1.50	0.86	0.348	34.8	1.00
27013	96.00	98.00	2.00	1.15	0.331	69.7	1.64	2.53 meters @ 1.49
27014	98.00	100.00	2.00	1.15	0.521	68.8	1.81

Highlights of the mineralized drill intercepts are presented below:

•	Drillhole GU-01 intersected 3.87 meters with 2.072 g/t Au and 22.66 g/t Ag; Including 1.00 meters with 4.83 g/t Au

•	Drillhole GU-02 intersected 1.35 meters with 2.54 g/t Au

•	Drillhole GU-03 intersected 1.50 meters with 3.17 g/t Au and 42.6 g/t Au

•	Drillhole GU-04 intersected 9.55 meters grading 2.17 g/t Au Eq; including 2.12 meters @ 4.78 g/t Au Eq.

•	Drillhole GU-08 intersected 5.68 meters with 1.68 g/t Au Eq.

•	Drillhole GU-10 intersected 13.75 meters with 2.75 g/t Au Eq. & 22.98 meters with 2.8o g/t Au Eq; including 4.60 meters at 5.75 g/t Au Eq & 2.30 meters @ 9.71 g/t Au Eq.

•	Drillhole GU-11 intersected 17.89 meters with 2.58 g/t Au Eq; including 4.91 meters with 4.72 g/t Au Eq.

•	Drillhole GU-13 intersected 9 meters with 3.63 g/t Au Eq and 4.50 meters with 1.56 g/t Au Eq; including 2.75 meters with 7.93 g/t Au Eq.

•	Drillhole GU-14 intersected 19.86 meters with 1.29 g/t Au Eq; including 2.12 meters with 2.06 g/t Au Eq and 2.89 meters with 3.44 g/t Au Eq.

•	Drillhole GU-15 intercepted 17.06 meters with 1.26 g/t Au Eq; including 1.30 meters with 6.10 g/t Au Eq.

•	Drillhole GU-16 intersected 18.92 meters with 4.33 g/t Au Eq; including 7.74 meters with 9.10 g/t Au Eq.
As of May 2008, we have moved a drill rig onto the Guazapares property to commence the second round of drilling.

Cieneguita

The phase I exploration program at Cieneguita carried out from November 2006 to February 2007 was initially focused on a systematic geological mapping (1:1,000) and sampling of roadcut and outcrop exposures on the property. This program outlined the main mineralization zone which has been traced in outcrops approximately 800 meters along strike. In addition three new high-grade gold areas were identified beyond the known limits of mineralization.

According to our VP of Exploration, the results from the mapping and sampling campaign provided evidence that the potential for the discovery of new areas with gold grades still remains open as shown by the discovery of the Pit 1 South, Central and Pit 2 North areas.

The results from the mapping and sampling campaign outlined two main high-grade gold mineralization areas which are providing additional evidence to increase the known mineralized zone of the Cieneguita system to the NE. Analysis of the alteration, structural setting and geochemistry of the northeast part of the Pit 1 area indicates that there is potential for a structurally controlled body to the northeast of the known PIT 1 area. Assay results have been received for samples from roadcuts and outcrop exposures on the Cieneguita Property. The values ranged from trace to 31.6 g/t Au taken from several two meter channel sample located 75 meters to the NE of the known PIT 1 area. This high-grade gold sample is part of the NE PIT1 area, a 20 meters exposure averaging 5.43 g/t Au. The high-grade gold mineralization encountered at the NE PIT 1 area is part of the same structural trend identified in the PIT 1 area where gold values ranged from trace to 29 g/t Au.

High-grade gold mineralization was also found at the S PIT 2 area, 100 meters to the south of the known PIT 2 area. Sampling on the mineralized area has returned values varying from 1.18 to 3.2 g/t Au. Assay results from the current mapping and sampling program are provided below.

Sample	Au	Ag	Sample	Au	Ag
ID	(g/t)	(g/t)	ID	(g/t)	(g/t)
26775	4.29	22.8	26803	0.911	0.4
26776	1.05	11.5	26814	0.68	15.9
26778	0.89	3.5	26815	4.22	20.4
26779	4.83	94.5	26816	1.03	13.6
26780	1.80	42	26819	2.57	6.4
26781	2.33	49.1	26820	1.03	2.7
26782	3.2	63.4	26821	0.92	3.9
26783	1.67	76.6	26822	1.13	3.8
26784	0.58	63.5	26830	0.70	20.4
26785	1.18	8.6	26831	1.04	18.6
26786	0.59	21.3	26832	0.75	44.3
26790	0.61	2.5	26833	0.52	16
26791	2.86	13.5	26834	0.45	11.2
26793	0.73	6.2	26836	1.38	17.6
26796	1.10	341	26837	0.85	10.8
26799	0.71	39.5	26838	31.6	9
26800	0.56	30.3	26839	2.03	4.8
26801	0.57	44.1	26840	7.34	2.9
26802	0.52	13.9

Concurrently with the surface exploration a 4,000 meters diamond drilling program is being carried out in order to test the potential of those three new mineralized areas, increase known mineralization and to characterize the gold mineralization contained within the sulphide zone. A total of 18 diamond core holes have been drilled (CI-01 to CI-18) for 3,606.91 core meters since drilling began at Cieneguita early December 2007. All drill holes from this first phase drilling program have been focused on extending zones of high-grade gold mineralization identified by previous drilling programs (Glamis drilling program, 1994-1996). Drill hole CI-4 and CI-11 failed to intersect any economical mineralization.

Significant gold grades in the drilling were intersected by drillholes CI-02, CI-05, CI-06 CI-08, CI-09, and CI-10 as follows:

•	Drill hole CI-02
o	5 meters (m) with 6.13 g/t Au from 97.50 to 102.50 meters (m)

•	Drill hole CI-05
o	4.10 m with 2.75 g/t Au from 40.90 to 45.0 m
o	4.60 m with 2.89 g/t Au from 62.90 to 67.50 m
o	6.00 m with 1.16 g/t Au, 56.1 g/t Ag, 0.44% Pb and 0.76% Zn from 118 to 124 m
o	4.50 m with 0.69 g/t Au, 183.56 g/t Ag, 0.39% Pb and 1.23% Zn from 147.50 to 152 m
o	6.00 m with 0.62 g/t Au, 81.35 g/t Ag, 1.92% Pb and 3.55% Zn from 156.50 to 162.50 m

•	Drill hole CI-06
o	11.70 m with 2.58 g/t Au from 12.3 to 24m

•	Drill hole CI-08
o	From 96.50 to 122.00 m (25.50 m) with 0.31 g/t Au, 48.49 g/t Ag, 0.82% Pb & 1.22%Zn
o	From 130.75 to 141.24 m (10.50 m) with 0.96 g/t Au, 90.34 g/t Ag, 0.52% Pb & 0.91 % Zn
▪	Including: 6 meters with 1.47 g/t Au, 140.95 g/t Ag, 0.44% Pb and 0.61% Zn

•	Drill hole CI-09
o	From 8.40 to 12.20 m (3.80 m) with 1.39 g/t Au and 149.9 g/t Ag
o	From 52.70 to 60.20 m (7.50 m) with 0.43 g/t Au, 105.58 g/t Ag, 0.40%Pb and 0.64% Zn
▪	Including: 1.50 meters with 0.54 g/t Au, 171 g/t Ag, 0.72% Pb and 1.49% Zn

•	Drill hole CI-10
o	From 0.0 to 6.00 m (6.0 m) with 1.19 g/t Au and 27.7 g/t Ag
o	From 74.50 to 94.0 m (19.50 m) with 0.73 g/t Au, 57.56 g/t Ag, 0.73% Pb & 1.03% Zn
▪	Including: 3 meters with 0.81 g/t Au, 96.55 g/t Ag, 1.28% Pb and 2.47% Zn
o	From 95.50 to 100.0 m (4.50 m) with 1.34 g/t Au, 140.90 g/t Ag, 0.09% Pb and 0.13% Zn
o	From 109.0 to 118.0 m (9.0 m) with 0.26 g/t Au, 277.88 g/t Ag, 0.26% Pb and 0.42% Zn
▪	Including: 1.50 meters with 0.28 g/t Au, 976 g/t Ag, 0.20% Pb and 0.19% Zn

Summary of the drilling results are reported below:

Hole	From	To	Interval (M	Au	Ag	Pb (%)	Zn (%)
ID	(m)	(m)	(m)	(g/t)	(g/t)
CI-01	4.60	6.40	1.80	1.48
	7.85	16.45	8.60	1.05
	21.50	30.00	8.50	1.35

CI-02	73.50	78.00	4.50	1.21
	94.10	102.50	8.40	2.83
	110.15	113.00	2.85	2.33
	192.00	195.00	3.00	1.60

CI-03	48.85	74.50	25.65	1.40	24.46
	82.00	95.50	13.50	2.01	21.34

CI-05	33.50	52.50	19.00	1.77
	62.90	82.50	19.60	1.69
	118.00	125.00	7.00	1.16	49.16	0.36	0.34
	147.50	162.50	15.00	0.74	106.53	0.93	1.79

CI-06	12.30	24.00	11.70	2.58

CI-07	0.0	11.50	11.50	0.78
	74.60	78.50	3.90	0.5	114.26	0.15	0.41
	102.50	104.00	1.5	1.32
	111.50	113.00	1.50	1.95

CI-08	3.50	5.00	1.50	1.08
	96.50	122.00	25.50	0.31	48.49	0.82	1.21
	130.75	141.25	10.50	0.96	90.34	0.52	0.91
	166.75	170.70	3.95			1.02	1.18
	198.25	201.40	3.15			0.09	1.34

CI-09	8.40	12.20	3.80	1.39	149.90
	52.70	60.20	7.50	0.44	105.58	0.40	0.66
	102.20	109.70	7.50	0.25	39.08	0.47	1.31

CI-10	0.00	6.00	6.00	1.19	22.70
	12.50	15.25	3.25	1.14	22.10
	74.50	94.00	19.50	0.73	57.56	0.73	1.03
	95.50	100.00	4.50	1.39	140.90	0.09	0.13
	1.09	118.00	9.00	0.26	277.88	0.26	0.42

CI-12	54.00	55.50	1.50	1.72
	87.00	88.50	1.50	1.07
	139.50	159.00	19.50	0.76

Field evidence and drilling results have confirmed that Cieneguita is a system composed by an oxide-mixed ore varying in thickness from five to 20 meters and a sulfide zone exhibiting mineralization at 250 meters depth. Gold mineralization at Cieneguita occurs mainly as disseminated and minor proportion structurally-controlled. Mineralization is hosted by breccias and tuffs varying in composition from rhyolite to dacite. The main mineralized and altered zones have been developed to the northwest (PIT-1 area) and southeast (PIT-2 area). These mineralized zones consist mainly of acid-sulphate alteration, including quartz-alunite assemblages exhibiting small and localized areas with residual or vuggy silica. Cieneguita is interpreted to represent a high-sulphidation gold-silver system.

Drilling results have demonstrated the extension of the Cieneguita mineralized system at depth down at least to 250 meters where mineralization is mainly hosted by sulphides. The mineralization zone is still open to the south and to depth. Drilling program continues and a second stage drilling program has been proposed to define the complete mineralization system and provide a NI 43-101 resource estimation.

Encino Gordo

During this year reconnaissance program we carried out a detailed and property scale mapping and sampling program outlining numerous gold, silver and gold-copper coincident geochemical anomalies. The stage I of the exploration program was undertaken in an effort to define the style and characteristics of the mineralization areas indicated by the geochemical anomalies. Within this stage several gold and sulphide mineralization areas including pyrite and chalcopyrite have been identified within an over 500 meters stockwork area and fault-veins structure.

All information and field evidence gathered during the mapping and sampling process are suggesting the presence of “porphyry” style alteration and mineralization characterized by the presence a concentric alteration patterns (potassic alteration grading outward to quartz-sericite and propylitic alteration), coincident Cu, Au and Mo geochemical anomalies and a multiple-event of veining. No assurance can be given, though, that we will find such a deposit, if at all.

The stage II of the exploration program aimed to detail and characterize all identified alteration and mineralization areas and define and prioritize drilling sites is underway and is expected to be completed by May 2008.

Exploration Projects – Potential and Next Exploration Stage

Our exploration team will aggressively pursue as a high priority the following:

1.	Advance all projects to the next exploration stage
2.	Exploring and try to increment the known resources at the Cieneguita advanced project
3.	Design, implement and manage a strong new targets generation and identification of advanced projects program aimed to expand our portfolio.

The following exploration program has been planned for each of the projects:

Sahuayacan

Surface mapping and drilling results are suggesting that the high gold values tend to cluster at certain areas along the Santo Niño and the Santa Teresa vein structures with intervening areas of low gold grades. A more disseminated deposit it seems to be present at the La Cumbre area. The cluster of high gold values indicate the development of oreshoots within the extensive Sahuayacan system as evidenced by the intercepts from the SDH-1 in the Santo Niño vein and the SDH-12 along the Santa Teresa vein.

All evidence is suggesting that the mineralization is controlled by a circular feature that may represent a caldera margin running from the Santa Teresa target up to north to the La Cumbre target. This evidence is open up the potential to further extend the mineralization found at Santa Teresa and La Cumbre targets further north.

Next exploration stage will include mapping and sampling along the circular feature trying to define additional mineralization areas and drilling targets.

The figure below shows the different geological elements encountered in the Sahuayacan system and is also exhibiting the relationship between the Santo Niño, La Cumbre and Santa Teresa target areas.

730000 mE
731000 mE
3114000 m N
Cumbre
Santo Niño
Santa Teresa
SDH-1
SDH-12
Open potential along these structures between Santa Teresa and La Cumbre
1
2
3
4
5
6
7
8
9
10
11
12
13

The above figure illustrates the La Cumbre target and the circular features controlling development of alteration and mineralization at the Sahuayacan Project. La Cumbre and Santa Teresa are both spatially associated with the circular features that may represent the emplacement of a caldera-related Au-Ag hydrothermal system.

If management decides to continue drilling, we will need to raise additional funding through the sale of debt or equity because we do not have sufficient capital to continue such an exploration program. Additional drilling would cost a significant amount of money and there is no assurance that we would be able to raise such additional amounts of money. We have not identified any additional sources of funding to implement such a program

Total budgeted costs for exploration on the Sahuaycan Property for 2008 is $763,000

The Sahuayacan Property is without known reserves. Our proposed programs are exploratory in nature.

Guazapares

The mineralization systems encountered in the Guazapares project are essentially of two types: a silver-dominated system at San Francisco Este, San Francisco Centro, and El Cantilito which exhibits localized areas of high-grade gold mineralization; whereas at San Antonio the system is dominated by gold mineralization. Surface mapping and drilling results are suggesting that the high-grade mineralization tends to cluster at certain areas along the mineralized veins with intervening areas of low-grade mineralization. The cluster of high-grade mineralization is suggesting the development of ore-shoots as evidenced by the intercepts from drillholes GU-04 and from GU-08 to GU-16.

The present drilling results are providing the evidence to highlight the great potential of several areas in the Guazapares project. Main potential targets are shown in the figure below.

1.	Drilling results on the San Francisco Este target are opening the potential to explore further northwest along the same structure.
2.	Drillholes GU-12 and GU-13 at are suggesting the development of high-grade ore-shoots along structure’s inflections and have opened up the exploration potential to the west and northwest.
3.
Drilling results at El Cantilito (GU-16) have opened up the exploration potential to the west of the system which is a covered terrain. Drillhole GU-15 is also opening potential to the west along the El Cantilito mineralized system and since GU-15 was stopped in mineralization at 169 meters depth the exploration potential is still open at depth.

4.	All mineralized system and targets are suggesting the potential to explore where all system intersects each other creating the right setting to develop attractive mineralization zones.

Diamond drilling of the Guazapares Project encountered mineralization in most of the drillholes. The highest grades occurred within vein-breccias, quartz veins and quartz stockworked veins exhibiting multiple pulses of hydrothermal activity.

Analysis of the mineralization and alteration assemblages, structural setting and geochemistry of the project area indicates that the high gold values are spatially associated to a rhyolite-dacite dome and tend to cluster in two main mineralization styles:

•	Ore-shoots developed along the extensive San Antonio vein system.
•	Large and structurally controlled breccia bodies or structural zones developed in the intersections of mainly NW and NE trending faults and structures.

MEXORO
DIAGRAMATIC X SECTION W-E
GUAZAPARES PROJECT
Diabase
Latitic / Rhydacite Dome
Granodiorite
Quartz Monzonite
Gold Mineralization on contact with Possible Porphyry Style Mineralization
Upper Volcanics Discordant contact and Middle Volcanics
Weak Mineral
Middle Volcanics - Main (?) Host to Mineralization
Lower Volcanics - Possible Lower Contact Mineralized Zone (Undifferentiated)
Probable Hosts to Mineralization
Latitic Lithic to xtal Tuffs
San Francisco
Upper Contact Style Minerallization
Exposed Breccia Bed contact at surface gives wide spread anomalous gold in soil and chip samples
Latitic Xtal Tuffs
Discordant Upper Volcanic Sequence
El Cantilito
San Antonio
Spherulite Maker Beds
Rhyolites
Middle Volcanic Package
Latitic/Rhydacitic High Level Intrusive or Dome
Lower Contact Mineralization (not seen)
Late Diabase Sills and Dikes
Porphyry Mineralization
Barranca East
Lower Volcanics Undifferentiated
Barranca West
300 meters aprox.
Prophyry Style Quartz Py-Stockwork in Quartz Monzonite
Quartz Monzonite
Granodiorite

The ore-shoots still remain open in all directions highlighting the potential for high grade gold mineralization beneath covered areas on project area, though no assurance may be given.

Drilling continues to explore newly identified altered and mineralized areas and extending the mineralized trends and ore-shoots remaining with open potential in Guazapares.

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

Total funds budget for exploration of the Guazapares project is $1,820,000.

The Guazapares Property is without known reserves. Our proposed programs are exploratory in nature.

Cieneguita

The recent exploration activities in Cieneguita have provided with results to highlight the potential of this project. Mapping and sampling process around Cieneguita has identified two new areas of mineralization 500 meters to south of the current known mineralized zones. These two areas are exhibiting same size, characteristics, and intensity of alteration-mineralization that the one encountered on Cieneguita. Detailing mapping and sampling is currently underway.

Leaching tests on oxide and mixed ore has returned a recovery above 90%, whereas the recovery in the sulphide ores is showing recoveries varying from 70% to 75 % in a leaching process lasting 25 to 30 days. Leaching tests combined with the assay results from drilling and the new areas found 500 meters away from Cieneguita are providing the possibility to increase known zones and to make of the Cieneguita deposit an attractive property in the region. No assurance, though, may be given that we will be able to identify an economic ore body at this property. Considering latest results and findings the proposed work program for Cieneguita will include:

•	Current drilling program will be extended from 4,000 meters to 6,000 meters
•	Leaching test to the sulfide encountered at depth by current drilling program
•	Detailed mapping and sampling of the two new areas identified within our property 500 meters away from Cieneguita.

If management decides to continue drilling, we will need to raise additional funding through the sale of debt or equity because we do not have sufficient capital to continue such an exploration program. Additional drilling would cost a significant amount of money and there is no assurance that we would be able to raise such additional amounts of money. We have not identified any additional sources of funding to implement such a program. If we can not obtain additional financing, we could seek a joint venture partner if the drilling results warranted it. We do not have any joint venture partners at this time and can give no assurance that we will be able to find one if the Cieneguita Property warranted such a joint venture.

The total budget for exploration on the Cieneguita Property is $2,050,000.

The Cieneguita Property is without known reserves. Our proposed programs are exploratory in nature.

Encino Gordo

We carried out a detailed and property scale mapping and sampling program on the Encino Gordo project outlining a porphyry-style mineralization exhibiting numerous gold, silver and gold-copper coincident geochemical anomalies. We have identified two drilling targets in the project area; however in order to define the system better, we have planned a geophysical survey (IP and magnetics) to know the potential of the near-mesothermal (porphyry-style) system present at the Encino Gordo property before the drilling program.

The above figure illustrates coincident Cu and Au geochemical anomalies on the Encino Gordo Property which are spatially associated to a potassic alteration core resembling the classical geochemical-alteration signature of the porphyry systems.

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

Total exploration budget for the Encino Gordo property is $740,000.

The Encino Gordo Property is without known reserves. Our proposed programs are exploratory in nature.

Target Generation and Growth Strategy

A fundamental component of our strategy is to advance to the drilling stage all of our properties and implement a strong generative and property acquisition program through a well establish financial process and a proper funding consistency.

The proposed generative program will be contemplating four main directions:

1.
A new targets generation program that will create a pipeline of quality properties providing a steady stream of new prospect and/or projects for the company to explore, farm-out and/or joint venture out.

2.	A property acquisition program aimed to identify and acquire at low cost (whenever possible) early- to mid-stage properties on selected locations along the main gold-silver belts in Mexico.
3.	Focus on small- to medium-size gold-silver deposits (minimum deposits containing 250,000 oz of Au Eq.)
4.
The new targets generation and property acquisition program will be initially focused on the Sierra Madre belt and Central Mexico. It will be extended further south in Mexico and other countries if conditions and project’s potential warranted.

The proposed exploration program is to be undertaken by the Mexoro’s exploration team using in-house knowledge in combination for support and guidance of high-quality consultant with expertise in the region. The new targets generation program is aimed to feed our project pipeline at two drill and/or near-to-drill-stage projects per year.

Phase I - Target Generation

Objectives

•	Identify two to four target areas (approx. 20 x 30 kilometers) which have potential to host small- to medium-size gold and/or gold-silver deposits.
•	Identify one or two specific opportunities with close to drill ready targets. For example, identify old workings or existing mines with good upside potential.
•	Time frame: six months.

Key Steps and Exploration Tools

After initial trip to evaluate gold and gold-silver deposits potential it has become more evident that the acquisition and evaluation of more detailed geological maps and geochemistry with field follow-up is critically important to identify new areas of potential. Careful and selective use of such data may be the most immediate and cost-effective way to focus exploration efforts toward prospective gold-silver areas.

Key steps will include mainly the following activities, among other considerations:

•	Acquire geological maps 1:250,000 and 1:50,000 (from SGM)
•	Generate geological and mineral occurrences base maps.
•	Identify key host rocks.
•	Complete structural interpretation from known geology, TM imagery, and geophysical data (if available).
•	Integrate mineral occurrences, alteration, lithology and structures.
•	Complete initial targeting using the above compilation.
•	Select and prioritize targets.

Results of Operations

Year ended February 29, 2008 compared to the year ended February 28, 2007.

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

The Company has made certain accounting estimates that have a material bearing on the financial statements. The principal of such estimates are:

Income Tax Valuation Allowance

The Company has a potential $4,305,400 deferred income tax asset based on the difference in timing of certain deductions for income tax and accounting purposes. The ability of the Company to ultimately derive a benefit from the deferred tax asset depends on the existence of sufficient taxable income of the appropriate character within the carry forward period available under the tax law.

References in the discussion below to 2008 are to our current fiscal year ended February 29, 2008, while references to 2007 are to our fiscal year ended February 28, 2007.

Revenues

We did not earn revenues during 2008 or 2007 because we did not have commercial production of any of our properties. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties. Interest income is recorded under Other Income in the Statement of Operations in the financial statements.

Operating Costs

We did not incur any operating costs during the years ended 2008 and 2007 due to the fact that we did not achieve production from exploration activities during either year.

Expenses

Our expenses increased to $8,040,328 for the year ended February 29, 2008 compared to $5,106,389 for the year ended February 28, 2007, representing an increase of $2,934,000.

In 2008, we incurred higher general and administrative expenses, exploration expenses and write off of property costs, which resulted in increase of expenses.

The increase in 2008 is attributable to $816,000 spent on investor relation activities compared with $111,000 in 2007 to raise additional funds for exploration activities and higher advertising and promotion costs of $159,000 in 2008 compared to $nil in 2007.

Our exploration expenses increased to $2,680,680 in 2008 compared with $1,089,498 in 2007 as a result of the increased activity of the Company as it advanced its business plan.

Impairment of mineral property costs in 2008 increased to $580,000 compared to $259,000 for 2007. If we are able to raise additional funds to continue with our business plan, we anticipate that exploration expenditures will increase in fiscal 2008 as a result of exploration activities on our Mexican mineral properties.

Loss

Our net loss increased to $8,096,604 for 2008 compared to $7,393,034 for 2007, representing an increase of $704,570. This change in our loss was primarily attributable to higher investor relations expenses, exploration expense and impairment of property costs in 2008. The non-cash components of stock-based compensation and impairment of mineral property costs were $2,454,000 and $580,000 respectively, for a total of $3,034,000 compared to the net loss for the year of $8,096,604. In 2007, the non-cash components of stock-based compensation and impairment of mineral property costs were $2,445,000 and $259,000 respectively, for a total of $2,704,000 compared to the net loss for the year of $7,393,034.

We anticipate that we will continue to incur a loss until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from our Mexican mineral properties, if ever. There is no assurance that we will commence the development stage of our operations at any our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage. As of February 29, 2008, we had total assets of $858,000, total liabilities of $2,235,000, and a deficit of $33,828,000 accumulated during the exploration stage.

Cash and Working Capital

We had cash of $12,947 as of February 29, 2008, compared to cash of $13,148 as of February 28, 2007. We had working capital deficiency of $1,810,905 as of February 29, 2008, compared to a working capital deficiency of $44,980 as of February 28, 2007.

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $7,111,000 from March 2008 to December 2008 to carry out exploration and administration activities on our Mexican mineral properties, and in the event that our exploration is successful on our Cieneguita Property, we anticipate spending a further $2,200,000 on milling equipment and building a plant to put that property into production. We anticipate spending approximately $1,400,000 during the next 12 months on general and administrative costs. We presently do not have sufficient financing to enable us to complete these plans and will require additional financing to perform future exploration work on our Mexican mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

The amount of working capital could be adversely affected further in the event claims are made against us alleging that certain shares we previously issued pursuant to Form S-8 registration statements constituted an illegal public offering because the company was a “shell company” at the time and, as a result, was not eligible to use Form S-8 for registration of shares under the Securities Act of 1933. In August and October of 2005, the Company issued shares of common stock to an officer of the Company, as compensation for consulting services. The two share issuances were for a combined total of 30,000 shares and each of the share issuances was made pursuant to a registration statement on Form S-8 under the Securities Act of 1933. Although the Company believes these shares were properly issued, a claim could be made that issuance of the shares constituted an illegal public offering because the Company was a “shell company” at the time. Shell companies  (i.e. companies which have no or nominal operations and either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets) are not eligible to use Form S-8 for registration under the Securities Act of 1933. If either of these transactions did violate federal securities laws, subsequent purchasers of the shares may have claims against us for damages or for rescission of their purchase transaction and recovery of the full subscription price paid, together with interest. As of the date of this annual report, no one has made or threatened any claim against us alleging violation of the federal securities laws. In the event such claims were successfully asserted there is no assurance that we would have sufficient funds available to pay and it is likely that we would be required to use funds currently designated as working capital for that purpose. That would substantially reduce the amount of working capital available for other purposes and, in that event, we could be forced to cease or discontinue certain operations and to liquidate certain assets to pay our liabilities, including, but not limited to, rescission claims.

Cash Used in Operating Activities

Cash used in operating activities increased to $3,837,069 for the fiscal year ended February 29, 2008 compared to $2,646,000 for the fiscal year ended February 28, 2007. The cash used in operating activities came primarily from exercise of warrants into shares of common stock. It was primarily used for general and administrative costs and for the exploration programs on the properties.

Cash Used in Investing Activities

Cash used in investing activities decreased to $172,036 for the fiscal year ended February 29, 2008 compared to $375,384 for the fiscal year ended February 28, 2007 for the purchase of equipment.

Financing Activities

Cash provided by financing activities increased to $4,027,811for the fiscal year ended February 29, 2008 compared to $2,557,736 for the fiscal year ended February 28, 2007. All cash provided by financing activities in 2007 was provided by convertible debt, exercise of warrants and share issuances. Cash provided by financing activities was used to fund our operating and investing activities.

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

On August 31, 2006, the Company entered into an Amended Consulting Agreement with G.M. Capital. All of the terms remained the same except for the following:

(1)	G.M. Capital represented that it does fall within United States jurisdiction in regard to this contract.
(2)	G.M. Capital is no longer required to provide services regarding the acquisition of a business because the Company does not plan to acquire a business in the near future.
(3)	G.M. Capital clarified that the investors, market makers, and other financial industry contacts which it will speak to in regard to the Company are non-United States persons.
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

Furthermore, we had amended our agreement with G.M. Capital to eliminate any reference whereby G.M. Capital would assist us in identifying, evaluating, structuring, negotiating and closing acquisitions. In the event we discovered no material ore reserves and have no more exploration plans to continue after June 2008 we would be without the services of G.M. Capital to assist us in reformulating the business plan of the Company. If we should abandon our exploration strategy, current management has sufficient expertise to reformulate the business plan and pursue other options without the help of G.M. Capital. G.M. Capital’s main function was to identify and introduce potential investors to us in foreign jurisdictions for raising capital through the sale of equity or debt.

In May 2008, the Company verbally terminated the agreement with G.M. Capital for providing assistance in financing activities.

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

During the quarter ended May 31, 2006, the Company issued a total of $2,265,500 convertible debentures. The convertible debentures, with principal and accrued interest at 7% per year are convertible into $25,000 units at the option of the holder. Each unit consists of a warrant to purchase 25,000 of the Company’s shares of common stock at $1.00 and $25,000 of debt, which may be converted to shares of common stock at $0.50 per share and is exercisable until April 30, 2008. In addition, the warrants are redeemable by the Company, at $0.01 per share, in the event the Company’s common stock closes with a bid price, on average, over $3.00 per share for a consecutive 20-day period. Further, under the terms of the debenture, until May 2007, the Company is prohibited from effecting or entering into an agreement to affect any subsequent financing involving a “Variable Rate Transaction”. The term “Variable Rate Transaction” means a transaction in which the Company issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of common stock at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities.

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

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at February 29, 2008, the Company had working capital deficiency of $1,810,011 (2007 - $44,980 working capital) and an accumulated deficit during the exploration stage of $33,828,000 (2007 – $25,731,407). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS

MEXORO MINERALS LTD.
(An Exploration Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)

February 29, 2008 and February 28, 2007

MEYLER & COMPANY, LLC
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Mexoro Minerals Ltd.

We have audited the accompanying consolidated balance sheet of Mexoro Minerals Ltd. (an Exploration Stage Company) as of February 29, 2008, and the related consolidated statements of stockholders’ equity (deficiency), operations and comprehensive income (loss), and cash flows for the year ended February 29, 2008 and for period from March 1, 2004 (Exploration Stage) to February 29, 2008.  Mexoro Mineral Ltd’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.  The related consolidated statements of stockholders’ deficiency, operations and comprehensive income (loss), and cash flows from inception on August 27, 1997 to February 29, 2004 (Development Stage) were audited by other auditors whose reports dated May 24, 2004 and May 27, 2003 expressed unqualified opinions, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. .  The related consolidated statements of stockholders’ equity (deficiency), operations and comprehensive income (loss), and cash flows from March 1, 2004 (Exploration Stage) to February 28, 2007 were audited by other auditors whose report dated May 31, 2007 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the consolidated stockholders’ equity (deficiency), consolidated statements of operations and comprehensive income (loss), and consolidated cash flows from April 27, 1997 (Development Stage) to February 29, 2004 and March 1, 2004 (Exploration Stage) to February 28, 2007, is based solely on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexoro Minerals Ltd. as of February 29, 2008, and the results of its operations and its cash flows for the year ended February 29, 2008 and the period from March 1, 2004 (Exploration Stage) to February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a history of operating losses, a working capital deficiency of $1,810,905 at February 29, 2008 and a cumulative loss during the exploration period of $33,828,011.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Meyler & Company, LLC
June 12, 2008

 MEXORO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
As at February 29 and February 28
	2008	2007
Assets

Current
Cash and cash equivalents	$12,947	$13,148
Accounts receivable	278,847	165,897
Prepaid expenses	104,936	173,857
	396,730	352,902

Equipment (note 4)	460,941	351,335

Total assets	$857,671	$704,237

Liabilities
Current
Accounts payable and accrued liabilities	$655,677	$263,145
Current portion of loans payable (note 7)	71,256	25,400
Promissory notes (note 6)	1,480,702	109,337
	2,207,635	397,882

Loans payable (note 7)	27,481	36,863

Total liabilities	2,235,116	434,745

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 8)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 25,380,502 (2007 – 21,036,102) (note 9)	22,978,654	19,304,277
Additional paid-in capital	11,155,687	8,702,096
Stock subscriptions	330,000	-
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(33,828,011)	(25,731,407)
Accumulated other comprehensive income (loss)	(10,348)	(2,047)
Total stockholders’ equity (deficiency)	(1,377,445)	269,492

Total liabilities and stockholders’ equity (deficiency)	$857,671	$704,237

Going-concern (note 3)
Commitments (notes 5, 11 and 14)
Subsequent events (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
Period from Inception March 1, 2004 (Exploration Stage) to February 29, 2008
	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the exploration stage	Accumulated other comprehensive income (loss)	Total stockholders deficiency

Balance from prior operations, March 1, 2004	709,168	$1,701,843	$194,391	$67,025	$(2,003,427)	$-	$8,929	$(31,239)

Common stock issued in share exchange	860,000	10,965,000	-	-	-	-	-	10,965,000
Options issued as finders’ fees	-	-	1,523,000	-	-	-	-	1,523,000
Common stock issued for cash	113,222	269,134	-	(67,025)	-	-	-	202,109
Options exercised	50,000	35,000	-	-	-	-	-	35,000
Options issued	-	-	86,955	-	-	-	-	86,955
Warrants exercised	5,512	-	-	-	-	-	-	-
Beneficial conversion feature	-	-	500,000	-	-	-	-	500,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(3,050)	(3,050)
Net loss for year	-	-	-	-	-	(13,912,488)	-	(13,912,488)

Balance, February 28, 2005	1,737,902	$12,970,977	$2,304,346	$-	$(2,003,427)	$(13,912,488)	$5,879	$(634,713)

Common stock issued for consulting services	30,000	90,000	-	-	-	-	-	90,000
Options exercised	32,000	43,000	-	-	-	-	-	43,000
Common stock issued on conversion of debenture	2,000,000	300,000	-	-	-	-	-	300,000
Common stock issued in property acquisition	2,000,000	2,100,000	-	-	-	-	-	2,100,000
Common stock issued for cash	7,000,000	70,000	-	-	-	-	-	70,000
Options issued	-	-	248,000	-	-	-	-	248,000
Warrants issued	-	-	487,250	-	-	-	-	487,250
Beneficial conversion feature	-	-	952,000	-	-	-	-	952,000
Stock subscriptions	-	-	-	170,000	-	-	-	170,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(4,828)	(4,828)
Net loss for year	-	-	-	-	-	(4,425,885)	-	(4,425,885)

Balance, February 28, 2006	12,799,902	$15,573,977	$3,991,596	$170,000	$(2,003,427)	$(18,338,373)	$1,051	$(605,176)

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency) (continued)
(Expressed in U.S. Dollars)
Period from Inception March 1, 2004 (Exploration Stage) to February 28, 2007
	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the exploration stage	Accumulated other comprehensive income (loss)	Total stockholders’ deficiency

Balance, February 28, 2006	12,799,902	$15,573,977	$3,991,596	$170,000	$(2,003,427)	$(18,338,373)	$1,051	$(605,176)

Common stock issued on conversion of debenture	5,835,000	2,917,500	-	-	-	-	-	2,917,500
Common stock issued on settlement of promissory notes	1,651,200	412,800	-	-	-	-	-	412,800
Common stock issued for cash	750,000	375,000	-	(170,000)	-	-	-	205,000
Warrants exercised	50,000	50,000	-	-	-	-	-	50,000
Shares returned to treasury	(50,000)	(25,000)	-	-	-	-	-	(25,000)
Options issued	-	-	496,000	-	-	-	-	496,000
Warrants issued	-	-	1,949,000	-	-	-	-	1,949,000
Beneficial conversion feature	-	-	2,265,500	-	-	-	-	2,265,500
Foreign exchange translation adjustment	-	-	-	-	-	-	(3,098)	(3,098)
Net loss for year	-	-	-	-	-	(7,393,034)	-	(7,393,034)

Balance, February 28, 2007	21,036,102	$19,304,277	$8,702,096	$-	$(2,003,427)	$(25,731,407)	$(2,047)	$269,492

Warrants exercised	4,344,400	3,674,377	-	-	-	-	-	3,674,377
Options issued	-	-	974,841	-	-	-	-	974,841
Fair value of warrants expensed	-	-	1,478,750	-	-	-	-	1,478,750
Stock subscriptions	-	-	-	330,000	-	-	-	330,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(8,301)	(8,301)
Net loss for year	-	-	-	-	-	(8,096,604)	-	(8,096,604)

Balance, February 29, 2008	25,380,502	$22,978,654	$11,155,687	$330,000	$(2,003,427)	$(33,828,011)	$(10,348)	$(1,377,445)

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)
			Period from
			Inception of
			Exploration
			Stage
	Year Ended		(March 1, 2004)
	February 29,	February 28,	to February 29,
	2008	2007	2008

Expenses
General and administrative	$2,326,057	$1,312,891	$4,335,695
Stock-based compensation (note 10)	2,453,591	2,445,000	5,720,796
Mineral exploration	2,680,680	1,089,498	3,770,178
Impairment of mineral property costs	580,000	259,000	16,145,422

Operating loss	(8,040,328)	(5,106,389)	(29,972,091)
Other income (expenses)
Foreign exchange gain (loss)	1,357	-	1,357
Interest	(57,633)	(2,293,904)	(3,997,721)
Gain on settlement of debt (note 6)	-	7,259	140,444

Net loss	(8,096,604)	(7,393,034)	(33,828,011)

Other comprehensive income (loss)
Foreign exchange translation adjustment	(8,301)	(3,098)	(10,348)

Total comprehensive loss	$(8,104,905)	$(7,396,132)	$(33,838,359)

Total loss per share – basic and diluted	$(0.35)	$(0.39)	$-

Weighted average number of shares of
common stock – basic and diluted	23,204,827	18,760,066	-

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
			Period From
			Inception of
			Exploration Stage
	Year Ended		(March 1, 2004)
	February 29,	February 28,	to February 29,
	2008	2007	2008
Operating activities
Net loss	$(8,096,604)	$(7,393,034)	$(33,828,011)
Adjustments to reconcile net (loss) to net cash flows
Write-off of note receivable	-	-	57,500
Acquisition of mineral property costs for stock	580,000	-	13,645,000
Issuance of shares for consulting services	-	-	90,000
Amortization	79,310	24,929	104,239
Discount on convertible debenture	-	-	175,000
Non-cash component of gain on settlement of debt	-	(7,259)	(182,259)
Stock-based compensation	2,453,591	2,445,000	7,243,796
Beneficial conversion feature	-	2,265,500	3,717,500
Prepaid expense	72,143	(125,589)	(95,235)
Accounts receivable	(103,654)	(155,828)	(261,345)
Customer deposits	-	-	(44,809)
Notes payable	-	109,337	109,337
Accounts payable and accrued liabilities	1,178,145	191,280	1,426,356
Cash used in operating activities	(3,837,069)	(2,645,664)	(7,842,931)
Investing activity
Purchase of property and equipment	(172,036)	(375,384)	(548,300)
Cash used in investing activity	(172,036)	(375,384)	(548,300)
Financing activities
Proceeds from loans payable	107,106	75,348	182,454
Proceeds from notes payable	1,081,202	-	1,644,002
Proceeds from convertible debentures	-	2,240,500	3,692,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	3,094,377	50,000	3,144,377
Repayment of loans payable	(73,374)	(13,085)	(86,459)
Repayment of notes payable	(181,500)	-	(360,000)
Repayment of convertible debentures	-	-	(530,000)
Stock subscriptions	-	-	170,000
Issuance of common stock	-	205,000	477,109
Cash provided by financing activities	4,027,811	2,557,763	8,411,983
Outflow of cash and cash equivalents	18,706	(463,285)	20,752
Effect of foreign currency translation on cash	(18,907)	(3,097)	(29,882)
Cash and cash equivalents, beginning	13,148	479,530	22,077
Cash and cash equivalents, ending	$12,947	$13,148	$12,947
Supplemental cash flow information
Interest paid	$33,131	$55,473	$195,288
Common stock issued on conversion of debt	-	2,917,500	3,217,500
Common stock issued on settlement of notes payable	-	412,800	412,800
Shares issued for mineral property costs	500,000	-	500,000
Shares issued for services	-	-	90,000
The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2008 and February 28, 2007

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
Years Ended February 29, 2008 and February 28, 2007

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

(iv)	Translation risk

The Company translates the results of non-U.S. operations into U.S. currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time. This risk is considered moderate, as the Company’s mining project expenses are recorded in Mexican pesos and converted to U.S. currency.

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
(Expressed in U.S. Dollars)
Years Ended February 29, 2008 and February 28, 2007

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

(f)	Basic and diluted income (loss) per share

The Company computes income (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All previously stated share and per share balances have been restated to give retroactive effect to the 1:50 reverse stock split that occurred on February 15, 2006. Dilutive loss per share has not been presented because the effects of all common share equivalents were anti-dilutive.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas of estimate include the impairment of assets and rates for amortization, accrued liabilities, future income tax balances and the inputs used in calculating stock-based compensation. Actual results could differ from those estimates and would impact future results of operations and cash flows.

(i)	Consideration of other comprehensive income items

SFAS No. 130 – “Reporting Comprehensive Income” requires companies to present comprehensive income (consisting primarily of net loss plus other direct equity changes and credits) and its components as part of the basic financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2008 and February 28, 2007

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
(Expressed in U.S. Dollars)
Years Ended February 29, 2008 and February 28, 2007

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

(l)           Foreign currency translation (continued)

In preparing consolidated financial statements, the Company translates the assets and liabilities of its subsidiary into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated into U.S. dollars at the average exchange rate for the applicable period. Any gain or loss from such translations is included in stockholders’ equity as a component of other comprehensive income.

(m)	Asset retirement obligations

During 2004, the Company adopted the requirements regarding asset retirement obligations. The basis of this policy is the recognition of a legal liability for obligations related to the retirement of property, plant and equipment and obligations arising from the acquisition, construction, development, or normal operations of those assets. Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred. A corresponding increase to the carrying amount of the related asset, where one is identifiable, is recorded and amortized over the life of the asset. Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed. The amount of the liability is subject to re-measurement at each reporting period. The estimates are based principally on legal and regulatory requirements. It is possible that the Company’s estimates of its ultimate reclamation and closure liabilities could change as a result of changes in regulations, changes in the extent of environmental remediation required, changes in the means of reclamation, or changes in cost estimates. Changes in estimates are accounted for prospectively commencing in the period the estimate is revised.

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

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29 and February 28, 2008 and 2007

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

(n)           Recent accounting pronouncements (continued)

(ii)
In September 2006, the Securities and Exchange Commission (“SEC”) released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 during the fourth quarter of 2006. The adoption did not have a material impact on the Company’s financial position, cash flows, or results of operations.

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

(i)
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

(ii)
On February 15, 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S.GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of the adoption of SFAS No. 159.

(iii)
In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2008 and February 28, 2007

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at February 29, 2008, the Company had a working capital deficiency of $1,810,905 (2007 - $44,980 working capital) and a cumulative loss during the exploration period of $33,828,011 (2007 - $25,731,407). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations, from its investment in a Mexican mining venture (note 5). In addition, the Company has conducted private placements of convertible debt and common stock (note 9), which have generated a portion of the initial cash requirements of its planned Mexican mining ventures (note 5).

4.	EQUIPMENT

	February 29, 2008			February 28,
				2007
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value

Software	$ 23,943	$ 16,204	$ 7,739	$ 15,521
Machinery	336,958	31,737	305,221	213,219
Vehicles	154,509	45,336	109,173	87,747
Computers	32,457	10,659	21,798	19,202
Office equipment	19,512	2,502	17,010	15,646
	$ 567,379	$ 106,438	$ 460,941	$ 351,335

5.	MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the year ended February 29, 2008:

	Cieneguita Operations	Sahuayacan	Guazapares	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$-	$360,575	$377,571	$255,218	$-	$-	$993,364
Geological, geochemical, geophysics	27,679	59,122	100,318	36,799	95,306	776	320,000
Land use permits	-	112,267	114,356	143,503	52,677	-	422,803
Automotive	19,691	65	1,155	1,469	-	-	22,380
Travel	11,110	16,240	34,878	19,859	7,214	-	89,301
Consulting	143,835	38,371	137,016	79,653	20,748	-	419,623
Equipment	97,306	-	22,620	10,039	2,603	-	132,568
General	102,238	3,054	109,715	59,149	6,485	-	280,641
	$401,859	$589,694	$897,629	$605,689	$185,033	$776	$2,680,680

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2008 and February 28, 2007

5.      MINERAL PROPERTIES (Continued)

The Company incurred exploration expenses as follows in the year ended February 28, 2007:

	Cieneguita Operations	Sahuayacan	Guazapares	Cieneguita	Encino Gordo	Total

Geological, geochemical, geophysics	$84,249	$8,345	$8,846	$9,637	$4,708	$115,785
Land use permits	-	74,974	33,731	127,925	49,683	286,313
Automotive	35,324	11,283	4,022	-	-	50,629
Travel	2,296	13,303	19,110	16,329	1,669	52,707
Consulting	79,527	44,664	74,950	84,029	4,429	287,599
Equipment	46,697	76,589	6,567	126	860	130,839
General	59,007	41,798	3,985	60,268	568	165,626
	$307,100	$270,956	$151,211	$298,314	$61,917	$1,089,498

Since May 2004, the Company has held interests in gold exploration properties in Mexico.

In August 2005, the Company formed its wholly owned subsidiary, Sunburst de Mexico, which allowed the Company to take title to the properties into the name of Sunburst de Mexico. On August 25, 2005 the Company entered into property agreements with MRT, which provided Sunburst de Mexico options to purchase the mineral concessions of the Cieneguita and Guazapares properties and the right of refusal on three Encino Gordo properties. The Company also entered into an exploration and sale agreement, in October 2006, with Minera Emilio for mineral concessions of the Sahauyacan Property.

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

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2008 and February 28, 2007

5.      MINERAL PROPERTIES (Continued)

The material provisions of the Company’s property agreements are as follows:

Cieneguita

MRT assigned to Sunburst de Mexico, with the permission of the Cieneguita owner, Corporativo Minero, S.A. de C.V. (“Corporativo Minero”), all of MRT’s rights and obligations acquired under a previous agreement, the Cieneguita option agreement, including the exclusive option to acquire the Cieneguita Property for a price of $2,000,000. As the Cieneguita Property was not in production by May 6, 2006, Sunburst de Mexico was required to pay $120,000 to Corporativo Minero to extend the contract. Corporativo Minero agreed to reduce the obligation to $60,000, of which $10,000 was paid in April 2006 and the balance paid on May 6, 2006. The Company made this payment to Corporativo Minero and the contract was extended.

The Company has the obligation to pay a further $120,000 per year for the next 13 years and the balance of the payments in the 14th year, until the total amount of $2,000,000 is paid. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid, and the balance of $60,000 was paid on December 20, 2007.

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

Guazapares

MRT assigned to Sunburst de Mexico, with the consent of the Guazapares Property owner Compañía Minera, S.A. de C.V. (“Compañía Minera”), MRT’s rights and obligations concerning the Guazapares Property, including the exclusive option, for a term of four years, to purchase seven of the Guazapares Property concessions upon payment of $910,000. The total payments for the Company to acquire and retain 100% ownership of all eight concessions are as follows: November 30, 2005 - $100,000 (this payment date was extended – see below), October 31, 2006 - $60,000 (this payment date was extended to February 28, 2007, then to May 31, 2007 and then to August 31, 2007- see below), August 2, 2007 - $140,000 (see below), August 2, 2008 - $110,000 and August 2, 2009 - $500,000.

On September 19, 2007, Sunburst de Mexico, Mexoro and MRT entered into an agreement to defer any and all property payments regarding Guazapares, currently owing to MRT and which would otherwise become due by December 31, 2007, until such time as Sunburst de Mexico and Mexoro have sufficient funds to make the payments, in the opinion of the disinterested directors of Mexoro.

Mexoro agreed to issue 250,000 shares to MRT and/or assignees, in consideration for the deferral of any and all Guazapares property payments currently outstanding and those arising on or before December 31, 2007

In return, Sunburst de Mexico granted MRT a 2.5% NSR and the right to extract from the Guazapares concessions up to 5,000 tons per month of rock material; this right will terminate on exercise of the option to purchase the concessions. Otherwise, MRT retained no interest in the Guazapares Property.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2008 and February 28, 2007

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

To maintain the option, Sunburst de Mexico assumed the obligation to pay to the San Francisco owner cumulative annual payments. The payments are: $20,000 on June 25, 2006 (paid); $30,000 on June 25, 2007 (paid); and $40,000 on June 25, 2008.

If the option is exercised prior to the expiration of the Option Period by payment of the purchase price of $250,000; the obligation to pay the annual payments will be terminated. MRT and the San Francisco owner reserved a combined 2.5% NSR. MRT reserved no other rights on the San Francisco concessions.

San Antonio (Guazapares)

MRT assigned to Sunburst de Mexico, with the consent of the San Antonio concessions owner (Rafael Fernando Astorga Hernández), MRT’s rights and obligations acquired under the San Antonio option agreement, including the option to purchase the San Antonio concessions for a price of $500,000, commencing on January 15, 2004, the signing date of the San Antonio option agreement, and due on January 15, 2010.

To maintain the option, Sunburst de Mexico assumed the obligation to pay to the San Antonio owner cumulative annual payments. The remaining payments are: $50,000 on January 15, 2008 (this payment was deferred to January 31, 2008 and paid) and $50,000 on January 15, 2009.

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

The following are additional material terms of the New Agreement:

(o)	The share option agreement with MRT was cancelled;

(p)
The Company granted MRT the option to buy all of the outstanding shares of Sunburst de Mexico for $100 if the Company failed to transfer $1,500,000 to Sunburst de Mexico by April 30, 2006. On April 6, 2006, MRT agreed to waive its option to purchase the shares of Sunburst de Mexico and also waived the Company’s obligation to transfer $1,500,000 to Sunburst de Mexico;

(q)
The property agreements were modified to change the net smelter rate to a maximum of 2.5% for all properties covered by the agreements. The property agreements contained net smelter rates ranging from 0.5% to 7%;

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2008 and February 28, 2007

5.      MINERAL PROPERTIES (Continued)

(r)
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

(s)
The Company agreed to issue 1,000,000 additional shares of the Company’s common stock to MRT if and when the Cieneguita Property is put into production and reaches 85% of production capacity over a 90-day period, as defined in the New Agreement; and,

(t)	The operator’s agreement with MRT was cancelled.

Sunburst de Mexico purchased two of the Encino Gordo concessions from MRT for a price of 1,000 pesos (approximately US$100), and MRT assigned to Sunburst de Mexico a first right of refusal to acquire three additional Encino Gordo concessions. The total payments to acquire 100% of these three additional concessions are as follows: $10,000 on June 30, 2006 (paid); $25,000 on December 31, 2006 (paid), $50,000 on December 31, 2007 ($20,000 of this payment was made on January 3, 2008 and the balance was paid on February 29, 2008), $75,000 on December 31, 2008, $125,000 on December 31, 2009 and $200,000 on December 31, 2010.

Sahauyacan

On June 21, 2006, Sunburst de Mexico entered into an exploration and sale option agreement of mining concessions with Minera Emilio, SA de CV for mineral concessions of the Sahauyacan Property. Minera Emilio granted the Company the exclusive right to conduct exploration on the Sahauyacan Property and the Company must pay $282,000 in the following manner: $20,000 on date of signing agreement (paid); $10,000 due December 1, 2006 (paid); $2,500 per month effective from August 21, 2006 to July 21, 2007, for a total of $30,000 (paid); $3,500 per month effective from August 21, 2007 to July 21, 2008 for a total of $42,000 (the monthly payments have all been paid up to date); $5,000 per month effective August 21, 2008 to July 21, 2011, for a total of $180,000, when the balance of the total $282,000 is paid (36 months).

On May 15, 2006, Sunburst de Mexico entered into an exploration contract with Jose Maria Rascon and Sabino Amador Rascon Polanco and on November 20, 2007 entered into an exploration contract with Rene Muro Lugo (all three representatives constitute the “Concessionaires”) for the Segundo Santo Nino concession on the Sahauyacan Property. Each concession representative owns 33.3% of the total Segundo Santo Nino title. The Company must pay the Concessionaires a total of $255,000 for this concession. The total payments to acquire 100% of this concession are as follows: all payments up to November 15, 2007 totaling $50,000 have been paid, May 15, 2008 - $15,000, November 15, 2008 - $20,000, May 15, 2009 - $20,000, November 15, 2009 - $30,000 and May 15, 2010 - $120,000.

On January 25, 2008, Sunburst de Mexico entered into an exploration and option agreement with Maria Luisa Wong Madrigal for mineral concessions under the “La Maravilla” project on the Sahauyacan Property. The Company must pay Maria Luisa Wong Madrigal $600,000 in the following manner: (i) $33,000 – January 25, 2008 (paid); (ii) $33,000 – July 25, 2008; (iii) $34,000 – January 25, 2009; (iv) $500,000 – at the option to purchase the concession or 36 months – January 25, 2010.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2008 and February 28, 2007

6.	PROMISSORY NOTES

As at February 29, 2008, the Company had $1,480,702 (February 28, 2007 - $109,337) of promissory notes outstanding, comprising of the following:

During the twelve months ended February 29, 2008, the Company converted accounts payable of $465,994 (CHF 565,000) into promissory notes. The notes consist of one warrant for each CHF 5.00 of notes issued, exercisable at $1.00 each (note 11). The interest rate on the notes is 7.5% p.a. payable semi-annually. The principal and interest on the notes become due and payable on April 30, 2008.

As at February 29, 2008, $1,014,708 of promissory notes are due to related parties and close associates that bear no interest and have no terms of repayment (see note 13).

7.	LOANS PAYABLE

As at February 29, 2008 there were loans payable in the amount of $98,737, of which $71,256 is current and $27,481 is long-term. The loans are repayable in monthly installments of $10,196 including interest ranging from 9.89% to 15.6% per annum and are partially secured by specified automotive equipment.

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

In the first two quarters of the year ended February 29, 2008, the Company issued 1,000,000 shares of common stock on the exercise of 1,000,000 warrants where each warrant was exercisable into shares of common stock at the price of $0.50 per share. The warrants were to expire on June 30, 2007.

In the second and third quarter of the year ended February 29, 2008, the Company issued 1,000,000 shares of common stock on the exercise of 1,000,000 warrants where each warrant was exercisable into shares of common stock at the price of $0.75 per share. The warrants were to expire on December 31, 2007.

On November 7, 2007, the Company issued 670,000 shares of common stock on the exercise of 670,000 warrants where each warrant was exercisable into shares of common stock at the price of $1.00 per share. The warrants were to expire on December 31, 2007.

In the year ended February 29, 2008, the Company issued 1,174,400 shares of common stock on the exercise of 1,174,400 warrants where each warrant was exercisable into shares of common stock at the price of $1.00 per share. The warrants were to expire on April 30, 2008.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2008 and February 28, 2007

9.      COMMON STOCK (Continued)

On September 20, 2007, the Company issued 250,000 shares of common stock pursuant to an agreement in consideration of deferral of any and all Guazapares property payments currently outstanding and those arising on or before December 31, 2007. The shares were valued at $1.16 per share, based on the closing quoted market price on September 18, 2007.

On September 20, 2007, the Company issued 250,000 shares of common stock pursuant to Encino Gordo contract. The shares were valued at $1.16 per share, based on the closing quoted market price on September 18, 2007.

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
Years Ended February 29, 2008 and February 28, 2007

10.	STOCK COMPENSATION PROGRAM

On February 26, 2007 the board of directors approved the granting of stock options according to the 2007 Nonqualified Stock Option Plan (the “2007 Option Plan”). The 2007 Option Plan has the purpose (a) to ensure the retention of the services of existing executive personnel, key employees, and directors of the Company or its affiliates; (b) to attract and retain competent new executive personnel, key employees, consultants and directors; (c) to provide incentive to all such personnel, employees, consultants and directors to devote their utmost effort and skill to the advancement and betterment of the Company, by permitting them to participate in the ownership of the Company and thereby in the success and increased value of the Company; and (d) allowing vendors, service providers, consultants, business associates, strategic partners, and others, with or that the board of directors anticipates will have an important business relationship with the Company or its affiliates, the opportunity to participate in the ownership of the Company and thereby to have an interest in the success and increased value of the Company.

The 2007 Option Plan constitutes a single “omnibus” plan, but is composed of two parts. The first part is the nonqualified stock option plan (“NQSO Plan”) which provides grants of nonqualified stock options (“NQSOs”). The second part is the restricted shares plan (“Restricted Shares Plan”) which provides grants of restricted shares of Company common stock (“Restricted Shares”). The maximum number of shares of common stock that may be purchased under the plan is 6,000,000.

Pursuant to a consulting agreement between the Company and GM Capital Partners Inc. (“GM Capital”), signed January 31, 2006, the Company granted 5,000,000 warrants (see note 11). The agreement provided for the provisions of financial public relations services from December 1, 2005 to November 30, 2007. The fair value of the 5,000,000 warrants totaled $3,898,000 and was determined using the Black-Scholes option pricing model using weighted averages: 2.38 year expected life of the warrants, a volatility factor of 152%, a risk-free rate of 5% and an assumed dividend rate of 0% The weighted average fair value of the warrant was $0.78 per warrant, while the weighted average stock price on the dates granted was $1.00. The fair value was amortized over the 24-month term of the contract and the Company recorded $487,250 as stock-based compensation expense and an offsetting credit to additional paid-in capital every quarter until November 30, 2007.

In the year ended February 29, 2008, the Company awarded 1,915,000 options to purchase common shares (2007 – 800,000) and recorded stock-based compensation expense of $939,741 (2007 - $496,000). The weighted average fair value of each option granted for the year ended February 29, 2008 was $0.71. The following weighted average assumptions were used for the Black-Scholes option-pricing model used to value stock options granted in 2008 and 2007:

	2008	2007
Expected volatility	66.82% - 73.37%	152%
Weighted-average volatility	71.32%	152%
Expected dividend rate	-	-
Expected life of options in years	3 - 10	10
Risk-free rate	4.04% - 4.91%	5.00%

There were no capitalized stock-based compensation costs at February 29, 2008 or February 28, 2007.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2008 and February 28, 2007

10.           STOCK COMPENSATION PROGRAM (Continued)

The summary of option activity under the stock option plan as of February 29, 2008, and changes during the period then ended is presented below:

	Weighted-	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options			Term

Balance at February 28, 2007	$0.54	930,000
Options granted	1.10	1,915,000
Options exercised	-	-
Options cancelled/forfeited	$1.24	(370,000)

Balance at February 29, 2008	$0.87	2,475,000	7.93	$222,500

Exercisable at February 29, 2008	$0.72	1,410,000	7.70	$222,500

The weighted-average grant-date fair value of options granted during the twelve months ended February 29, 2008 and February 28, 2007 was $0.71 and $nil, respectively.

A summary of the status of the Company’s nonvested options as of February 29, 2008, and changes during the twelve month period ended February 29, 2008, is presented below:

		Weighted-average
		grant-date
Non-vested options	Shares	fair value

Nonvested at February 28, 2007	200,000	$ 1.24
Granted	1,915,000	0.88
Vested	(700,000)	1.25
Cancelled/forfeited	(350,000)	0.91
Nonvested at February 29, 2008	1,065,000	$ 0.76

As of February 29, 2008, there was an estimated $728,142 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the NQSO Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.64 years.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2008 and February 28, 2007

11.	WARRANTS

As at February 29, 2008, the Company had a total of 4,486,100 (2007 – 8,217,500) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 4,486,100 shares of common stock in the event that these warrants are exercised.

During the year ended February 29, 2008, the Company issued 113,000 warrants under a ‘Promissory Note and Warrant Purchase Agreement’, where one warrant is issued for each CHF5.00 of promissory notes issued (note 6). The warrants can be exercised at any time beginning on April 1, 2008 and prior to January 31, 2010. The fair value of the 113,000 warrants totaled $64,000 and was determined using the Black-Scholes option pricing model using weighted averages: 1.83 years expected life of the warrants, a volatility factor of 68%, a risk-free rate of 3.66% and an assumed dividend rate of 0%. The weighted average fair value of the warrant was $0.57 per warrant, while the weighted average stock price on the date granted was $1.26. Stock-based compensation for these warrants of $64,000 is being amortized over the six month term of the promissory notes starting on October 17, 2007.

At February 28, 2007, the warrants included 1,000,000 Series A Warrants exercisable at $0.50 per share, 1,000,000 Series B Warrants exercisable at $0.75 per share, 1,000,000 Series C Warrants exercisable at $1.00 per share, 1,000,000 Series D Warrants exercisable at $1.25 per share, and 1,000,000 Series E Warrants exercisable at $1.50 per share; of which all were exercisable at the option of the holder, had no redemption features, and are settled on a physical basis. The Series A Warrants were fully vested upon issuance. At February 29, 2008, there were 330,000 Series C Warrants, 1,000,000 Series D Warrants and 1,000,000 Series E Warrants outstanding. The Company received stock subscriptions of $330,000, which were settled with accounts payable for the 330,000 Series C Warrants on December 31, 2007. On November 6, 2007, British Columbia Securities Exchange Commission (‘BCSC’) issued a cease trade order (‘CTO’) to the Company for not filing certain regulatory reports. The Company will issue shares for the Series C Warrants once the CTO has been lifted. The remaining series of warrants will become exercisable only at the time that the immediately preceding series has been fully exercised.

Unless terminated earlier as a result of failure to vest, the Series D and Series E Warrants will each expire on December 31, 2008. The fair value of the 5,000,000 warrants totaled $3,898,000 and was determined using the Black-Scholes option pricing model using weighted averages: 2.38 year expected life of the warrants, a volatility factor of 152%, a risk-free rate of 5% and an assumed dividend rate of 0% The weighted average fair value of the warrant was $0.78 per warrant, while the weighted average stock price on the dates granted was $1.00. The fair value was amortized over the 24-month term of the contract and the Company recorded $487,250 as stock-based compensation expense and an offsetting credit to additional paid-in capital every quarter until November 30, 2007.

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

The Company has also issued 375,000 warrants exercisable at $1.00 each pursuant to the issuance of a private placement unit offering. These warrants expire on April 30, 2008, are redeemable by the Company, at $0.01 per share, in the event the Company’s common stock closes with a bid price, on average, over $3.00 per share for a consecutive 20 day period and are settled on a physical basis.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2008 and February 28, 2007

11.           WARRANTS (Continued)

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price
Balance, February 28, 2005	-	-

Issued	5,652,000	$1.00

Balance, February 28, 2006	5,652,000	1.00

Issued	2,640,500	1.00
Cancelled	(25,000)	1.00
Exercised	(50,000)	1.00

Balance, February 28, 2007	8,217,500	$1.00

Issued	113,000	1.00
Cancelled	-	-
Exercised	(3,844,400)	0.80
		-
Balance, February 29, 2008	4,486,100	$1.17

As at February 29, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
330,000	$ 1.00	December 31, 2007
2,043,100	$ 1.00	April 30, 2008
1,000,000	$ 1.25	December 31, 2008
1,000,000	$ 1.50	December 31, 2008
113,000	$ 1.00	December 31, 2010
4,486,100

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2008 and February 28, 2007

12.	RELATED PARTY TRANSACTIONS

The Company paid management fees of $258,701 (2007 - $191,500) to certain officers and directors and to companies controlled by directors. The Company paid $90,066 (2007 - $44,418) to certain officers and directors and to companies controlled by directors for travel, office and other related expenses.

The Company paid consulting fees of $55,890 (2007 - $nil) to a company owned by a former officer and director.

As at February 29, 2008, accounts payable included $48,000 (2007 - $8,711) owing to an officer and director of the Company and $71,426 (2007 - $11,514) owing to a company controlled by a director. In addition, promissory notes of $1,014,708 (2007 - $109,337) were owed to directors and companies controlled by directors (note 6).

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

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are as follows:

	2008	2007
Deferred income tax assets
Equipment	$33,500	$-
Net operating loss and credit carry forwards	4,271,900	2,587,400

Gross deferred tax assets	4,305,400	2,587,400
Valuation allowance	(4,305,400)	(2,587,400)
	$-	$-

As at February 29, 2008, the Company's net operating loss carry-forwards for income tax purposes were approximately $11,586,174 (2007 - $6,567,000). If not utilized, they will start to expire in 2020.

14.	COMMITMENTS

During the year ended February 28, 2007 the Company entered into an agreement for the lease of new office premises for a two-year period, commencing on September 15, 2006 and ending on September 14, 2008. The Company is committed to spend approximately $22,800 under this arrangement.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2008 and February 28, 2007

15.	SUBSEQUENT EVENTS

(a)	Stock Options

Subsequent to February 29, 2008, the Company granted 400,000 stock options to employees and consultants at a price of $0.52 per share. These stock options vest over 30 months with 1/6 vested at the date of grant and 1/6 every six months thereafter.

The Company also granted 700,000 stock options to officers and directors at a price of $0.52 per share. These stock options vest over 30 months with 1/6 vested at the date of grant and 1/6 every six months thereafter.

(b)	Share Stock Awards

The Company has agreed to grant share stock awards to officers and directors for each newly discovered reserves of 1,000,000 oz AU (or Au-Ag equivalent) to a maximum of 400,000 shares.

(c)	Change in Directors

On April 7, 2008, Mr. Robert Knight resigned as a director of the Company. Mr. Steven Sanders was appointed as a director to fill the vacancy created by Mr. Robert Knight’s resignation from the Board of Directors.

                         (d)  Change in Principal Officer

On April 14, 2008, Mr. Robert Knight resigned from his position as president and chief financial officer of the Company. The Company’s directors appointed Mr.
Mario Ayub as president of the Company to fill the vacancy created by Mr. Robert Knight’s resignation.

        (e) Stock subscriptions

          On April 25, 2008, 330,000 shares of common stock were issued to settle the stock subscription.

 Subsequent to February 29, 2008, the Company converted $535,500 of debt into subscription proceeds. The subscribers to the subscription proceeds have agreed to  purchase one unit for each $1.00 of debt. Each unit consists of two shares of Company’s common stock and one warrant each exercisable at $0.75, which expire in four years.

                       (f) Strategic Alliance Agreement

On May 5, 2008, the Company signed a letter of intent (‘LOI’) to enter into a strategic alliance with Paramount Gold and Silver Corp. (‘Paramount’). The agreement calls for Paramount to invest a minimum of $4 million and maximum of $6 million into the Company, fixed at a price of $0.50 per unit by June 23, 2008. Each unit will consist of 1 common share of Mexoro and one half warrant to purchase additional common shares at a price of $0.75 per share exercisable immediately for a period of four years from closing. Should Paramount subscribe for the maximum, it would receive 12 million shares and 6 million warrants in the offering. The closing price of Mexoro shares quoted on the OTCBB on May 2, 2008 was $0.59 per share. The letter of intent contemplates that Paramount will provide an immediate cash infusion into Mexoro in the amount of $500,000 in the form of a secured convertible debenture bearing interest at a rate of 8% per annum for a term of one year. Paramount will have the option to convert the debt into units as part of the overall financing. Paramount will retain the first right of refusal on all future financings of Mexoro for a period of four years.

(d)	Change in Principal Officer

On April 14, 2008, Mr. Robert Knight resigned from his position as president and chief financial officer of the Company. The Company’s directors appointed Mr. Mario Ayub as president of the Company to fill the vacancy created by Mr. Robert Knight’s resignation.

(i)
On May 5, 2008, the Company signed a letter of intent (‘LOI’) to enter into a strategic alliance with Paramount Gold and Silver Corp. (‘Paramount’). The agreement calls for Paramount to invest a minimum of $4 million and maximum of $6 million into the Company, fixed at a price of $0.50 per unit by June 23, 2008. Each unit will consist of 1 common share of Mexoro and one half warrant to purchase additional common shares at a price of $0.75 per share exercisable immediately for a period of four years from closing. Should Paramount subscribe for the maximum, it would receive 12 million shares and 6 million warrants in the offering. The closing price of Mexoro shares quoted on the OTCBB on May 2, 2008 was $0.59 per share. The letter of intent contemplates that Paramount will provide an immediate cash infusion into Mexoro in the amount of $500,000 in the form of a secured convertible debenture bearing interest at a rate of 8% per annum for a term of one year. Paramount will have the option to convert the debt into units as part of the overall financing. Paramount will retain the first right of refusal on all future financings of Mexoro for a period of four years.

(e)	Stock subscriptions

On April 25, 2008, 330,000 shares of common stock were issued to settle the stock subscription.

Subsequent to February 29, 2008, the Company converted $535,500 of debt into subscription proceeds. The subscribers to the subscription proceeds have agreed to purchase one unit for each $1.00 of debt. Each unit consists of two shares of Company’s common stock and one warrant each exercisable at $0.75, which expire in four years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 6, 2007, Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”), 7th Floor, Marine Building, 355 Burrard Street, Vancouver, BC Canada V6C 2G8, resigned as the auditor for Mexoro.

The reports of Smythe Ratcliffe on the Company’s financial statements for the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s two most recent fiscal years and any subsequent interim period up to and including the date of Smythe Ratcliffe’s resignation, there have been no disagreements with Smythe Ratcliffe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Smythe Ratcliffe, would have caused them to make reference thereto in their report on the financial statements for such periods.

On December 7, 2007, the board of directors of the Company appointed the firm of Meyler & Company, LLC (“Meyler & Company”), One Arin Park, 1715 Highway 35, Middletown, NJ 07748, as the independent auditor of the Company for the fiscal year ending February 29, 2008.

During the two most recent fiscal years or subsequent interim period, neither the Company, nor anyone on its behalf, consulted with Meyler & Company regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did the entity of Meyler & Company, provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted the entity of Meyler & Company, on any matter that was the subject of a disagreement or a reportable event.

ITEM 8A.  DISCLOSURE CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its SEC reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its president and acting principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the companies are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

For the fiscal year ending February 28, 2007, our independent registered public accounting firm reported to our board of directors certain conditions involving internal controls which they believe represented material weaknesses in our internal control environment. These matters were with regard to insufficient personnel resources within the accounting function, based on the size and complexity of the organization, to affect timely financial close process and to effectively evaluate and resolve certain routine and non-routine and/or complex accounting transactions. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

Our management and the board of directors agreed with our independent registered public accounting firm on the matter raised in their report and agreed to address the material weakness.

To remediate our internal control weaknesses, management implemented the following measures: the Company has added sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

There were no other changes in internal controls over financial reporting, known to the president or acting principal financial officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Tenure
Mario Ayub	54	COO and director since May 2005 President since April 2008
Francisco Quiroz	45	Director since February 2008
Steven A. Sanders	62	Director since March 2008

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

Mario Ayub

Mr. Ayub has served as a director of the Company since May 25, 2004, chief operating officer since May 2005 and president since April 14, 2008. He has served as the president of MRT, a Mexican company, since 1994. From 1997 to 2001, he was a director on the board of Metalline Mining Company (OTC-BB: MMGG.OB), a US reporting company, and Sheffield Resources, a Canadian reporting company trading on the TSX-V exchange. He is a past president of the Chihuahua Mining Association and of the National Miners Association of Mexico. He graduated in 1976 from the Universidad Iberoamericana in Mexico City with a degree in chemical engineering and he has completed post-graduate studies in metallurgy at Comision de Fomento Minero and South Dakota University. Mr. Ayub will contribute approximately 40 hours per week (approximately 65% of his time) to the business and operations of Mexoro.

Francisco Ramon Quiroz Luna

Mr. Quiroz has served as a director of the Company since February 20, 2008 and as vice president of exploration since March 1, 2007. Prior to joining Mexoro Minerals, Mr. Quiroz worked for BHP Billiton for 17 years. In his last position with BHP he was program leader for BHP-Billiton managing all aspects of exploration business in China and prior to that he was the senior project geologist for BHP-Billiton in Australia. He has worked as an exploration geologist, project geologist, project manager and program leader on a variety of projects and mining properties in Mexico, United States, Canada, Central and South America, Australia, China, Mongolia and Kazakhstan. For over 20 years, Mr. Quiroz has overseen the design, management and execution of numerous mineral exploration programs with expertise in planning, contract negotiations, staff training, construction supervision and data interpretation.

Mr. Quiroz’s expertise includes the structuring and implementation of successful exploration strategies, project reviews, mineral acquisitions and management of local and expatriate exploration teams on a wide variety of cultures. Mr. Quiroz obtained a Masters in Science in the field of Economic Geology from the University of Arizona in Tucson, Arizona, USA and a Bachelors of Science in Geology from the Universidad Autonoma de Chihuahua in Chihuahua, Chihuahua, Mexico. Mr. Quiroz will contribute approximately 60 hours per week (approximately 100% of his time) to the business and operations of Mexoro

Steven A. Sanders

Mr. Sanders was appointed to the Company’s board of directors on April 7, 2008. Mr. Sanders has a strong back ground in securities and corporate law having practiced in these areas for over 25 years. He has served as a director and secretary of Genesis Gold Corporation since 2005. In 2007, he was appointed as a director of Helijet International Inc. and also serves as a director of Op-Tech Environmental Services, Inc., a position he has held since 1991. He is currently a partner in the law firm Sanders, Ortoli, Vaughn-Flam and Rosenstadt LLP. Prior to that he has been of counsel to the New York law firm Rubin, Bailin, Ortoli LLP. From 2001 to 2003 he was counsel to the law firm of Spitzer Feldman PC. Mr. Sanders served as a partner in the law firm of Beckman, Millman Sanders LLP from 1997 to 2000. Mr. Sanders is a director of the Roundabout Theatre (the largest not-for-profit theatre in North America), Town Hall, New York City and the New York Theatre Ballet. Mr. Sanders will contribute approximately 20 hours per week (approximately 30% of his time) to the business and operations of the Company.

Audit Committee

As our company is relatively small and a developmental company, we have neither an audit committee of the Board of Directors nor an “audit committee financial expert”, as such term is defined under the Securities Exchange Act. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding our internal controls and procedures, including those pertaining to financial reporting.  In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in light of our current size.

Code of Ethics

Our Board of Directors adopted a code of business conduct and ethics policy, the “Code of Ethics”. The Code of Ethics allows us to focus our Board of Directors and each Director and officer on areas of ethical risk, provide guidance to Directors to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct and help foster a culture of honesty and accountability.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that during the fiscal year ended December 31, 2007, our directors, officers and 10% holders complied with the filing requirements under Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth executive compensation for fiscal years ended February 29 and 28, 2008, 2007 and 2006. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our "named executive officers".

Summary Compensation Table

Name And Principal Position	Fiscal year Ended February 28 and 29	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($) (7)	Total Compensation

Mario Ayub President COO, Director	2008 2007 2006	72,000 $86,850(1) $27,000(2)	-- -- --	-- -- --	250,000 -- 200,000	228,530 -- 248,000	$300,530 $86,850 $275,000

Francisco Quiroz VP Exploration, Director	2008 2007 2006	$120,000 -- --	-- -- --	-- -- --	150,000 -- --	140,875 -- --	$260,875 -- --

Robert Knight, Former CEO, Former director	2008 2007 2006	$60,000 $60,000 $15,000	-- -- --	-- -- --	250,000 -- 200,000	228,530 -- 248,000	288,530 $60,000 $263,000

Tracy A. Moore, Former CFO, Former director	2008 2007 2006	$48,797(3) $66,458(4) $106,032(5)	-- -- --	-- -- --	-- -- 200,000	182,824 -- 248,000	$235,084 $66,458 $354,032

Terry Fields, Former CEO and President	2008 2007 2006	-- -- $15,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --

Kurt Bordian, Former CFO	2008 2007 2006	$25,500 $37,200(6) $11,449	-- -- --	-- -- --	200,000 -- 100,000	182,824 -- 124,000	$208,324 $37,200 $135,449

Salil Dhaumya Former CFO	2008 2007 2006	$3,833 -- --	-- -- --	-- -- --	175,000 -- --	172,000 -- --	175,833 -- --

(1)
Includes $32,850 paid to MRT for rent and office services. This amount is considered to be indirect compensation to Mr. Ayub because he controls MRT. We paid $950 per month for office rent and $5,000 per month for office services on a month to month basis from March to August 2006. We now maintain an office in a separate location that was leased for two years, commencing on September 15, 2006 with a $900 monthly rent.

(2)	Includes $15,000 paid to MRT for rent and office services. MRT was paid $5,000 per month for office services. This amount is considered to be indirect compensation to Mr. Ayub because he controls MRT.

(3)
Includes administrative fees till November 8, 2007 and consultant’s fee for the remainder of the fiscal year to MCSI. This amount is considered to be indirect compensation to Mr. Moore because he is a shareholder of MCSI.

(4)
Includes $4,248 (C$4,800) paid to MCSI for rent and office services. MCSI was paid C$400 per month for office services. This amount is considered to be indirect compensation to Mr. Moore because he is a shareholder of MCSI.

(5)
Includes $15,000 salary which Mr. Moore received as chief financial officer of Mexoro, as well as compensation he received from consulting work done for Mexoro during the fiscal year ended February 28, 2006. For the months of July and August of 2005, Mr. Moore received 10,000 shares of common stock of Mexoro, which were valued at a price of $1.00 per share, for consulting services. For September, October, November, and December of 2005, Mr. Moore received 20,000 shares, valued at a price of $4.00 per share, for consulting services he rendered. Mr. Moore’s total consulting compensation for July 2005 through December 2005 was valued at $90,000. Mr. Moore was also the Company’s Chief Operating Officer from June 2005 through December 2005.

Includes $1,032 (C$1,200) paid to MCSI for rent and office services. MCSI was paid C$400 per month for office services. This amount is considered to be indirect compensation to Mr. Moore because he is a shareholder of MCSI.

(6)
Mr. Bordian was appointed CFO effective February 1, 2007 and was paid $5,300 per month until his resignation in June 2007. Prior to that, Mr. Bordian was paid fees for accounting and administrative services.

(7)	See the “Options Grants During the Last Fiscal Year” section below for how this value was determined.

The following table demonstrates the outstanding equity awards as at February 29, 2008:

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options/SARs at Financial Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Financial Year-End ($) Exercisable/ Unexercisable	Option Exercise Price ($)	Option Expiration Date

Robert Knight	Nil	Nil	200,000/nil	100,000/nil	0.50	2/27/2016
Mario Ayub	Nil	Nil	200,000/nil	100,000/nil	0.50	2/27/2016

Robert Knight	Nil	Nil	Nil/250,000	Nil/nil	1.15	4/16/2017
Mario Ayub	Nil	Nil	Nil/250,000	Nil/nil	1.15	4/16/2017
Francisco Quiroz	Nil	Nil	Nil/150,000	Nil/nil	1.04	4/16/2017

We have no written employment agreements with our officers and one with one of our directors, Mr. Quiroz. Compensation was determined after discussion about expected time commitments, remuneration paid by comparable organizations and the flexibility provided to the Company by not having extended terms and other terms typical of employment agreements. We have no plans or packages providing for compensation of officers after resignation or retirement.

Options Granted During the Last Fiscal Year

On April 7, 2008, the board of directors approved the granted of stock option according to the 2008 Nonqualified Stock Option Plan (“2008 Option Plan”) whereby the board is authorized to grant to employees and other related persons stock options to purchase an aggregate of up to 6,000,000 shares of the Company's common stock. Subject to the adoption of the 2008 Option Plan, all of the options were granted and vest, pursuant to the terms of the 2008 Option Plan in six equal installments, with the first installment vesting at the date of grant, the second installment vesting October 7, 2008, the third installment vesting April 7, 2009, the fourth installment vesting October 7, 2009, the fifth installment vesting April 7, 2010 and the last installment vesting October 7, 2010. As of February 29, 2008, the Company had not granted any options under the 2008 Option Plan.

Fiscal 2007

On February 26, 2007, the board of directors approved the granting of stock options according to the 2007 Nonqualified Stock Option Plan (the “2007 Option Plan”). The 2007 Option Plan has the purpose (a) to ensure the retention of the services of existing executive personnel, key employees, and directors of the Company or its affiliates; (b) to attract and retain competent new executive personnel, key employees, consultants and directors; (c) to provide incentive to all such personnel, employees, consultants and directors to devote their utmost effort and skill to the advancement and betterment of the Company, by permitting them to participate in the ownership of the Company and thereby in the success and increased value of the Company; and (d) allowing vendors, service providers, consultants, business associates, strategic partners, and others, with or that the board of directors anticipates will have an important business relationship with the Company or its affiliates, the opportunity to participate in the ownership of the Company and thereby to have an interest in the success and increased value of the Company.

The 2007 Option Plan constitutes a single “omnibus” plan, but is composed of two parts. The first part is the nonqualified stock option plan (“NQSO Plan”) which provides grants of nonqualified stock options (“NQSOs”). The second part is the restricted shares plan (“Restricted Shares Plan”) which provides grants of restricted shares of Company common stock (“Restricted Shares”). The maximum number of shares of common stock that may be purchased under the plan is 6,000,000.

In fiscal 2007, options were granted as follows:

•	On March 1, 2007, the Company granted 660,000 NQSOs to employees and consultants under the 2007 Option Plan at a price of $1.04 per common stock for a period of three years.

•	On April 16, 2007, the Company granted 900,000 NQSOs to officers and directors under the 2007 Option Plan at a price of $1.15 per common stock for a period of three years.

•	On August 15, 2007, the Company granted 75,000 NQSOs to an employee under the 2007 Option Plan at a price of $0.75 per common stock for a period of three years.

•	On September 1, 2007, the Company granted 105,000 NQSOs to employees under the 2007 Option Plan at a price of $1.05 per common stock for a period of three years.

•
On October 15, 2007 the Company granted 150,000 NQSOs to a former officer under the 2007 Option Plan at a price of $1.33 per common stock for a period of three years. These shares were subsequently cancelled when the officer resigned in November 2007.

•	On December 21, 2007, the Company granted 25,000 NQSOs to a consultant under the 2007 Option Plan at a price of $0.90 per common stock for a period of three years.

The fair value of the 900,000 options granted to directors and officers was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 152%, a risk-free rate of 5% and no assumed dividend rate. The options were issued as follows:

Name	Title/Position	Number of Options

Robert Knight	Former CEO, Former Director	250,000 (1)

Mario Ayub	President, COO, Director	250,000 (1)

Tracy Moore	Former CFO, Former Director	200,000 (2)

Kurt Bordian	Former CFO	200,000 (3)

(1) These options vest based on the following schedule: (a) 41,667 on April 16, 2006; (b) 41,667 on October 16, 2006; (c) 41,667 on April 16, 2007; (d) 41,667 on October 16, 2007; (e) 33,333 on April 16, 2009 and (f) 33,333 on October 16, 2009.
(2) These options vest based on the following schedule: (a) 33,333 on April 16, 2007; (b) 33,333 on October 16, 2007; (c) 33,333 on April 16, 2008; (d) 33,333 on October 16, 2008; (e) 33,333 on April 16, 2009 and (f) 33,333 on October 16, 2009.
(3) Mr. Bordian’s options terminated 3 months after his consulting contract ended..

Fiscal 2006

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

The fair value of the 800,000 options was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 152%, a risk-free rate of 5% and no assumed dividend rate. The options were issued as follows:

Name	Title/Position	Number of Options

Robert Knight	Former CEO, Former Director	200,000 (1)

Tracy Moore	Former CFO, Former Director	200,000 (1)

Mario Ayub	President & COO, Director	200,000 (1)

(1) These options vest based on the following schedule: (a) 50,000 on February 27, 2006; (b) 50,000 on August 27, 2006; (c) 50,000 on February 27, 2007 and (d) 50,000 on August 27, 2007.

Two consultants were issued 100,000 options each. One such consultant, Kurt Bordian, was CFO of the Company from February 2007 to June 2007.

Aggregate Option Exercises in Last Fiscal Year

None of the named executive officers exercised options during the year ended February 29, 2008.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred while attending board or committee meetings.

Employment Agreements

In the year ended February 29, 2008, the Company entered into the following agreements:

(1)
Employment agreement between the Company and Francisco Quiroz of calle Las Matrinas 6510, colonia Haciendas del Valle C.P. 31217, Chihuahua, Chihuahua, Mexico, dated March 1, 2007. Mr. Quiroz is hired as the Company’s vice president of exploration for an initial term of three years, until February 28, 2010, unless terminated earlier, with an annual salary of $110,000 paid by Sunburst de Mexico. The Company granted Mr. Quiroz 150,000 stock options at a 10% discount to market price on the day of acceptance, vesting over a two and a half year period (25,000 shares semi annually) commencing February 19, 2007 and ending August 19, 2009.

(2)
Employment agreement between the Company and Juan Miranda Aliaga of Av Andres Avelino Caceres #010, Santa Lucia Puno, Peru dated August 15, 2007. Mr. Aliaga is hired as a geological consultant for an initial term of three years, until August 31, 2010, unless terminated earlier, with a monthly salary of $5,500 paid by the Company. The Company granted Mr. Aliaga 75,000 stock options at a price of $0.75, with the options vesting over a two and a half year period (12,500 shares semi annually) commencing February 15, 2008 and ending August 15, 2010.

(3)
Employment agreement between the Company and Ademir Durand of calle Yaracmarca Mz. L3 Lte. 44 Los Olivos, Lima, Peru dated August 22, 2007. Mr. Durand is hired as a geological consultant for an initial term of three years, until August 31, 2010, unless terminated earlier, with a monthly salary of $5,000 paid by the Company. The Company granted Mr. Durand 75,000 stock options at a price of $1.05, with the options vesting over a two and a half year period (12,500 shares semi annually) commencing September 1, 2007 and ending February 1, 2010.

(4)
Employment agreement between the Company and Ivette Hilario Cabello of Avenida Federico R. Recavarren 435, Miraflores, Lima, Peru, dated August 22, 2007. Ms. Cabello is hired as a geological consultant for an initial term of three years, until August 31, 2010, unless terminated earlier, with a monthly salary of $3,500 paid by the Company. The Company granted Ms. Cabello 30,000 stock options at a price of $1.05 with the options vesting over a two and a half year period (5,000 shares semi annually) commencing September 1, 2007 and ending February 1, 2010.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 29, 2008. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 25,380,502 shares outstanding on February 29, 2008, and assuming the exercise of any options, which are presently exercisable or will become exercisable within 60 days after February 29, 2008.

Name and Address	Amount and Nature of Beneficial Owner	Percent of Class

Mario Ayub(1) Pascual Orozco # 2117-A Chihuahua, Chih. 31310 Mexico	2,276,666(2)	8.97%

Francisco Quiroz (1) Calle Las Matrinas 6510 Colonia Haciendas del Valle CP 31217 Chihuahua, Mexico	83.333(3)	0.33%

Steven A. Sanders (1) 431 East 20th Street New York, New York 10010	131,000(4)	0.52%

All officers and directors as a group (3 in number)	2,490,999	9.81%

Alpine Atlantic Asset Management (5) Usteristrasse 19CH-8023 Zurich, Switzerland	1,354,000 (6)	5.33%

Walter Stapher 2 rue Thalberg CH-1211 Geneva 1 Switzerland	1,200,000 (7)	4.73%

(1)	Officer and/or director of our company.

(2)	Includes 1,952,000 shares held by MRT Investments, Inc., which is controlled by Mr. Ayub. Also includes 324,666 vested options owned by Mr. Ayub.

(3)	These are vested options owned by Mr. Quiroz.

(4)	Includes 106,000 shares owned by Mr. Sanders. Also includes 25,000 vested options, which are owned by Mr. Sanders.

(5)	The control person of this entity is Martin Hochschorner.

(6)	Includes 454,000 shares underlying warrants, which have not been exercised.

(7)	Includes 600,000 shares owned by Shamrock Group Holdings Ltd. and 600,000 shares owned by Tiffany Financial Trading Ltd., which are both controlled by Mr. Stapher.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 18, 2007, the Company issued 500,000 common shares to MRT, a company controlled by our President and Director Mario Ayub>  The Company also issued MRT 250,000 shares of common stock were issued pursuant to the Encino Gordo contract. The Company issued 250,000 shares of common stock pursuant to an agreement in consideration of deferral of any and all Guazapares property payments currently outstanding and those arising on or before December 31, 2007. The shares were valued at $1.16 per share, based on the closing quoted market price on September 18, 2007.

We currently rent an office in Mexico for our wholly owned subsidiary Sunburst de Mexico. The office is located at C. General Retana, 706 Col. San Felipe, Chihuahua, Chih., Mexico, C.P. 31203. The lease is for two years that commenced on September 15, 2006, and we pay $900 per month for it. Previously, we leased an office and office services from MRT, a company controlled by Mario Ayub, an officer and director of the Company. We paid $950 per month for office rent and $5,000 per month for office services on a month to month basis.

Previous to February 29, 2008, we had been paying monthly management fees of $5,000 to Robert Knight (Knight Financial Ltd.), our former CEO, $3,710 from February 2007 to November 2007 to Tracy A. Moore, our former CFO, for corporate financial advisory services and $6,000 to Mario Ayub, our President and COO. We also paid $7,950 to Salil Dhaumya for CFO services from October 16 to November 30, 2007.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act" or "Securities Act") may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

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

10.27                      Agreement to Defer Guazapares Property Payments entered into on September 19, 2007 by Sunburst de Mexico S.A. de C.V., Mexoro and MRT (herein incorporated by reference to the Current Report on Form 8-K dated September 19, 2007 and filed on October 9, 2007.)

10.28                      Agreement to Defer Cieneguita Property Payments, entered into on May 4, 2007 by Corporativo Minero S.A. de C.V. and Sunburst de Mexico S.A. de C.V. (herein incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on January 14, 2008).

10.29                      Exploration Agreement and Purchase Option between Mr. Tomasa Lopez Amado of Rascon, Mr. Leopoldo Rascon Lopez, and Mr. Sabino Amador Rascon Polanco and Sunburst de Mexico S.A. de C.V. dated May 15, 2006 concerning a 66% interest in the Segundo Santo Nino concession on the Sahauyacan Property, translated from Spanish.*

10.30                      Exploration Agreement and Purchase Option between Mr. Rene Muro Lugo (acting in capacity as executor and successor or Mr. Jose Muro Delgado) and Sunburst de Mexico S.A. de C.V dated May 15, 2006 concerning a 33% interest in the Segundo Santo Nino concession on the Sahauyacan Property, translated from Spanish.*

10.31                      Secured Convertible Debenture by and between Paramount Gold and Silver Corp. and Mexoro Minerals Ltd. dated May 7, 2008 (herein incorporated by reference from the Company’s current report on Form 8-K dated May 9, 2008 and filed with the Securities and Exchange Commission on May 16, 2008).

10.32                      Common Stock Purchase Warrant by and between Paramount Gold and Silver Corp. and Mexoro Minerals Ltd. dated May 9, 2008 (herein incorporated by reference from the Company’s current report on Form 8-K dated May 9, 2008 and filed with the Securities and Exchange Commission on May 16, 2008).

10.33                      Security Agreement, dated as of May 9, 2008 between Mexoro Minerals Ltd. and Paramount Gold and Silver Corp. (herein incorporated by reference from the Company’s current report on Form 8-K dated May 9, 2008 and filed with the Securities and Exchange Commission on May 16, 2008).

14.1           Code of Ethics (Herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006).

16.1           Responsive letter of Comiskey & Co. (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2004).

16.2           Responsive letter of Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) (incorporated by reference from Current Report on Form 8-K dated December 6, 2007 and filed December 12, 2007)

21.1           Subsidiaries of the Registrant (Herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006).

31.1           Certification of Acting Principal Executive Officer of Mexoro Minerals Ltd. pursuant to Rule 13a-14(a)/15d-14(a).*

31.2           Certification of Acting Principal Financial Officer of Mexoro Minerals Ltd. pursuant to Rule 13a-14(a)/15d-14(a). *

32.1           Certification of Acting Principal Executive Officer of Mexoro Minerals Ltd. pursuant to 18 U.S.C. Section 1350. *

32.2           Certification of Acting Principal Financial Officer of Mexoro Minerals Ltd. pursuant to 18 U.S.C. Section 1350. *

*filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Meyler & Company LLC for the audit of the Company’s annual financial statements were $40,000 for the fiscal year ended February 29, 2008 and $nil for the fiscal year ended February 28, 2007. The aggregate fees billed by Meyler & Company LLC for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $7,500 during the year ended February 29, 2008 and $nil during the year ended February 28, 2007.

The aggregate fees billed by Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) for audit of the Company's annual financial statements were $nil for the fiscal year ended February 29, 2008 and $36,505 for the fiscal year ended February 28, 2007. The aggregate fees billed by  Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $12,852 during the year ended February 29, 2008 and $15,600 during the year ended February 28, 2007.

Audit-Related Fees

Meyer & Company LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending February 29, 2008 or February 28, 2007.

Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending February 29, 2008 or February 28, 2007.

Tax Fees

The aggregate fees billed by Meyler & Company LLC for tax compliance, advice and planning were $nil for the fiscal year ended February 29, 2008 and $nil for the fiscal year ended February 28, 2007.

The aggregate fees billed by Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) for tax compliance, advice and planning were $nil for the fiscal year ended February 29, 2008, $nil for the fiscal year ended February 28, 2007 and $nil for the fiscal year ended February 28, 2006.

All Other Fees

Meyler & Company LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended February 29, 2008 and February 28, 2007.

Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) billed the Company $1,158 for a letter to the SEC for change of auditors and a review of an 8-K during the fiscal year ended February 29, 2008 and $nil for the fiscal year ended February 28, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEXORO MINERALS LTD.

By: /s/ MARIO AYUB
Mario Ayub, President, COO and Director

Date: June 12, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ MARIO AYUB
Mario Ayub, President, Acting Principal Executive Officer,
Acting Principal Financial Officer and Director

Date: June 12, 2008