Form 10QSB
period 2008-05-31
MEXORO MINERALS LTD
filed 2008-07-21
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
Commission file number 000-23561

MEXORO MINERALS LTD.
 (Exact name of small business issuer as specified in its charter)

Colorado	0-23561	84-1431797
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

C. General Retana #706 Col. San Felipe Chihuahua, Chih. Mexico	31203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 661-7830

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐         No ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,911,388 at July 4, 2008.

Transitional Small Business Disclosure Format (Check one):
Yes __ No X

-  -

ITEM 1. FINANCIAL STATEMENTS

MEXORO MINERALS LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)

MAY 31, 2008

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited) (Expressed in U.S. Dollars)

	May 31,	February 29,
	2008	2008
	(Unaudited)	(Audited)
Assets
Current
Cash and cash equivalents	$4,467	$12,947
Accounts receivable	361,487	278,847
Prepaid expenses	81,088	104,936
	447,042	396,730

Equipment (note 4)	453,033	460,941

Total assets	$900,075	$857,671

Liabilities
Current
Accounts payable and accrued liabilities	$1,341,493	$655,677
Current portion of loans payable (note 8)	54,049	71,256
Promissory notes (note 6)	1,593,611	1,480,702
Convertible debentures (note 7)	500,000	-
	3,489,153	2,207,635

Loans payable (note 8)	20,050	27,481

Total liabilities	3,509,203	2,235,116

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil
Common stock
Authorized: 200,000,000 shares without par value
Issued: 26,781,502 (2008 – 25,380,502) (note 10)	23,844,154	22,978,654
Additional paid-in capital	11,730,197	11,155,687
Stock subscriptions	9,885	330,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(36,149,539)	(33,828,011)
Accumulated other comprehensive income (loss)	(40,398)	(10,348)
Total stockholders’ equity (deficiency)	(2,609,128)	(1,377,445)

Total liabilities and stockholders’ equity (deficiency)	$900,075	$857,671

Going concern (note 3)
Commitments (notes 5, 12 and 14)
Subsequent events (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations and Deficit
(Unaudited) (Expressed in U.S. Dollars)

			Period from
			Inception of
			Exploration
	Three Months Ended		(March 1, 2004)
	May 31,	May 31,	To May 31, 2008
	2008	2007

Expenses
General and administrative	$426,410	$935,264	$4,762,105
Stock-based compensation (note 11)	188,510	937,708	5,909,306
Mineral exploration	1,292,823	668,276	5,063,001
Impairment of mineral property costs	-	-	16,145,422

Operating loss	(1,907,743)	(2,541,248)	(31,879,834)
Other income (expenses)
Foreign exchange	18,802	-	20,159
Interest expense	(430,001)	(6,358)	(4,427,722)
Interest income	-	-
Loss on sale of assets	(2,586)	-	(2,586)
Gain on settlement of debt	-	-	140,444

Net loss	(2,321,528)	(2,547,606)	(36,149,539)
Accumulated deficit, beginning	(33,828,011)	(25,731,407)	-

Accumulated deficit, ending	$(36,149,539)	$(28,279,013)	$(36,149,539)

Other comprehensive income
Foreign exchange gain (loss) on translation	(30,050)	15,927	(40,398)

Total comprehensive loss	$(2,351,578)	$(2,531,679)	$(36,189,937)

Total loss per share – basic and diluted	$(0.09)	$(0.12)	-

Weighted average number of shares of
common stock – basic and diluted	25,859,187	21,171,156	-

The accompanying notes are an integral part of these consolidated financial statements

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flow
(Unaudited) (Expressed in U.S. Dollars)

			Period from
	Three Months Ended		Inception of
	May 31,	May 31,	Exploration
	2008	2007	to May 31, 2008
Cash flows from operating activities
Net loss	$(2,321,528)	$(2,547,606)	$(36,149,539)
Write off of note receivable	-	-	57,500
Acquisition of resource properties costs for stock	-	-	13,645,000
Issuance of shares for consulting services	-	-	90,000
Amortization	22,099	14,708	126,338
Discount on convertible debentures	158,000	-	333,000
Non-cash component of gain on settlement of debt	-	-	(182,259)
Stock-based compensation	188,510	937,708	7,432,306
Beneficial conversion feature	228,000	-	3,945,500
Prepaid expense	25,082	(30,778)	(70,153)
Accounts receivable	(70,674)	(69,786)	(332,019)
Customer deposits	-	-	(44,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	767,638	755,327	2,193,994
Cash used in operating activities	(1,002,873)	(940,427)	(8,845,804)
Investing activity
Purchase of property and equipment	2,013	(25,152)	(546,287)
Cash used in investing activity	2,013	(25,152)	(546,287)
Financing activities
Proceeds from loans payable	-	45,915	182,454
Proceeds from notes payable	541,895	537,989	2,185,897
Proceeds from convertible debentures	500,000	-	4,192,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	400,000	3,144,377
Repayment of loans payable	(26,819)	(9,224)	(113,278)
Repayment of notes payable	(33,076)	-	(393,076)
Repayment of convertible debentures	-	-	(530,000)
Stock subscriptions	9,885	-	179,885
Issuance of common stock	-	-	477,109
Cash provided by financing activities	991,885	974,680	9,403,868
Outflow of cash and cash equivalents	(8,975)	9,101	11,777
Effect of foreign currency translation on cash	495	15,928	(29,387)
Cash and cash equivalents, beginning	12,947	13,148	22,077
Cash and cash equivalents, ending	$4,467	$38,177	$4,467
Supplemental cash flow information
Interest paid	$13,053	$-	$208,340
Common stock issued on conversion of debt	103,000	-	3,320,500
Common stock issued on settlement of notes payable	492,500	-	905,300
Common stock issued for mineral property costs	-	-	500,000
Shares issued for services	-	-	90,000
The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

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

On May 5, 2008, the Company signed a letter of intent (‘LOI’) to enter into a strategic alliance with Paramount Gold and Silver Corp. (‘Paramount’). The agreement calls for Paramount to invest a minimum of $4 million and maximum of $6 million into the Company, fixed at a price of $0.50 per unit by June 23, 2008. This has subsequently been extended until July 21, 2008 (see note 15). Each unit will consist of one common share of Mexoro and one half warrant to purchase additional common shares at a price of $0.75 per share exercisable immediately for a period of four years from closing. Should Paramount subscribe for the maximum, it would receive 12 million shares and six million warrants in the offering. The closing price of Mexoro shares quoted on the Over the Counter Bulletin Board (“OTCBB”) on May 2, 2008 was $0.59 per share. The LOI contemplates that Paramount will provide an immediate cash infusion into Mexoro in the amount of $500,000 in the form of a secured convertible debenture bearing interest at a rate of 8% per annum for a term of one year. Paramount will have the option to convert the debt into units as part of the overall financing. Paramount will retain the first right of refusal on all future financings of Mexoro for a period of four years. On May 12, 2008, the Company received the first investment of $500,000 from Paramount.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended February 29, 2008.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2008
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

(ii)
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  It clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including adjustment for risk, not just the company’s mark-to-model value.  SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.  Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

(iii)
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

(iv)
On February 15, 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under US GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard will not have an impact on the Company’s consolidated financial statements.

(v)
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
Three Months Ended May 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a)	Recent accounting pronouncements (continued)

(vi)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its financial position and results of operations.

(vii)
In February 2008, the FASB issued FSP FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS No. 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP will be effective March 1, 2009, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. The adoption of FSP FAS No. 140-3 will not have an impact on our consolidated financial condition or results of operations.

(viii)
In March 2008, the FASB issued SFAS No. 161, “Disclosure About Derivative Instruments and Hedging Activities, an amendment to Financial Accounting Standards Board Financial Accounting Standard No. 133” (SFAS 161).  SFAS 161 requires among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. SFAS 161 is effective for fiscal 2009. The adoption of SFAS 161 will not have an impact on our consolidated financial condition or results of operations.

(ix)
In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources for generally accepted accounting principles (“GAAP”) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s consolidated financial statements.

(x)
In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of FSP No. APB 14-1 on the Company’s consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

3.	GOING-CONCERN

The accompanying financial statements have been prepared on a going-concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at May 31, 2008, the Company had a working capital deficiency of $3,042,111 (February 29, 2008 - $1,810,905 working capital) and a cumulative loss during the exploration period of $36,149,539 (February 29, 2008 - $33,828,011). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations, from its investment in a Mexican mining venture (note 5). In addition, the Company has conducted private placements of convertible debt and common stock (note 9), which have generated a portion of the initial cash requirements of its planned Mexican mining ventures (note 5).

4.	EQUIPMENT

	May 31, 2008			February 29,
				2008
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value

Software	$ 24,225	$ 16,204	$ 8,021	$ 7,739
Machinery	349,251	41,626	307,625	305,221
Vehicles	155,211	55,019	100,192	109,173
Computers	33,641	13,571	20,070	21,798
Office equipment	20,224	3,099	17,125	17,010
	$ 582,552	$ 129,519	$ 453,033	$ 460,941

5.	MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the three months ended May 31, 2008:

	Cieneguita Operations	Sahuayacan	Guazapares	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$-	$-	$86,309	$617,631	$-	$-	$703,940
Geological, geochemical, geophysics	-	-	35,736	124,553	-	30,652	190,941
Land use permits	52	26,850	3,009	115,117	(2,281)	-	142,747
Automotive	255	-	2,416	2,253	-	-	4,924
Travel	682	209	12,928	6,760	209	-	20,788
Consulting	12,771	-	42,311	46,060	-	-	101,142
Equipment	111	-	14,673	12,925	-	-	27,709
General	8,560	2,017	21,473	68,433	149	-	100,632
	$22,431	$29,076	$218,855	$993,732	$(1,923)	$30,652	$1,292,823

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

5.	MINERAL PROPERTIES (CONTINUED)

The Company incurred exploration expenses as follows in the three months ended May 31, 2007:

	Cieneguita Operations	Sahuayacan	Guazapares	Cieneguita	Encino Gordo	Total

Drilling and sampling	$-	$-	$-	$-	$-	$-
Geological, geochemical, geophysics	-	42,592	4,061	-	2,323	48,976
Salaries	24,690	-	-	-	-	24,690
Land use permits		8,789	20,612	346	-	29,747
Automotive	2,205	31	48	-	-	2,284
Travel	2,539	10,884	7,720	6,598	362	28,103
Consulting	57,220	27,546	22,190	31,870	-	138,826
Equipment	31,923	2,674	1,282	16	8	35,903
General	19,883	323,032	8,624	7,578	630	359,747
	$138,460	$415,548	$64,537	$46,408	$3,323	$668,276

Since May 2004, the Company has held interests in gold exploration properties in Mexico.

In August 2005, the Company formed its wholly owned subsidiary, Sunburst de Mexico, which allowed the Company to take title to the properties into the name of Sunburst de Mexico. On August 25, 2005 the Company entered into property agreements with MRT, which provided Sunburst de Mexico options to purchase the mineral concessions of the Cieneguita and Guazapares properties and the right of refusal on three Encino Gordo properties. The Company also entered into an exploration and sale agreement, in October 2006, with Minera Emilio for mineral concessions of the Sahuayacan Property.

In August 2005 the parties also entered into an operator’s agreement, that gave MRT the sole and exclusive right and authority to manage the Cieneguita Property, and a share option agreement which granted MRT the exclusive option to acquire up to 100% of all outstanding shares of Sunburst de Mexico if the Company did not comply with the terms of the property agreements. The operating agreement and share option agreement have been cancelled.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2008
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

The Company has the obligation to pay a further $120,000 per year for the next 13 years and the balance of the payments in the 14th year, until the total amount of $2,000,000 is paid. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid, and the balance of $60,000 was paid on December 20, 2007. We paid $60,000 on May 12, 2008 of the $120,000 due on May 6, 2008, and the balance was deferred to June 2008. We are not in default on our payments.

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
Three Months Ended May 31, 2008
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

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

5.	MINERAL PROPERTIES (CONTINUED)

(c)
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

(d)
The Company agreed to issue 1,000,000 additional shares of the Company’s common stock to MRT if and when the Cieneguita Property is put into production and reaches 85% of production capacity over a 90-day period, as defined in the New Agreement; and,

(e)	The operator’s agreement with MRT was cancelled.

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

Sahuayacan

On June 21, 2006, Sunburst de Mexico entered into an exploration and sale option agreement of mining concessions with Minera Emilio, S.A. de C.V. (“Minera Emilio”) for mineral concessions of the Sahuayacan Property. Minera Emilio granted the Company the exclusive right to conduct exploration on the Sahuayacan Property and the Company must pay $282,000 in the following manner: $20,000 on date of signing agreement (paid); $10,000 due December 1, 2006 (paid); $2,500 per month effective from August 21, 2006 to July 21, 2007, for a total of $30,000 (paid); $3,500 per month effective from August 21, 2007 to July 21, 2008 for a total of $42,000 (the monthly payments have all been paid up to date); and $5,000 per month effective August 21, 2008 to July 21, 2011, for a total of $180,000, until the balance of the total $282,000 is paid (36 months).

Segundo Santo Nino (Sahuayacan)

On May 15, 2006, Sunburst de Mexico entered into an exploration contract with Jose Maria Rascon and Sabino Amador Rascon Polanco and on November 20, 2007 entered into an exploration contract with Rene Muro Lugo (all three representatives constitute the “Concessionaires”) for the Segundo Santo Nino concession on the Sahuayacan Property. Each concession representative owns 33.3% of the total Segundo Santo Nino title. The Company must pay the Concessionaires a total of $255,000 for this concession. The payments to acquire 100% of this concession are as follows: all payments up to February 13, 2008 totalling $65,000 have been paid, July 13, 2008 - $20,000, February 13, 2009 - $20,000, July 13, 2009 - $30,000 and February 13, 2010 - $120,000.

La Maravilla (Sahuayacan)

On January 25, 2008, Sunburst de Mexico entered into an exploration and option agreement with Maria Luisa Wong Madrigal for mineral concessions under the “La Maravilla” project on the Sahuayacan Property. The Company must pay Maria Luisa Wong Madrigal $600,000, to acquire 100% of this concession, as follows: $33,000 – January 25, 2008 (paid); $33,000 – July 25, 2008; $34,000 – January 25, 2009; $500,000 – at the option to purchase the concession or 36 months – January 25, 2010.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

6.	PROMISSORY NOTES

As at May 31, 2008, the Company had $1,593,611 (February 29, 2008 - $1,480,702) of promissory notes outstanding, comprising the following:

(a)
$484,714 (CHF 565,000) of promissory notes accruing interest rate of 7.5% p.a. payable semi-annually. The principal and interest on the notes was due and payable on April 30, 2008. The Company did not make the payment by April 30, 2008 and is in default. Interest rate payable during the default period is 12%.

(b)	$1,108,897 of promissory notes are due to related parties and close associates that bear no interest and have no terms of repayment (see note 13).

During the quarter ended May 31, 2008, the Company converted promissory notes of $492,500 into $1.00 units. The units consist of two common shares and one warrant exercisable at $0.75 each (note 10).

7.	convertible debentures

On May 5, 2008, the Company signed a LOI to enter into a strategic alliance with Paramount. The agreement calls for Paramount to invest a minimum of $4 million and maximum of $6 million into the Company, fixed at a price of $0.50 per unit by June 23, 2008. This has subsequently been extended until July 21, 2008 (see note 15).  The LOI contemplates that Paramount will provide an immediate cash infusion into Mexoro in the amount of $500,000 in the form of a secured convertible debenture bearing interest at a rate of 8% per annum for a term of one year.

On May 9, 2008, the Company issued $500,000 in convertible debentures to Paramount, with a maturity date of one year, accruing interest at 8% per year payable in arrears and convertible at the option of the holder. As of May 31, 2008, a beneficial conversion feature of $228,000 was recorded in interest expense as to the anticipated conversion of these debentures. Also included in interest expense is $158,000 representing the relative fair value of the warrants (immediately exercisable) in relation to the convertible debt. As at May 31, 2008, there were $500,000 convertible debentures outstanding.

Paramount may convert all or a portion of the principal amount of the Debenture into units consisting of one share of our common stock and half a warrant to purchase one share of our common stock. Subject to certain adjustments upon the occurrence of various capital reorganizations and other events, the units are convertible at $0.50 per unit for a total of up to 1,000,000 shares of common stock and up to 500,000 warrants at $0.75 to purchase shares of common stock (the “Warrants”). The Warrants have a term of four years from the date that Paramount converts the Debenture or the portion of the Debenture covering those warrants. A holder of the Warrants may exercise those Warrants at $0.75 (subject to adjustments upon the occurrence of certain events like stock splits).

The fair value of the warrants attached to the convertible debentures as discussed above was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

2008
Expected volatility	71.48%
Weighted-average volatility	71.48%
Expected dividend rate	-
Expected life of warrants in years	5
Risk-free rate	3.41%

8.	LOANS PAYABLE

As at May 31, 2008 there were loans payable in the amount of $74,099, of which $54,049 is current and $20,050 is long-term. The loans are repayable in monthly installments of $9,146 including interest ranging from 9.89% to 15.6% per annum and are partially secured by specified automotive equipment.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

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

In May 2008, the Company converted $535,500 of debt into subscription proceeds and issued 1,071,000 common shares. The subscribers to the subscription proceeds have agreed to purchase one unit for each $1.00 of debt. Each unit consists of two shares of Company’s common stock and one warrant each exercisable at $0.75, which expire in four years.

On April 25, 2008, stock  subscriptions of $330,000 were converted into 330,000 shares of common stock.

In fiscal 2008, the Company issued 1,174,000 shares of common stock on the exercise of 1,174,400 warrants where each warrant was exercisable into shares of common stock at the price of $1.00 per share. The warrants were to expire on April 30, 2008.

In the second and third quarter of fiscal 2008, the Company issued 1,000,000 shares of common stock on the exercise of 1,000,000 warrants where each warrant was exercisable into shares of common stock at the price of $0.75 per share. The warrants were to expire on December 31, 2007.

In the first two quarters of fiscal 2008, the Company issued 1,000,000 shares of common stock on the exercise of 1,000,000 warrants where each warrant was exercisable into shares of common stock at the price of $0.50 per share. The warrants were to expire on June 30, 2007.

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

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

10.	COMMON STOCK (CONTINUED)

On March 4, 2006, the Company agreed to issue 1,651,200 shares of common stock at a price of $0.25 per share to settle $412,800 in promissory notes payable. On April 6, 2006, these shares were issued.

11.	STOCK COMPENSATION PROGRAM

On April 29, 2008, the board of directors approved the granted of stock option according to the 2008 Nonqualified Stock Option Plan (“2008 Option Plan”) whereby the board is authorized to grant to employees and other related persons stock options to purchase an aggregate of up to 6,000,000 shares of the Company's common stock. Subject to the adoption of the 2008 Option Plan, all of the options were granted and vest, pursuant to the terms of the 2008 Option Plan in six equal installments, with the first installment vesting at the date of grant, the second installment vesting October 29, 2008, the third installment vesting April 29, 2009, the fourth installment vesting October 29, 2009, the fifth installment vesting April 29, 2010 and the last installment vesting October 29, 2010.

On April 29, 2008, the Company granted 400,000 stock options to employees at a price of $0.52 per share and 850,000 stock options to management at a price of $0.52 per share.

In the quarter ended May 31, 2008, the Company has agreed to grant share stock awards to officers and directors for each newly discovered reserves of 1,000,000 oz AU (or Au-Ag equivalent) to a maximum of 400,000 shares.

In the three months ended May 31, 2008, the Company awarded 1,250,000 options to purchase common shares (2007 – $nil) and recorded stock-based compensation expense of $176,510 (2007 - $937,708). The weighted average fair value of each option granted for the three months ended May 31, 2008 was $0.30. The following weighted average assumptions were used for the Black-Scholes option-pricing model used to value stock options granted in 2008:

2008
Expected volatility	72.15%
Weighted-average volatility	72.15%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	3.86%

There were no capitalized stock-based compensation costs at May 31, 2008 or May 31, 2007.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

11.	STOCK COMPENSATION PROGRAM (CONTINUED)

The summary of option activity under the stock option plan as of May 31, 2008, and changes during the period then ended is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options			Term

Balance at March 1, 2008	$0.87	2,475,000	7.93	$222,500
Options granted	0.52	1,250,000
Options exercised	-	-
Options cancelled/forfeited	$-	-

Balance at May 31, 2008	$0.75	3,725,000	8.43	$-

Exercisable at May 31, 2008	$0.66	2,904,167	7.85	$-

The weighted-average grant-date fair value of options granted during the three months ended May 31, 2008 and May 31, 2007 was $0.30 and $nil, respectively.

A summary of the status of the Company’s nonvested options as of May 31, 2008, and changes during the quarter ended May 31, 2008, is presented below:

		Weighted-average
		grant-date
Non-vested options	Shares	fair value

Nonvested at February 29, 2008	1,065,000	$0.76
Granted	1,250,000	0.30
Vested	(452,500)	0.39

Nonvested at May 31, 2008	1,862,500	$0.49

As of May 31, 2008, there was an estimated $959,248 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 and 2008 NQSO Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.97 years.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

12.	WARRANTS

As at May 31, 2007, the Company had a total of 2,648,500 (February 29, 2008 – 4,486,100) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 2,648,500 shares of common stock in the event that these warrants are exercised.

During the three months ended May 31, 2008, the Company had $nil from warrants exercised.

The warrants include 1,000,000 Series D Warrants exercisable at $1.25 per share and 1,000,000 Series E Warrants exercisable at $1.50 per share; of which all are exercisable at the option of the holder, have no redemption features, and are settled on a physical basis. All the Warrants were fully vested upon issuance.

At May 31, 2008, there were 1,000,000 Series D Warrants and 1,000,000 Series E Warrants outstanding. The Series E Warrants will become exercisable only at the time when Series D Warrants have been fully exercised.  Unless terminated earlier as a result of failure to vest, the Series D and Series E Warrants will each expire on December 31, 2008.

The Company issued 2,917,500 warrants exercisable at $1.00 each pursuant to the issuance of convertible debentures. These warrants expired on April 30, 2008, were redeemable by the Company, at $0.01 per share, in the event the Company’s common stock closes with a bid price, on average, over $3.00 per share for a consecutive 20 day period and are settled on a physical basis.

The Company issued 375,000 warrants exercisable at $1.00 each pursuant to the issuance of a private placement unit offering (note 9). These warrants expired on April 30, 2008, were redeemable by the Company, at $0.10 per share, in the event the Company’s common stock closes with a bid price, on average, over $3.00 per share for a consecutive 20 day period and are settled on a physical basis.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price
Balance, February 28, 2007	8,217,500	$1.00

Issued	113,000	1.00
Cancelled	-	-
Exercised	(3,844,400)	0.80

Balance, February 29, 2008	4,486,100	$1.17
Issued	535,500	0.75
Cancelled	(2,043,100)	1.00
Exercised	(330,000)	1.00

May 31, 2008	2,648,500	$1.23

As at May 31, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
535,000	$ 0.75	April 30, 2011
1,000,000	$ 1.25	December 31, 2008
1,000,000	$ 1.50	December 31, 2008
113,000	$ 1.00	January 31, 2010
2,648,500

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

13.	RELATED PARTY TRANSACTIONS

For the three months ended May 31, 2008, the Company paid or accrued management fees of $54,077 (May 31, 2007 - $60,030) to certain officers and directors and to companies controlled by directors. The Company also paid or accrued $6,157 (May 31, 2007 - $6,861) to certain officers and directors and to companies controlled by directors for travel, office and other related expenses.

As at May 31, 2008, accounts payable of $66,000 (May 31, 2007 - $24,000) were owing to an officer and director of the Company and $nil (May 31, 2007 - $58,793) was owing to companies controlled by directors. In addition, promissory notes of $640,500 (May 31, 2007 - $350,326) were owed to companies controlled by directors (note 6).

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

15.	SUBSEQUENT EVENTS

a)	Secured Convertible Debenture Issued

On June 18, 2008, the Company issued a secured convertible debenture (the “Debenture”) with a one-year term. The Debenture is in a principal amount of $370,000 and carries a per annum interest rate of 8%.

b)	Extension of Term

On June 18, 2008, the Company and Paramount agreed to extend the date from June 23, 2008 to July 21, 2008, to invest a minimum of $4 million and maximum of $6 million into the Company.

c)	Consulting Agreement

On June 25, 2008, the Company entered into a consulting agreement with Sam Osman to conduct public relations for the Company. Mr. Osman was granted 200,000 options to purchase 200,000 common shares of the Company at a price of $0.52 per share, expiring June 30, 2010.

d)	Investor Relations Agreement

On July 1, 2008, the Company entered into an investor relations agreement with Vastani Company (“Vastani”), whereby Vastani will act as an investor relationship advisor to the Company. The Company has agreed to pay a monthly retainer of €20,000 and 1,000,000 warrants to purchase shares of the Company’s common stock. This includes 250,000 warrants at a price of $0.65 per share vesting on signing, 250,000 warrants at an execution price of $1.30 per share vesting after 90 days, 250,000 warrants at a price of $2.00 per share vesting after 120 days and 250,000 warrants at a price of $2,75 per share vesting after 180 days. The warrants expire on June 30, 2012.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2, "Management's Discussion and Analysis or Plan of Operations" and elsewhere in this Form 10-Q. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

Overview

Mexoro Minerals Ltd. (“Mexoro” or the “Company”) is a start-up exploration stage company and has not yet generated or realized any revenues from exploration projects, which commenced on May 1, 2004. As of May 31, 2008, we had $4,500 in our bank account.

On May 5, 2008, we signed a letter of intent (‘LOI’) to enter into a strategic alliance with Paramount Gold and Silver Corp. (“Paramount”) to combine mining and exploration expertise, along with efficient use of personnel, drill rigs and current mining concessions to improve efficiencies and potentially reduce costs for both companies. We believe that the alignment of interest between the two companies creates synergy, especially as the two companies’ Guazapares projects are contiguous and create a large land position located in the state of Chihuahua, Mexico.

The LOI called for Paramount to invest a minimum of $4 million and maximum of $6 million into the Company, at a fixed price of $0.50 per unit by June 23, 2008. This has subsequently been extended until July 21, 2008. The LOI contemplates that Paramount will provide an immediate cash infusion into the Company in the amount of $500,000 in the form of a secured convertible debenture that bears interest at 8% for one year with interest paid in arrears on a monthly basis and is secured by all of the assets of our Company. On May 9, 2008, we issued a secured convertible debenture (the “Debenture”) with a one-year term.

In connection with the issuance of the Debenture, we entered into a “Security Agreement” with Paramount that secures our assets until there has been full compliance with the terms of the Debenture. Paramount will have the option to convert the debt into units as part of the overall financing. Paramount will retain the first right of refusal on all future financings of Mexoro for a period of four years. On May 12, 2008, we received the first investment of $500,000 from Paramount.

Paramount may convert all or a portion of the principal amount of the Debenture into units consisting of one share of our common stock and half a warrant to purchase one share of our common stock. Subject to certain adjustments upon the occurrence of various capital reorganizations and other events, the units are convertible at $0.50 per unit for a total of up to 1,000,000 shares of common stock and up to 500,000 warrants at $0.75 to purchase shares of common stock (the “Warrants”). The Warrants have a term of four years from the date that Paramount converts the Debenture or the portion of the Debenture covering those warrants. A holder of the Warrants may exercise those Warrants at $0.75 (subject to adjustments upon the occurrence of certain events like stock splits).

At the closing of the transaction, Chris Crupi will be appointed president of the Company and Mario Ayub will remain as chairman of the board. Paramount will have the right to appoint two members to Mexoro’s board of directors and Mr. Ayub will have the option to be appointed to Paramount’s board of directors.

The two companies will form a joint exploration and development management committee with the responsibility of reviewing and planning the exploration programs of both companies. Charles Reed and Barry Quiroz will remain Vice President of Exploration for Paramount and Mexoro, respectively.

On June 23, 2008, we signed an addendum to the strategic alliance granting Paramount an extension for the closing of the transaction until July 21, 2008. As such, Paramount invested an additional $370,000 into the Company under the same terms as the original secured convertible debenture. This debenture is convertible into up to 740,000 shares of our common stock and up to 370,000 warrants which are exercisable into shares of our common stock at $0.75 per share. Paramount has committed to us that they will continue to fund our operating expenses until the closing of the transaction. No assurance, though, may be given that Paramount will close the transaction or forward any additional funds to us. If no additional capital is raised prior to the end of July 2008, we will most likely have to cease operations. Furthermore, if our exploration is successful, we will need to raise additional funds to meet our needs for additional exploration and/or production.

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. While we believe that we have raised sufficient funds in our recent private placement offering to allow us to continue in business until July 2008, we may not be able to continue in business beyond that date unless we obtain additional capital. We have not generated any revenues, and no revenues are anticipated unless and until mineralized material is discovered on the properties in which we have an interest.

For the 12 month period from June 2008 to May 2009, we may need to raise additional capital to maintain operations. We will need a minimum of $550,000 for taxes and property payments and an additional $1,400,000 for general and administrative costs. This does not include any capital to execute our exploration programs as detailed below. The following table shows our contractual property payments that are due until April 2009:

Name	Date	Payment Type	USD

Sahuayacan Property (La Maravilla)	July 2008	Property payment	$33,000

Guazapares Property[1]	August 2008	Property payment	$110,000

Sahuayacan Property	August 2008 to July 2011	Property payments	$180,000

Sahuayacan Property (La Maravilla)	November 2008	Property payment	$20,000

Encino Gordo Property	December 2008	Property payment	$75,000

San Antonio	January 2009	Property payment	$50,000

1 All Guazapares payments due by December 31, 2007 have been deferred, until in the opinion of the directors of Mexoro, Sunburst de Mexico and Mexoro have sufficient funds to make the payments. This includes deferred payments of $60,000 in August 2006 and $140,000 in August 2007.

Additionally, if our exploration during that time period is successful, we may need to raise additional capital to fund those exploration programs. At this time, we cannot assess with any accuracy our total capital needs to fund an expanded exploration program beyond our basic program. As part of our agreement with Paramount we are expecting a capital infusion between $4 and $6 million prior to July 21, 2008. No assurance can be given, though, that these funds will be received by us.  We do not have any additional sources of additional capital to fund our operations beyond July 2008 if the funds from Paramount are not received. We also believe that we will not generate any revenues that would allow us to continue operations. If we are unable to raise additional capital through debt or equity beyond July 2008, it is most likely that we would need to cease operations and forfeit our properties as we would be unable to make the necessary property payments.

Plan of Operation

Summary

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. On May 5, 2008, we entered into a strategic alliance with Paramount to invest between $4 million and $6 million in our company by July 21, 2008. Paramount forwarded an initial $500,000 on May 9, 2008 and an additional $370,000, on June 23, 2008, in the form of secured convertible debentures. The funds should be sufficient to enable the Company to operate until the end of July 2008. After that time, we will neither have sufficient funds to continue our exploration plans nor funds for general administrative expenses if Paramount does not close on the strategic alliance transaction. As a minimum, we will need to raise additional working capital to maintain basic operations. We would plan to raise those funds through the sale of equity or debt. Other than the Paramount transaction, at this time we do not have any sources to raise additional capital for the company and no assurance may be given that we will be able to find sources to raise additional capital. Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration properties.

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

We are not involved in any research and development on our exploration properties. We have no known reserves on the Cieneguita Property. In anticipation of putting the property into production, we purchased approximately $250,000 worth of new and used mining equipment to be used for heap leach production. We contemplated putting the Cieneguita Property into production during 2008 but recent positive exploration results from our drilling programs have changed that plan. It is managements’ plan to try and sell the equipment that we have purchased. At this time, we have no estimates on what the equipment will be worth in the secondary market. If we are unable to sell it, we may lose all of our capital investment. No assurances can be given that we will be able to sell the equipment at a price to recover our original investment, or at all.

In the event that we did discover a mineral deposit on one of our properties, of which there is no guarantee, we would need to expend substantial amounts of capital to put any of our properties into production, if so warranted. The amount of such expenditures is indeterminable at this time as our exploration program has not advanced far enough to provide us with results to determine this information.

Such expenditures are dependent upon the size of the mineralized body, the grade of the mineralized and the type of mining that is required to extract any minerals that may be found. Regardless, we do not have enough capital available to us to make any such expenditure that would be required to put any mineral property into production, and we therefore would have to raise the additional capital or, if possible, enter into a joint venture for the production phase. If we were to form a joint venture, we cannot assess what our final position in the project would be. We do not have any sources of capital available to us at this time to fund such a project if one should be discovered.

We hired our VP of Exploration on March 1, 2007. We also hired an office administrator for our office in Chihuahua. We hired one geologist at the end of August 2006, another geologist in January 2007 and two more geologists in August 2007 and one more in February 2008 to work on our exploration programs. One of our geologists resigned in June 2008. We do not expect any significant change in additional contractors to conduct exploration over the next 12 months. Other than the VP of Exploration and our geologists, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors, we minimize our exposure to Mexican employment law, and all liabilities are undertaken by the third party contractors providing the services. We pay a flat rate to the third parties for their services.

In the event that we should find a mineable reserve, it is management’s intention to contract the mining and milling of any mineralized reserves out to third parties. We do not have any known reserves at this time.

Exploration Projects – Current Status

Sahuayacan

Mexoro has completed a diamond drilling program of 13 holes comprising 2,027.35 meters. Nine of the 13 holes were directed to test the Santo Niño vein, two drillholes were collared on the La Cumbre target and two more were drilled on the south of the property to test the Santa Teresa target. Of the 13 drillholes only three have intersected economically attractive mineralization. The mineralized intercepts are as follows:

•	Drillhole SDH-01 collared on the Santo Niño vein intersected 7.50 meters with 2.56 g/t Au (from 65.00 to 72.50 meters) and 8.0 m with 2.98 g/t Au (from 96.50 to 104.5 meters).

•	Drillhole SDH-05 collared on La Cumbre target intersected intense altered zone dominated by abundant limonites, exhibiting 4.5 m @ 1.77 g/t Au from 0 to 4.5 meters in depth.

•	Drillhole SDH-12 drilled to test the Santa Teresa vein has intersected a high grade mineralized zone, from 74.50 to 82.00 for a total of 7.5 meters @ 56.01 g/t Au and 283.22 g/t Ag.

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

Guazapares

A 19 drillhole program has been completed on the Guazapares project totalling 2,670 meters. The most recent drilling results are from 16 completed holes drilled at the San Francisco Este, San Francisco Centro and El Cantilito concessions, three of the main targets identified in the project. All drill holes in the San Francisco Centro and El Cantilito concessions intersected long intervals of gold and silver mineralization.

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

The GU-01, GU-02 and GU-03 holes have been focused on extending zones of high-grade mineralization encountered in the San Antonio adit where a new high grade gold zone in the underground samples returned grades of 37 g/t gold and 1,000 g/t silver over two meters. The highest grades occurred within vein-breccias, quartz veins and quartz stockworked veins exhibiting multiple pulses of hydrothermal activity. Analysis of the mineralization and alteration assemblages, structural setting and geochemistry of the San Antonio target area indicates that the high gold values tend to cluster in two main mineralization styles:

1.	Mineralized-shoots developed along the extensive San Antonio vein system.
2.	Large and structurally controlled breccia bodies or structural zones developed in the intersections of mainly NW and NE trending faults and structures.

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

San Francisco Centro Target

The San Francisco Centro target is characterized by quartz veins, veins/breccias and quartz veins stockworked areas exhibiting multiple pulses of hydrothermal activity. Mineralization in San Francisco Este tends to cluster in mineralized-shoots developed primarily in the intersection of main structures. Drillholes GU-08 to GU-13 were planned to test the east-west mineralized structure identified during the mapping and sampling process in the central part of the concessions. All drillholes intersected mineralization from surface down to 100 meters depth. Drillhole GU-10 intersected 13.75 meters with 2.75 g/t AU Eq. and 22.98 meters with 2.80 g/t Au Eq. from 8.15 meters down to 85 meters depth. Drillhole GU-13 intercepted 9.0 meters with 3.63 g/t Au Eq. and 4.50 meters with 1.56 g/t Au Eq.

El Cantilito Target

El Cantilito is a mineralized zone produced mainly along northeast vein-structures where mineralization tends to cluster in mineralized-shoots and mineralized stock works developed in structural jogs and/mineralized intersection of main structures. Drillholes GU-14 to GU-16 and GU-19 were designed to test the outcropping mineralized structures. Drillholes GU-15 and GU-16 were collared in the west margin of the known limit of the mineralized structure and have opened up the exploration further west along El Cantilito structures. Drillhole GU-15 was stopped at 168 meters depth still in mineralization intersected 17.06 meters with 1.26 g/t Au Eq. including 1.30 meters with 6.10 g/t Au Eq. Drillhole GU-16 intercepted 18.92 meters with 4.33 g/t Au Eq. including 7.74 meters with 9.10 g/t Au Eq. The assay results from GU-19 are still pending.
Highlights of the mineralized drill intercepts are presented below:

•	Drillhole GU-01 intersected 3.87 meters with 2.072 g/t Au and 22.66 g/t Ag; Including 1.00 meters with 4.83 g/t Au
•	Drillhole GU-02 intersected 1.35 meters with 2.54 g/t Au
•	Drillhole GU-03 intersected 1.50 meters with 3.17 g/t Au and 42.6 g/t Au
•	Drillhole GU-04 intersected 9.55 meters grading 2.17 g/t Au Eq; including 2.12 meters @ 4.78 g/t Au Eq.
•	Drillhole GU-05 to GU-07 did not intersect economical mineralization
•	Drillhole GU-08 intersected 5.68 meters with 1.68 g/t Au Eq.
•	Drillhole GU-10 intersected 13.75 meters with 2.75 g/t Au Eq. & 22.98 meters with 2.8o g/t Au Eq; including 4.60 meters at 5.75 g/t Au Eq & 2.30 meters @ 9.71 g/t Au Eq.
•	Drillhole GU-11 intersected 17.89 meters with 2.58 g/t Au Eq; including 4.91 meters with 4.72 g/t Au Eq.
•	Drillhole GU-12 did not intersect economical mineralization
•	Drillhole GU-13 intersected 9 meters with 3.63 g/t Au Eq and 4.50 meters with 1.56 g/t Au Eq; including 2.75 meters with 7.93 g/t Au Eq.
•	Drillhole GU-14 intersected 19.86 meters with 1.29 g/t Au Eq; including 2.12 meters with 2.06 g/t Au Eq and 2.89 meters with 3.44 g/t Au Eq.
•	Drillhole GU-15 intersected 17.06 meters with 1.26 g/t Au Eq; including 1.30 meters with 6.10 g/t Au Eq.
•	Drillhole GU-16 intersected 18.92 meters with 4.33 g/t Au Eq; including 7.74 meters with 9.10 g/t Au Eq.
•	Drillhole GU-17 and GU-18 did not intersect economical mineralization
•	Drillhole GU-19 did not intersect economical mineralization.

-  -

The following is a map of the drillhole locations:

Guazapares Project
Geology and Drillhole Location
N
766000
766500
767000
3035500
3035000
3034500
3034000
Montaña de Oro Target
San Francisco Target
San Antonio Target
El Cantilito Target
Blanquita Target
GU-01
GU-02
GU-03
GU-04
GU-05
GU-06
GU-07
GU-08
GU-09
GU-10
GU-11
GU-12
GU-13
GU-14
GU-15
GU-16
GU-17
GU-18
GU-19
GU-20
GU-21
GU-22
GU_23
GEOLOGY
Rhyodacite Dome
Dacite Dome
Andesite
Tuffs
LEGEND
Second Stage Proposed Drilling Program
Second Stage Completed Drillhole
Drillhole In Progress
First Stage Completed Drillhole
Outcropping Vein / Mineralized Area
Fault / Structure
0 40 80 160 240 320 400
Meters

In May 2008 we moved a drill rig onto the Guazapares Property to commence the second round of drilling. A 6,000 meter diamond drilling program commenced in June 2008. The drill program will test alteration and mineralization targets, as well as additional areas identified during a drill campaign completed in December 2007.

The three main target areas include San Antonio, San Francisco, and El Cantilito. Drilling will initially test alteration and mineralization centers located along these structural trends. The high priority target is where San Antonio, San Francisco, and El Cantilito mineralized structures intersect each other in the central part of the project area (drill holes GU-20, GU-22 and GU-23 are located within that target). Continuation along strike and at depth of the Antonio, San Francisco, and El Cantilito mineralized structures will be tested with this second stage diamond drilling program. Drilling will consist of 150-200 meter drill holes, with deeper drilling reserved for areas that show the best results.

In addition, targets Montana de Oro and Blanquita, which were identified during recent detailed mapping and geochemical sampling program at 1:1,000 scale, will be also tested during this drill program.

To date three holes have been completed in this second round of drilling. The results of these holes are pending.

Cieneguita

The phase I exploration program at Cieneguita, carried out from November 2006 to February 2007, was initially focused on a systematic geological mapping (1:1,000) and sampling of roadcut and outcrop exposures. This exploration program outlined the main mineralization zone which has been traced in outcrops approximately 800 meters along strike. In addition three new high-grade gold areas were identified beyond the known limits of mineralization.

According to our VP of Exploration, the results from the mapping and sampling campaign provided evidence that potential discoveries of new areas with gold grades still remains open as shown by the discovery of the PIT 1 South, Central and PIT 2 North areas.

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

High-grade gold mineralization was also found at the S PIT 2 area, 100 meters to the south of the known PIT 2 area. Sampling on the mineralized area has returned values varying from 1.18 to 3.2 g/t Au. Assay results from the mapping and sampling program are provided below.

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

Concurrent with the surface mapping and sampling exploration, an initial 4,000 meter diamond drilling program was proposed to test the potential of the three new mineralized areas, increase known mineralization and to characterize the gold mineralization contained within the sulphide zone. Due to recent assay results from the drilling at Cieneguita, the diamond drilling program initially consisting of 4,000 meters has been extended to a minimum of 10,000 meters. A total of 31 diamond core holes have been drilled (CI-01 to CI-25) for 7,166 core meters since drilling began at Cieneguita in December 2007.

All drill holes from this first phase drilling program have been focused on extending zones of high-grade gold mineralization identified by previous drilling programs (Glamis drilling program, 1994-1996). Drill hole CI-4 and CI-11 failed to intersect any economical mineralization.

Significant gold grades in the drilling were intersected by drillholes CI-02, CI-05, CI-06 CI-08, CI-09, CI-10 and CI-21 as follows:

•	Drill hole CI-02
o	5 meters (m) with 6.13 g/t Au from 97.50 to 102.50 m
•	Drill hole CI-05
o	4.10 m with 2.75 g/t Au from 40.90 to 45.0 m
o	4.60 m with 2.89 g/t Au from 62.90 to 67.50 m
o	6.00 m with 1.16 g/t Au, 56.1 g/t Ag, 0.44% Pb and 0.76% Zn from 118 to 124 m
o	4.50 m with 0.69 g/t Au, 183.56 g/t Ag, 0.39% Pb and 1.23% Zn from 147.50 to 152 m
o	6.00 m with 0.62 g/t Au, 81.35 g/t Ag, 1.92% Pb and 3.55% Zn from 156.50 to 162.50 m
•	Drill hole CI-06
o	11.70 m with 2.58 g/t Au from 12.3 to 24m
•	Drill hole CI-08
o	From 96.50 to 122.00 m (25.50 m) with 0.31 g/t Au, 48.49 g/t Ag, 0.82% Pb & 1.22%Zn
o	From 130.75 to 141.24 m (10.50 m) with 0.96 g/t Au, 90.34 g/t Ag, 0.52% Pb & 0.91 % Zn
▪	Including: 6 m with 1.47 g/t Au, 140.95 g/t Ag, 0.44% Pb and 0.61% Zn
•	Drill hole CI-09
o	From 8.40 to 12.20 m (3.80 m) with 1.39 g/t Au and 149.9 g/t Ag
o	From 52.70 to 60.20 m (7.50 m) with 0.43 g/t Au, 105.58 g/t Ag, 0.40%Pb and 0.64% Zn
▪	Including: 1.50 m with 0.54 g/t Au, 171 g/t Ag, 0.72% Pb and 1.49% Zn
•	Drill hole CI-10
o	From 0.0 to 6.00 m (6.0 m) with 1.19 g/t Au and 27.7 g/t Ag
o	From 74.50 to 94.0 m (19.50 m) with 0.73 g/t Au, 57.56 g/t Ag, 0.73% Pb & 1.03% Zn
▪	Including: 3 m with 0.81 g/t Au, 96.55 g/t Ag, 1.28% Pb and 2.47% Zn
o	From 95.50 to 100.0 m (4.50 m) with 1.34 g/t Au, 140.90 g/t Ag, 0.09% Pb and 0.13% Zn
o	From 109.0 to 118.0 m (9.0 m) with 0.26 g/t Au, 277.88 g/t Ag, 0.26% Pb and 0.42% Zn
▪	Including: 1.50 m with 0.28 g/t Au, 976 g/t Ag, 0.20% Pb and 0.19% Zn
•	Drill hole CI-21
o	From 42.5 to 116.5 m (74.00 m) with 1.72 g/t Au and 119. g/t Ag
▪	Including 10.5 m with 2.42 g/t Au and 244.36 g/t Ag
▪	Including 16.5 m with 2.66 g/t Au and 135.22 g/t Ag
▪	Including 12.00 m with 1.66 g/t Au and 71.69 g/t Ag

The following map shows the location of the drill holes:

CIENEGUITA PROJECT
Drilling Program 2008
N
PIT 1
PIT2
CI-01
CI-02
CI-03
CI-04
CI-05
CI-06
CI-07
CI-08
CI-09
CI-10
CI-11
CI-12
CI-13
CI-14
CI-15
CI-16
CI-17
CI-18
CI-19
CI-20
CI-21
CI-22
CI-23
CI-24
CI-25
CI-26
CI-27
CI-28
CI-29
CI-30
CI-31
795000
795200
795400
795600
795800
796000
3004800
3004500
3004200
0 25 50 100 150 200
Meters
LEGEND
Proposed Drillhole
Completed Drillhole
Drillhole in progress
Drillhole without assay results
Known Ore-body Outline

According to our VP Exploration, field evidence and drilling results have confirmed that Cieneguita is a system composed by an oxide-mixed mineralized varying in thickness from five to 20 meters and a sulfide zone exhibiting mineralization at 250 meters depth. Gold mineralization at Cieneguita occurs mainly as disseminated and minor proportion structurally-controlled. Mineralization is hosted by breccias and tuffs varying in composition from rhyolite to dacite. The main mineralized and altered zones have been developed to the northwest (PIT-1 area) and southeast (PIT-2 area). These mineralized zones consist mainly of acid-sulphate alteration, including quartz-alunite assemblages exhibiting small and localized areas with residual or vuggy silica. Cieneguita is interpreted to represent a high-sulphidation gold-silver system.

According to our VP Exploration, drilling results have demonstrated the extension of the Cieneguita mineralized system at depth down at least to 250 meters where mineralization is mainly hosted by sulphides. The mineralization zone is still open to the south and to depth. Drilling program continues and a second stage drilling program has been proposed to define the complete mineralization system and provide a Canadian National Instrument 43-101 (“NI 43-101”) resource estimation.

Ongoing core drilling of the Cieneguita mineralization system has confirmed that mineralization occurs mainly as disseminations hosted by dacitic tuffs and hydrothermal breccia bodies. Due to the disseminated character of the mineralization, several follow-up holes will be drilled to define lateral and vertical extensions of the three newly identified mineralized areas.

Drill holes CI-13, CI-14 and CI-17 were collared beyond the known limits of the mineralization intersecting only anomalous gold in most of the intervals. Holes CI-15 and CI-16 were collared in the PIT 1 area to the northeast of the Cieneguita system. The drill holes were designed to test the near-surface oxide mineralization identified at the PIT 1 area. The results show that gold mineralization is associated to an oxidation zone exhibiting a thickness of up to approximately 25 meters. Gold mineralization is also hosted in this area by a dacitic tuff and hydrothermal breccia bodies.

Holes CI-18 and CI-21 were collared on, and to the south of, PIT 2 in a southeast direction. The drill holes were designed to test anomalous and high grade gold values obtained from surface samples taken during the mapping process carried out in 2007. The results indicate the continuation to the southeast of both the near surface oxide mineralization and the deeper sulfide gold-silver (+Pb-Zn) mineralization. Follow-up drill holes will be programmed to test the extension of the mineralized intervals to the east and at depth. Gold and silver mineralization intersected in drill hole CI-21 may represent a new hydrothermal mineralization center at the southwest margin of the Cieneguita system that could increase the potential of the Cieneguita project significantly.

Drill hole CI-21 identified a new gold zone to the south of Pit 2 and expanded the deposit at depth. Highlights from CI-21 include an intercept of 74 meters of 1.72 g/t Au and 119.77 g/t Ag; which included 10.50 meters of 2.42 g/t Au and 244.36 g/t Ag and 16.50 meters of 2.66 g/t Au and 135.22 g/t Ag.

Hole CI-21 was collared to the south of Pit 2 in a southeast direction. This drill hole was designed to test anomalous and high grade gold values obtained from surface samples taken during the mapping process carried out in 2007. The results indicate an expansion of both the near surface oxide mineralization and the deeper sulfide gold-silver (+lead-zinc) mineralization. Gold, silver and base metals mineralization intersected in drillhole CI-21 may represent a new hydrothermal mineralization center at the southwest portion of the Cieneguita system that could significantly increase the potential of the project. Assay results from CI-26 to CI-31 are still pending from ALS Chemex.

Partial results from drillhole CI-22 stopped in mineralization, including a five meter mineralized interval of 1.17 g/t Au and 157 g/t Ag (intercepted at the end of the hole). In addition, the complete assay results from CI-21 included 111.0 meters of 1.24 g/t Au, 99,59 g/t Ag, 0.45% pb and 0.73% An, and 74 meters of 1.72g/t Au and 119.77 g/t Ag. Hole CI-24 yielded 59,50 meters of 1.31 g/t Au and 60.38 g/t Ag. Hole CI-23 did not encounter economic mineralization.

A summary of the Cieneguita assay results are described in the table below:

Hole	From	To	Interval	Au	Ag	Pb (%)	Zn (%)
ID	(m)	(m)	(m)	(g/t)	(g/t)
CI-01	4.60	6.40	1.80	1.48
	7.85	16.45	8.60	1.05
	21.50	30.00	8.50	1.35

CI-02	73.50	78.00	4.50	1.21
	94.10	102.50	8.40	2.83
	110.15	113.00	2.85	2.33
	192.00	195.00	3.00	1.60

CI-03	48.85	74.50	25.65	1.40	24.46
	82.00	95.50	13.50	2.01	21.34

CI-05	33.50	52.50	19.00	1.77
	62.90	82.50	19.60	1.69
	118.00	125.00	7.00	1.16	49.16	0.36	0.34
	147.50	162.50	15.00	0.74	106.53	0.93	1.79

CI-06	12.30	24.00	11.70	2.58

CI-07	0.0	11.50	11.50	0.78
	74.60	78.50	3.90	0.5	114.26	0.15	0.41
	102.50	104.00	1.5	1.32
	111.50	113.00	1.50	1.95

CI-08	3.50	5.00	1.50	1.08
	96.50	122.00	25.50	0.31	48.49	0.82	1.21
	130.75	141.25	10.50	0.96	90.34	0.52	0.91
	166.75	170.70	3.95			1.02	1.18
	198.25	201.40	3.15			0.09	1.34

CI-09	8.40	12.20	3.80	1.39	149.90
	52.70	60.20	7.50	0.44	105.58	0.40	0.66
	102.20	109.70	7.50	0.25	39.08	0.47	1.31

CI-10	0.00	6.00	6.00	1.19	22.70
	12.50	15.25	3.25	1.14	22.10
	74.50	94.00	19.50	0.73	57.56	0.73	1.03
	95.50	100.00	4.50	1.39	140.90	0.09	0.13
	1.09	118.00	9.00	0.26	277.88	0.26	0.42

CI-12	54.00	55.50	1.50	1.72
	87.00	88.50	1.50	1.07
	139.50	159.00	19.50	0.76

Hole	From	To	Interval	Au	Ag	Pb (%)	Zn (%)
ID	(m)	(m)	(m)	(g/t)	(g/t)

CI-13	84.40	92.00	9.10	0.45
	111.50	123.25	11.75	0.81
	210.50	213.50	3.00			0.50	0.85
	282.50	293.00	10.50			0.55	0.94

CI-14	114.50	117.50	3.00	1.53
	135.00	144.00	9.00	0.95

CI-15	0.0	10.50	10.50	2.15	34.62

CI-16	0.0	19.30	19.30	1.57	26.50

CI-18	0.0	14.50	14.50	1.10	26.95
	81.50	93.50	12.00	0.37	100.64
	102.50	149.00	46.50	0.47	58.75
	165.50	170.00	4.50	0.58	37.90
	171.50	186.59	15.00	0.44	27.15
	189.50	197.00	7.50	0.29	82.12	0.26	0.56
	197.00	207.50	10.50	0.53	42.64
	215.00	228.50	13.50	0.93	50.47
	248.00	251.00	3.00	0.14	20.30	0.38	0.46
	264.50	276.50	12.00	0.18	21.01	0.64	1.02
Including	264.50	269.00	4.50	0.21	28.33	1.03	1.82

CI-19	15.50	32.50	15.00	0.75	106.14
Including	17.50	23.50	6.00	1.33	145.17

CI-20	0.0	19.00	19.00	0.89
Including	11.50	14.50	3.00	1.09

CI-21	42.50	116.50	74.00	1.72	119.77
Including	42.50	53.00	10.50	2.42	244.36
Including	76.00	92.50	16.50	2.66	135.22
Including	98.50	110.50	12.00	1.66	71.69

CI-22	0.0	89.50	89.50	0.57	50.98	0.10	0.17
Including	15.00	30.00	15.00	1.03	59.58
Including	21.00	27.00	6.00	1.68	75.07	0.40	0.81
Including	77.00	89.50	12.50	0.84	79.96
Including	84.50	89.50	5.00	1.17	157.03

CI-24	0.0	59.50	59.50	1.31	60.38
Including	12.50	42.05	29.55	1.65	90.90
Including	15.50	29.00	13.50	1.70	161.81
Including	47.85	52.00	4.15	1.32	38.55	0.50	1.25

-  -

Encino Gordo

During fiscal 2007, the Company carried out a detailed and property scale mapping and sampling program outlining numerous gold, silver and gold-copper coincident geochemical anomalies. Phase 1 of the exploration program was undertaken in an effort to define the style and characteristics of the mineralization areas indicated by the geochemical anomalies. Within this stage several gold and sulphide mineralization areas including pyrite and chalcopyrite have been identified within an over 500 meters stockwork area and fault-veins structure.

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

Stage II of the exploration program aimed to detail and characterize all identified alteration and mineralization areas and define and prioritize drilling sites is underway and is expected to be completed by December 2008. In addition, a stream sediment sampling program is being planned to fully evaluate all the concessions.

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

The following exploration program has been planned for each of the projects:

Sahuayacan

Surface mapping and drilling results are suggesting that the high gold values tend to cluster at certain areas along the Santo Niño and the Santa Teresa vein structures with intervening areas of low gold grades. A more disseminated deposit it seems to be present at the La Cumbre area. The cluster of high gold values indicate the development of mineralized-shoots within the extensive Sahuayacan system as evidenced by the intercepts from the SDH-1 in the Santo Niño vein and the SDH-12 along the Santa Teresa vein.

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
Santa Teresa
SDH-1
SDH-12
Open potential along these structures between Santa Teresa and La Cumbre
1
2
3
4
5
6
7
8
9
10
11
12
13

If management decides to continue drilling, we will need to raise additional funding through the sale of debt or equity because we do not have sufficient capital to continue such an exploration program. Additional drilling would cost a significant amount of money and there is no assurance that we would be able to raise such additional amounts of money. We have not identified any additional sources of funding to implement such a program

The Company has budgeted $763,000 for exploration on the Sahuayacan Property in 2008.

The Sahuayacan Property is without known reserves. Our proposed programs are exploratory in nature.

Guazapares

The mineralization systems encountered in the Guazapares project are essentially of two types: a silver-dominated system at San Francisco Este, San Francisco Centro, and El Cantilito which exhibits localized areas of high-grade gold mineralization; whereas at San Antonio the system is dominated by gold mineralization. Surface mapping and drilling results are suggesting that the high-grade mineralization tends to cluster at certain areas along the mineralized veins with intervening areas of low-grade mineralization. The cluster of high-grade mineralization is suggesting the development of mineralized-shoots as evidenced by the intercepts from drillholes GU-04 and from GU-08 to GU-16.

The present drilling results are providing the evidence to highlight the great potential of several areas in the Guazapares project. Main potential targets are shown in the figure below.

1.	Drilling results on the San Francisco Este target are opening the potential to explore further northwest along the same structure.
2.	Drillholes GU-12 and GU-13 at are suggesting the development of high-grade mineralized-shoots along structure’s inflections and have opened up the exploration potential to the west and northwest.
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

Diamond drilling at Guazapares encountered mineralization in most of the drillholes. The highest grades occurred within vein-breccias, quartz veins and quartz stockworked veins exhibiting multiple pulses of hydrothermal activity.

Analysis of the mineralization and alteration assemblages, structural setting and geochemistry of the project area indicates that the high gold values are spatially associated to a rhyolite-dacite dome and tend to cluster in two main mineralization styles:

•	Mineralized-shoots developed along the extensive San Antonio vein system.
•	Large and structurally controlled breccia bodies or structural zones developed in the intersections of mainly NW and NE trending faults and structures.

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
Prophyry Style Quartz Py-Stockwork in Quartz Monzonite
Quartz Monzonite
Granodiorite

The mineralized-shoots still remain open in all directions highlighting the potential for high grade gold mineralization beneath covered areas on project area, though no assurance may be given.

Drilling continues to explore newly identified altered and mineralized areas and extending the mineralized trends and mineralized-shoots remaining with open potential in Guazapares.

If management decides to continue drilling, the Company will need to raise additional funding through the sale of debt or equity because we do not have sufficient capital to continue such an exploration program. Additional drilling would cost a significant amount of money and there is no assurance that we would be able to raise such significant additional amounts of money. We have not identified any additional sources of funding to implement such a program.

The Company has budgeted $1,820,000 for exploration on the Guazapares project in 2008.

The Guazapares Property is without known reserves. Our proposed programs are exploratory in nature.

Cieneguita

The recent exploration activities at Cieneguita have provided the Company with results that highlight the potential of this project. Mapping and sampling around Cieneguita has identified two new areas of mineralization that are 500 meters south of the current known mineralized zones. These two areas are exhibiting same size, characteristics, and intensity of alteration-mineralization to the mineralized zone previously encountered on Cieneguita. Detailing mapping and sampling is currently underway.

Leaching tests on oxide and mixed mineralized samples have returned a recovery above 90%, whereas the recovery in the sulphide mineralization is showing recoveries varying from 70% to 75% with a leaching process lasting 25 to 30 days. Leaching tests, combined with the assay results from drilling and the new mineralized, areas identified are providing the possibility to increase known zones and to make the Cieneguita deposit an attractive property in the region. No assurance, though, may be given that we will be able to identify an economic mineralized body at this property. Considering latest results and findings the proposed work program for Cieneguita will include:

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

The Company has budgeted $2,050,000 for exploration on the Cieneguita Property in 2008.

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

-  -

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

The Company has budgeted $740,000 for exploration on the Encino Gordo Property in 2008.

The Encino Gordo Property is without known reserves. Our proposed programs are exploratory in nature.

Target Generation and Growth Strategy

A fundamental component of our strategy is to advance all of our properties to the drilling stage and implement a strong generative and property acquisition program through a well established financial process and a proper funding consistency.

The proposed generative program will be contemplating four main directions:

1.
A new targets generation program that will create a pipeline of quality properties providing a steady stream of new prospect and/or projects for the company to explore, farm-out and/or joint venture out.

2.	A property acquisition program aimed to identify and acquire at low cost (whenever possible) early- to mid-stage properties on selected locations along the main gold-silver belts in Mexico.
3.	Focus on small- to medium-size gold-silver deposits (minimum deposits containing 250,000 ounces of Au Eq.)
4.
The new targets generation and property acquisition program will be initially focused on the Sierra Madre belt and Central Mexico. It will be extended further south in Mexico and other countries if conditions and project’s potential warranted.

The proposed exploration program is to be undertaken by the Mexoro’s exploration team using in-house knowledge in combination for support and guidance of high-quality consultant with expertise in the region. The new targets generation program is aimed to feed our project pipeline at drilling stage and/or near drilling stage projects per year.

Phase I - Target Generation

Objectives

•	Identify two to four target areas (approximately 20 x 30 kilometers) which have potential to host small- to medium-size gold and/or gold-silver deposits.
•	Identify one or two specific opportunities with close to drill ready targets. For example, identify old workings or existing mines with good upside potential.
•	Time frame: six months.

Key Steps and Exploration Tools

After initial evaluations of potential gold and gold-silver deposits it has become evident that the acquisition and evaluation of more detailed geological maps and geochemistry with field follow-up is critically important in identifying new areas of mining potential. Careful and selective use of such data may be the most immediate and cost-effective way to focus exploration efforts toward prospective gold-silver areas.

Key steps will include mainly the following activities, among other considerations:

•	Acquire geological maps 1:250,000 and 1:50,000 (from Servicio Geologico Mexicano)
•	Generate geological and mineral occurrences base maps.
•	Identify key host rocks.
•	Complete structural interpretation from known geology, TM imagery, and geophysical data (if available).
•	Integrate mineral occurrences, alteration, lithology and structures.
•	Complete initial targeting using the above compilation.
•	Select and prioritize targets.

Results of Operations

Three months ended May 31, 2008 compared to the three months ended May 31, 2007.

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

The Company did not earn revenues during the three months ended May 31, 2008 or 2007 because we did not have commercial production on any of our properties. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Costs

We did not incur any operating costs during the three ended May 31, 2008 or 2007 due to the fact that we did not achieve production from exploration activities during either year.

Expenses

Our expenses decreased to $1,908,000 for the three months ended May 31, 2008 compared to $2,541,000 for the three months ended May 31, 2007, representing a decrease of $633,000. The decrease is primarily attributable to lower administrative costs and stock-based compensation to officers, directors and consultants offset by higher mineral exploration expenses.

General and administrative cash expenses decreased to $426,000 in the three months ended May 31, 2008 compared to $935,000 in the three months ended May 31, 2007, representing a decrease of $509,000. This is almost entirely due to lower investor relations expenses as the Company redirected its focus on the strategic alliance with Paramount.

Management and consultant fees decreased to $83,000 in the three months ended May 31, 2008 from $173,000 in the three months ended May 31, 2007. The decrease was attributable to; lower expenses for an investor relations contract that ended  in April 2008, lower management fees paid to the chief executive officer due to his resignation in April 2008 and certain management fees in Mexico being charged to exploration expenses. The Company also spent only $61,000 in the three months ended May 31, 2008 compared to $588,000 in the three months ended May 31, 2007 on investor relations activities.

Stock-based compensation expense decreased to $189,000 in the three months ended May 31, 2008 from $938,000 in the three months ended May 31, 2007. The 2008 amount had $177,000 of stock-based compensation expense relating to options granted to officers, directors and consultants and $nil of stock-based compensation relating to warrants. The 2007 amount relates to warrants issued and stock options granted to management and key personnel for $487,000 and $450,000 respectively.

Mineral exploration in the three months ended May 31, 2008 increased to $1,293,000 compared to $668,000 for the three months ended May 31, 2007 as the Company continues to advance its mineral exploration program. We anticipate that exploration expenditures will increase in fiscal 2009 as a result of exploration activities on our Mexican mineral properties.

Loss

Our net loss increased to $2,322,000 for the three months ended May 31, 2008 compared to $2,541,000 for the three months ended May 31, 2007, representing a decrease of $219,000.

This change in our loss was primarily attributable to higher interest expense recognized in 2008 relating to beneficial conversion feature and the fair value of warrants for the warrants issued to Paramount.

The net losses in both 2008 and 2007 were comprised of items not requiring an outlay of cash. In 2008, the non-cash component of stock-based compensation was $189,000. In 2007, the non-cash component of stock-based compensation was $938,000. We anticipate that we will continue to incur a loss until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from our Mexican mineral properties, if ever. There is no assurance that we will commence the development stage of our operations at any of our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage.

As of May 31, 2008, we have total assets of $900,000, total liabilities of $3,509,000 and a deficit of $36,150,000 accumulated during the exploration stage.

Cash and Working Capital

We had cash and cash equivalents of $4,500 as of May 31, 2008, compared to cash of $13,000 as of February 29, 2008. We had working capital deficiency of $3,042,000 as of May 31, 2008, compared to a working capital deficiency of $1,811,000 as of February 29, 2008 and compared to a working capital of $1,235,000 as of May 31, 2007.

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $4,620,000 from July 2008 to December 2008 to carry out exploration and administration activities on our Mexican mineral properties. We also anticipate spending approximately $1,100,000 during the next 12 months on general and administrative costs.

The funds from Paramount should be sufficient to enable the Company to operate until the end of July 2008. After that time, we will neither have sufficient funds to continue our exploration plans nor funds for general administrative expenses if Paramount does not close on the strategic alliance transaction. As a minimum, we will need to raise additional working capital to maintain basic operations. We would plan to raise those funds through the sale of equity or debt. Other than the Paramount transaction, at this time we do not have any sources to raise additional capital for the company and no assurance may be given that we will be able to find sources to raise additional capital. Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration properties.

The amount of working capital could be adversely affected further in the event claims are made against us alleging that certain shares we previously issued pursuant to Form S-8 registration statements constituted an illegal public offering because the company was a “shell company” at the time and, as a result, was not eligible to use Form S-8 for registration of shares under the Securities Act of 1933. In August and October of 2005, the Company issued shares of common stock to an officer of the Company, as compensation for consulting services. The two share issuances were for a combined total of 30,000 shares and each of the share issuances was made pursuant to a registration statement on Form S-8 under the Securities Act of 1933.  Although the Company believes these shares were properly issued, a claim could be made that issuance of the shares constituted an illegal public offering because the Company was a “shell company” at the time. Shell companies  [i.e. companies which have no or nominal operations and either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets] are not eligible to use Form S-8 for registration under the Securities Act of 1933. If either of these transactions did violate federal securities laws, subsequent purchasers of the shares may have claims against us for damages or for rescission of their purchase transaction and recovery of the full subscription price paid, together with interest. As of the date of this quarterly report, no one has made or threatened any claim against us alleging violation of the federal securities laws. In the event such claims were successfully asserted there is no assurance that we would have sufficient funds available to pay and it is likely that we would be required to use funds currently designated as working capital for that purpose. That would substantially reduce the amount of working capital available for other purposes and, in that event, we could be forced to cease or discontinue certain operations and to liquidate certain assets to pay our liabilities, including, but not limited to, rescission claims.

Cash Used in Operating Activities

Cash used in operating activities increased to $1,003,000 for the three months ended May 31, 2008 compared to $940,000 for the three months ended May 31, 2007. The cash used in operating activities was primarily for general and administrative expenses and exploration costs.

Cash Used in Investing Activities

The Company provided cash of $2,000 from sale of used equipment for the three months ended May 31, 2008 compared to cash used of $25,000 for purchase of equipment for the three months ended May 31, 2007.

Financing Activities

Cash provided by financing activities increased to $992,000 for the three months ended May 31, 2008 compared to $975,000 for the three months ended May 31, 2007. Almost all of the cash provided by financing activities was from issuing of warrants and notes payables. Cash provided by financing activities was used to fund our operating and investing activities.

We anticipate continuing to rely on equity sales of our common stock or issuance of debt in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

In January 2006, the Company began issuing convertible debentures, with principal and accrued interest at 7% per year, convertible into units at the option of the holder. Each unit consists of a warrant to purchase 25,000 of the Company’s shares of common stock at $1.00 per share and $25,000 of debt, which may be converted to shares of common stock at $0.50 per share and was exercisable until April 30, 2008. As of February 28, 2006, the Company had issued convertible debentures in the amount of $652,000. In addition, the warrants are redeemable by the Company, at $0.01 per share, in the event the Company’s common stock closes with a bid price, on average, over $3.00 per share for a consecutive 20-day period and settled on a physical basis. 2,043,100 of these warrants expired on April 30, 2008.

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

Under the terms of the agreement, the Company paid GM Capital the following: (i) a monthly fee of $10,000, (ii) 10% success fee for any financing facilitated by GM Capital outside of the United States, and (iii) the issuance of a total of 5,000,000 warrants, each of which entitled the holder to purchase one share of the Company’s common stock.. The warrants are exercisable at the right of the holder, have no redemption features, and are settled on a physical basis. The warrants include 1,000,000 Series A Warrants exercisable at $0.50 per share, 1,000,000 Series B Warrants exercisable at $0.75 per share, 1,000,000 Series C Warrants exercisable at $1.00 per share, 1,000,000 Series D Warrants exercisable at $1.25 per share, and 1,000,000 Series E Warrants exercisable at $1.50 per share. The Series A Warrants fully vested upon issuance. They were to be exercisable at any time following their issuance but were to expire on June 30, 2007 if not fully exercised on or before that date. The remaining series of Warrants would each vest and become exercisable only at the time that the immediately preceding series has been fully exercised. Therefore, the Series B Warrants will vest only upon the timely exercise of all Series A Warrants, and the same restriction will apply to each of the succeeding series of warrants (i.e. the Series C, D and E Warrants). Unless terminated earlier as a result of failure to vest, the Series B and Series C Warrants would each expire on December 31, 2007 and the Series D and Series E Warrants will each expire on December 31, 2008. However, the Agreement also stipulates that G.M. Capital cannot exercise any warrants if, after the exercise, G.M. Capital would own 4.99% or more of the issued and outstanding common stock of Mexoro. G.M. Capital is an accredited investor. These warrants were issued pursuant an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The fair value of the 5,000,000 warrants was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 152%, a risk-free rate of 5% and no assumed dividend rate and totals $3,898,000 of stock-based compensation expense which is amortized over the twenty four month term of the GM Capital contract at $487,250 every quarter until November 30, 2007.

On August 31, 2006, the Company entered into an Amended Consulting Agreement with G.M. Capital. All of the terms remained the same except for the following:

1.	G.M. Capital represented that it does fall within United States jurisdiction in regard to this contract.
2.	G.M. Capital is no longer required to provide services regarding the acquisition of a business because the Company does not plan to acquire a business in the near future.
3.	G.M. Capital clarified that the investors, market makers, and other financial industry contacts which it will speak to in regard to the Company are non-United States persons.
4.
The Company acquired the sole discretion to determine how many Warrants G.M. Capital can exercise in order to restrict G.M. Capital’s beneficial ownership at any one time to no more than 4.99% of the issued and outstanding shares of the Company.

5.	G.M. Capital will no longer be the liaison between the Company and its stockholders.
6.	G.M. Capital will no longer advise the Company about potential market makers, broker-dealers, underwriters and investors.
7.	The Warrants were revised to remove the liquidated damages provision related to the registration rights of the holders of the Warrants.

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

During the quarter ended May 31, 2008, the Company issued a total of $500,000 convertible debentures to Paramount. The convertible debentures with principal and accrued interest at 8% per year are convertible into 1,000,000 units at a price of $0.50 per unit at the discretion of Paramount.  Each unit shall be comprised of one common share plus one-half common share purchase warrant. One full warrant is exercisable immediately at a price of $0.75 for four years.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at May 31, 2008, the Company had working capital deficiency of $3,042,000 (May 31, 2007 - $1,235,000) and an accumulated deficit during the exploration stage of $36,150,000 (May 31, 2007 - $25,731,000). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3.                      Quantitative and Qualitative Disclosure About Market Risk

As we did not have to disclose quantitative and qualitative information about our market risk as of and for our last fiscal year, this item is not applicable to us at this time.

Item 4 and
Item 4(T)                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.

Our acting principal executive officer and acting principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 of the Exchange Act. Based on their evaluation of our disclosure controls and procedures, our acting principal executive officer and acting principal accounting officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and in timely alerting the acting principal executive officer and acting principal accounting officer to material information required to be included in our periodic reports filed or furnished with the SEC.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

Our management, including our president, acting principal executive officer and acting principal accounting officer conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of February 28, 2008.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Other than disclosed herein, all other sections in Part II are inapplicable to the Company.

ITEM 1.                      LEGAL PROCEEDINGS

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

In February 2007, Mexoro obtained a temporary restraining order in a civil action against Mr. Argang Schariat. The civil action for temporary restraining order was made before the Tribunal of Vevey, Switzerland.  We believe that Mr. Schariat is refusing to abide by the Swiss Court ruling and we are taking the necessary steps to enforce our rights against Mr. Schariat.

ITEM 6.                      EXHIBITS

Exhibit 31.1 Certification of Acting Principal Executive Officer and Acting Principal Financial Officer
Exhibit 32.1 Certification of Acting Principal Executive Officer and Acting Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mexoro Mineral Ltd.

/S/ Mario Ayub
Name:  Mario Ayub
Title:  Acting Principal Executive Officer, Acting Principal Financial Officer, President and Director
Date:  July 21, 2008