Form 10-Q
period 2008-08-31
MEXORO MINERALS LTD
filed 2008-10-20
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008
Commission file number 000-23561

MEXORO MINERALS LTD.
(Exact name of small business issuer as specified in its charter)

Colorado	0-23561	84-1431797
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

C. General Retana #706 Col. San Felipe Chihuahua, Chih. Mexico	31203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +52 (614) 426 5505

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,544,416 at October 1, 2008.

-  -

ITEM 1. FINANCIAL STATEMENTS

MEXORO MINERALS LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)
AUGUST 31, 2008

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
 (Expressed in U.S. Dollars)

	August 31,	February 29,
	2008	2008
	(Unaudited)	(Audited)
Assets
Current
Cash and cash equivalents	$1,352	$12,947
Accounts receivable	420,937	278,847
Prepaid expenses	56,126	104,936
	478,415	396,730

Equipment (note 4)	447,016	460,941

Total assets	$925,431	$857,671

Liabilities
Current
Accounts payable and accrued liabilities	$2,013,752	$655,677
Current portion of loans payable (note 8)	39,912	71,256
Promissory notes (note 6)	1,784,654	1,480,702
Convertible debentures (note 7)	1,060,753	-
	4,899,071	2,207,635

Loans payable (note 8)	21,731	27,481

Total liabilities	4,920,802	2,235,116

Stockholders’ deficiency
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil
Common stock
Authorized: 200,000,000 shares without par value
Issued: 24,119,028 (February 29, 2008 – 25,380,502) (note 10)	24,119,028	22,978,654
Additional paid-in capital	11,984,543	11,155,687
Stock subscriptions	4,943	330,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(38,066,090)	(33,828,011)
Accumulated other comprehensive income (loss)	(34,368)	(10,348)
Total stockholders’ deficiency	(3,995,371)	(1,377,445)

Total liabilities and stockholders’ deficiency	$925,431	$857,671

Going-concern (note 3)
Commitments (notes 5, 12 and 14)
Subsequent events (note 15)
The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations and Deficit
(Unaudited) (Expressed in U.S. Dollars)

					Period from
					Inception of
					Exploration
	Three Months Ended		Six Months Ended		(March 1, 2004)
	August 31,	August 31,	August 31,	August 31,	To August 31,
	2008	2007	2008	2007	2008

Expenses
General and administrative	$504,751	$356,858	$931,161	$1,292,123	$5,266,856
Stock-based compensation (note 11)	151,252	735,670	339,762	1,673,378	6,060,558
Mineral exploration (note 5)	1,462,062	564,358	2,754,885	1,232,634	6,525,063
Impairment of mineral property costs	-	-	-	-	16,145,422

Operating loss	(2,118,065)	(1,656,886)	(4,025,808)	(4,198,135)	(33,997,899)
Other income (expenses)
Foreign exchange	10,313	2,938	29,115	2,938	30,472
Interest expense	(124,940)	-	(236,978)	-	(4,234,699)
Interest income	-	3,228	-	(3,129)	-
Loss on sale of assets	(1,822)	-	(4,408)	-	(4,408)
Gain on settlement of debt	-	-	-	-	140,444

Net loss	(2,234,514)	(1,650,720)	(4,238,079)	(4,198,326)	(38,066,090)
Accumulated deficit, beginning	(35,831,576)	(28,279,013)	(33,828,011)	(25,731,407)	-
Accumulated deficit, ending	$(38,066,090)	$(29,929,733)	$(38,066,090)	$(29,929,733)	$(38,066,090)

Other comprehensive income
Foreign exchange gain (loss) on translation	6,030	(2,834)	(24,020)	13,093	(34,368)

Total comprehensive loss	$(2,228,484)	$(1,653,554)	$(4,262,099)	$(4,185,233)	$(38,100,458)

Total loss per share – basic and diluted	$(0.08)	$(0.07)	$(0.16)	$(0.19)	$-

Weighted average number of shares of common stock – basic and diluted	26,901,395	22,372,008	26,440,237	21,767,370	-

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flow
(Unaudited) (Expressed in U.S. Dollars)

			Period from
			Inception of
	Six Months Ended		Exploration
	August 31,	August 31,	(March 1, 2004)
	2008	2007	to August 31, 2008
Cash flows from operating activities
Net loss	$(4,238,079)	$(4,198,326)	$(38,066,090)
Write off of note receivable		-	57,500
Acquisition of resource properties costs for stock		-	13,645,000
Issuance of shares for consulting services		-	90,000
Depreciation	44,121	31,575	148,360
Discount on convertible debenture	93,400	-	268,400
Non-cash component of gain on settlement of debt		-	(182,259)
Stock-based compensation	341,723	1,673,378	7,585,519
Beneficial conversion feature	64,133	-	3,781,633
Prepaid expense	50,048	71,917	(45,187)
Accounts receivable	(130,430)	(15,692)	(391,775)
Customer deposits		-	(44,809)
Notes payable		-	109,337
Accounts payable and accrued liabilities	1,530,072	724,243	2,956,428
Cash used in operating activities	(2,245,012)	(1,712,905)	(10,087,943)
Investing activity
Investing activities
Purchase of property and equipment	(13,171)	(35,394)	(561,471)
Cash used in investing activity	(13,171)	(35,394)	(561,471)
Financing activities
Proceeds from loans payable	-	47,685	182,454
Proceeds from notes payable	935,156	465,088	2,579,158
Proceeds from convertible debentures	1,370,000	-	5,062,500
Proceeds from exercise of options		-	78,000
Proceeds from exercise of warrants		1,264,976	3,144,377
Repayment of loans payable	(39,561)	-	(126,020)
Repayment of notes payable	(33,950)	-	(393,950)
Repayment of convertible debentures	-	-	(530,000)
Stock subscriptions	4,943	-	174,943
Issuance of common stock	4,942	-	482,051
Cash provided by financing activities	2,241,530	1,777,749	10,653,513
Outflow of cash and cash equivalents	(16,653)	29,450	4,099
Effect of foreign currency translation on cash	5,058	3,756	(24,824)
Cash and cash equivalents, beginning	12,947	13,148	22,077
Cash and cash equivalents, ending	$1,352	$46,354	$1,352
Supplemental cash flow information
Interest paid	$14,034	$-	$209,321
Common stock issued on conversion of debt	103,000	-	3,320,500
Common stock issued on settlement of notes payable	635,008	-	1,047,808
Common stock issued for mineral property costs	-	-	500,000
Shares issued for services	67,424	-	157,424

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2008
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

The Company had previously been pursuing various business opportunities and, effective March 1, 2004, the Company changed its operations to mineral exploration. Accordingly, as of March 1, 2004, the Company is considered to be an exploration stage company.

On May 25, 2004, the Company completed a “Share Exchange Agreement” with Sierra Minerals and Mining, Inc. (“Sierra Minerals”), a Nevada corporation, which caused Sierra Minerals to become a wholly-owned subsidiary. Sierra Minerals held certain rights to properties in Mexico that the Company now owns or has an option to acquire. Through Sierra Minerals, the Company entered into a joint venture agreement with Minera Rio Tinto, S.A. de C.V. (“MRT”), a company duly incorporated pursuant to the laws of Mexico, which is controlled by an officer of the Company. In August 2005, the Company cancelled the joint venture agreement in order to directly pursue mineral exploration opportunities through a wholly-owned Mexican subsidiary, Sunburst Mining de Mexico S.A. de C.V. (“Sunburst de Mexico”). On August 25, 2005, Sunburst de Mexico, Mexoro and MRT entered into agreements providing Sunburst de Mexico the right to explore and exploit certain properties in Mexico. In December 2005, the Company and Sunburst de Mexico entered into a new agreement with MRT (the “New Agreement”) (note 5). On January 20, 2006, Sierra Minerals was dissolved.

On May 5, 2008, the Company signed a letter of intent (‘LOI’) to enter into a strategic alliance with Paramount Gold and Silver Corp. (‘Paramount’). The agreement called for Paramount to invest a minimum of $4 million and a maximum of $6 million into the Company, at a fixed price of $0.50 per unit by June 23, 2008. On June 18, 2008, the Company and Paramount agreed to extend the date from June 23, 2008 to July 21, 2008. The Company and Paramount then agreed to extend the date to August 5, 2008. On August 6, 2008 Mexoro terminated the LOI with Paramount as Paramount did not meet the terms of the agreement.

During the six months ended August 31, 2008, Paramount provided Mexoro $1,370,000 in the form of secured convertible debentures bearing interest at a rate of 8% per annum for a term of one year. Paramount has the option to convert the debt into units.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended February 29, 2008.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Recent accounting pronouncements

(i)
In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

(ii)
In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS No. 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP will be effective March 1, 2009, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. The adoption of FSP FAS No. 140-3 will not have an impact on our consolidated financial condition or results of operations.

(iii)
In March 2008, the FASB issued SFAS No. 161, “Disclosure About Derivative Instruments and Hedging Activities, an amendment to Financial Accounting Standards Board Financial Accounting Standard No. 133”.  SFAS No. 161 requires among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. SFAS No. 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. SFAS No. 161 is effective for fiscal 2009. The adoption of SFAS No. 161 will not have an impact on our consolidated financial condition or results of operations.

(iv)
In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources for GAAP in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

(v)
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of FSP No. APB 14-1 on its consolidated financial statements.

(vi)
In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", which applies to the calculation of earnings per share (“EPS”) under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents. Under the final FSP EITF 03-6-1, Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of EITF 03-6-1 on its consolidated financial statements.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at August 31, 2008, the Company had a working capital deficiency of $4,420,656 (February 29, 2008 - $1,810,905) and cumulative losses during the exploration period of $38,066,090 (February 29, 2008 - $33,828,011). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative losses through the attainment of profitable operations, from its investment in a Mexican mining venture (note 5). In addition, the Company has conducted private placements of convertible debt and common stock (note 10), which have generated a portion of the initial cash requirements of its planned Mexican mining ventures (note 5).

4.	EQUIPMENT

1.	EQUIPMENT

	August 31, 2008			February 29, 2008
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Software	$25,594	$17,000	$8,594	$7,739
Machinery	349,610	50,409	299,201	305,221
Vehicles	167,070	63,819	103,251	109,173
Computers	34,445	15,354	19,091	21,798
Office equipment	20,489	3,610	16,879	17,010
	$597,208	$150,192	$447,016	$460,941

5.	MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the six months ended August 31, 2008:

	Cieneguita Operations	Sahuayacan	Guazapares	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$-	$-	$373,472	$1,195,880	$-	$-	$1,569,352
Geological, geochemical, geophysics	-	-	88,038	245,912	-	40,978	374,928
Land use permits	53	74,954	48,049	124,246	(1,646)	-	245,656
Automotive	260	-	3,425	6,905	-	-	10,590
Travel	694	321	29,319	18,126	213	-	48,673
Consulting	12,989	-	119,302	88,358	-	-	220,649
Equipment	109	-	21,116	18,138	-	-	39,363
General	8,764	5,151	83,866	147,451	442	-	245,674
	$22,869	$80,426	$766,587	$1,845,016	$(991)	$40,978	$2,754,885

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2008
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

In August 2005, the Company formed its wholly owned subsidiary, Sunburst de Mexico, which allowed the Company to take title to the properties in the name of Sunburst de Mexico. On August 25, 2005, the Company entered into property agreements with MRT, which provided Sunburst de Mexico options to purchase the mineral concessions of the Cieneguita and Guazapares properties and the right of refusal on three Encino Gordo properties. The Company also entered into an exploration and sale agreement, in October 2006, with Minera Emilio for the mineral concessions of the Sahuayacan Property.

In August 2005, the parties also entered into an operator’s agreement, that gave MRT the sole and exclusive right and authority to manage the Cieneguita Property, and a share option agreement which granted MRT the exclusive option to acquire up to 100% of all outstanding shares of Sunburst de Mexico if the Company did not comply with the terms of the property agreements. The operator’s agreement and share option agreement were cancelled on December 5, 2008 when the Company and Sunburst de Mexico entered into a new contract with MRT as described below under Encino Gordo property.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

5.	MINERAL PROPERTIES (CONTINUED)

The material provisions of the property agreements are as follows:

Cieneguita

MRT assigned to Sunburst de Mexico, with the permission of the Cieneguita Property’s owner, Corporativo Minero, S.A. de C.V. (“Corporativo Minero”), all of MRT’s rights and obligations acquired under a previous agreement (the Cieneguita option agreement), including the exclusive option to acquire the Cieneguita Property for a price of $2,000,000. As the Cieneguita Property was not in production by May 6, 2006, Sunburst de Mexico was required to pay $120,000 to Corporativo Minero to extend the contract. Corporativo Minero agreed to reduce the obligation to $60,000, of which $10,000 was paid in April 2006 and the balance paid on May 6, 2006. The Company made this payment to Corporativo Minero and the contract was extended.

The Company has the obligation to pay a further $120,000 per year for the next 13 years and the balance of the payments in the 14th year, until the total amount of $2,000,000 is paid. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid, and the balance of $60,000 was paid on December 20, 2007. We paid $60,000 on May 12, 2008 of the $120,000 due on May 6, 2008, and the balance was paid in June 2008. We are not in default on our payments.

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

Guazapares

MRT assigned to Sunburst de Mexico, with the consent of the Guazapares Property owner Compañía Minera, S.A. de C.V. (“Compañía Minera”), MRT’s rights and obligations concerning the Guazapares Property, including the exclusive option, for a term of four years, to purchase eight of the Guazapares Property concessions upon payment of $910,000. The total payments for the Company to acquire and retain 100% ownership of all eight concessions are as follows: November 30, 2005 - $100,000 (this payment date was extended – see below), October 31, 2006 - $60,000 (this payment date was extended to February 28, 2007, then to May 31, 2007 and then to August 31, 2007- see below), August 2, 2007 - $140,000 (see below), August 2, 2008 - $110,000 (see below) and August 2, 2009 - $500,000.

On September 19, 2007, Sunburst de Mexico, Mexoro and MRT entered into an agreement to defer any and all property payments regarding Guazapares currently owing to MRT and which would otherwise become due by December 31, 2007, until such time as Sunburst de Mexico and Mexoro have sufficient funds to make the payments, in the opinion of the disinterested directors of Mexoro.

Mexoro agreed to issue 250,000 shares to MRT and/or its assignees in consideration for the deferral of any and all Guazapares Property payments currently outstanding and those arising on or before December 31, 2007.

In return, Sunburst de Mexico granted MRT a 2.5% net smelter royalties (“NSR”) and the right to extract from the Guazapares concessions up to 5,000 tons per month of rock material; this right will terminate on exercise of the option to purchase the concessions. Otherwise, MRT retained no interest in the Guazapares Property.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2008
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

To maintain the option, Sunburst de Mexico assumed the obligation to pay to the San Francisco owner cumulative annual payments. The payments are: $20,000 on June 25, 2006 (paid); $30,000 on June 25, 2007 (paid); and $40,000 on June 25, 2008 (paid).

If the option is exercised prior to the expiration of the Option Period by payment of the purchase price of $250,000; the obligation to pay the annual payments will be terminated. MRT and the San Francisco owner reserved a combined 2.5% NSR. MRT reserved no other rights on the San Francisco concessions.

San Antonio (Guazapares)

MRT assigned to Sunburst de Mexico, with the consent of the San Antonio concessions owner (Rafael Fernando Astorga Hernández), MRT’s rights and obligations acquired under the San Antonio option agreement, including the option to purchase the San Antonio concessions for a price of $500,000, commencing on January 15, 2004 (the signing date of the San Antonio option agreement) and due on January 15, 2010.

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

Encino Gordo

On December 8, 2005, the Company and Sunburst de Mexico entered into a “New Agreement” with MRT to exercise their option under the sale and purchase of the mining concessions agreement, dated August 18, 2005, to obtain two mining concessions in the Encino Gordo region. The New Agreement also provided the Company the option to obtain three additional concessions in the Encino Gordo region.

The following are additional material terms of the New Agreement:

(a)	The share option agreement with MRT was cancelled;

(b)
The Company granted MRT the option to buy all of the outstanding shares of Sunburst de Mexico for $100 if the Company failed to transfer $1,500,000 to Sunburst de Mexico by April 30, 2006. On April 6, 2006, MRT agreed to waive its option to purchase the shares of Sunburst de Mexico and also waived the Company’s obligation to transfer $1,500,000 to Sunburst de Mexico. The property agreements were modified to change the NSR to a maximum of 2.5% for all properties covered by the agreements. The property agreements contained NSRs ranging from 0.5% to 7%;

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

5.	MINERAL PROPERTIES (CONTINUED)

(c)
The Company agreed to issue 2,000,000 shares of the Company’s common stock to MRT within four months of the date of the signing of the New Agreement. These shares were issued to MRT and its assignee at the market value of $1.05 per share on February 23, 2006, and $2,100,000 was charged to operations for the year ended February 28, 2006. This issuance fulfilled the Company’s payment obligations under the previous property agreements;

(d)
The Company agreed to issue 1,000,000 additional shares of the Company’s common stock to MRT if and when the Cieneguita Property is put into production and reaches 85% of production capacity over a 90-day period, as defined in the New Agreement; and

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

Sahuayacan

On June 21, 2006, Sunburst de Mexico entered into an exploration and sale option agreement of mining concessions with Minera Emilio, S.A. de C.V. (“Minera Emilio”) for mineral concessions of the Sahuayacan Property. Minera Emilio granted the Company the exclusive right to conduct exploration on the Sahuayacan Property and the Company must pay $282,000 in the following manner: $20,000 on date of signing agreement (paid); $10,000 due December 1, 2006 (paid); $2,500 per month effective from August 21, 2006 to July 21, 2007, for a total of $30,000 (paid); $3,500 per month effective from August 21, 2007 to July 21, 2008 for a total of $42,000 (paid); and $5,000 per month effective August 21, 2008 to July 21, 2011 (all have been paid to date) for a total of $180,000 until the balance of the total $282,000 is paid (36 months).

Segundo Santo Nino (Sahuayacan)

On May 15, 2006, Sunburst de Mexico entered into an exploration contract with Jose Maria Rascon and Sabino Amador Rascon Polanco and, on November 20, 2007, Sunburst de Mexico entered into an exploration contract with Rene Muro Lugo (all three representatives constitute the “Concessionaires”) for the Segundo Santo Nino concession on the Sahuayacan Property. Each concession representative owns 33.3% of the total Segundo Santo Nino title. The Company must pay the Concessionaires a total of $255,000 for this concession. The payments to acquire 100% of this concession are as follows: all payments up to February 13, 2008 totaling $65,000 have been paid, July 13, 2008 - $20,000 (overdue), February 13, 2009 - $20,000, July 13, 2009 - $30,000 and February 13, 2010 - $120,000.

La Maravilla (Sahuayacan)

On January 25, 2008, Sunburst de Mexico entered into an exploration and option agreement with Maria Luisa Wong Madrigal for mineral concessions under the “La Maravilla” project on the Sahuayacan Property. The Company must pay Maria Luisa Wong Madrigal $600,000 to acquire 100% of this concession as follows: $33,000 – January 25, 2008 (paid); $33,000 – July 25, 2008 (paid); $34,000 – January 25, 2009; $500,000 – at the option to purchase the concession or 36 months – January 25, 2010.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

6.	PROMISSORY NOTES

As at August 31, 2008, the Company had $1,784,654 (February 29, 2008 - $1,480,702) of promissory notes outstanding, comprising the following:

(a)
$487,997 (CHF 565,000) of promissory notes accruing interest at a rate of 7.5% p.a. payable semi-annually. The principal and interest on the notes was due and payable on April 30, 2008. The Company did not make the payment by April 30, 2008 and is in default. Interest rate payable during the default period is 12%.

(b)	$1,296,657 of promissory notes is due to related parties and close associates that bear no interest and have no terms of repayment.

During the six months ended August 31, 2008, the Company converted promissory notes of $635,008 into $1.00 units. The units consist of two common shares and one warrant exercisable at $0.75 each (note 10).

7.	CONVERTIBLE DEBENTURES

On May 5, 2008, the Company signed a LOI to enter into a strategic alliance with Paramount. The agreement called for Paramount to invest a minimum of $4 million and maximum of $6 million into the Company, fixed at a price of $0.50 per unit by June 23, 2008. The investment timeline was extended until July 21, 2008, and then to August 5, 2008. On August 6, 2008 Mexoro terminated the LOI with Paramount as Paramount did not meet the terms of the agreement.

The Company issued secured convertible debentures to Paramount as follows:

On May 9, 2008, the Company issued $500,000 in convertible debentures to Paramount, with a maturity date of one year, accruing interest at 8% per year payable in arrears and convertible at the option of the holder.

On June 10, 2008, the Company issued $70,000 in convertible debentures to Paramount, with a maturity date of one year, accruing interest at 8% per year payable in arrears and convertible at the option of the holder.

On June 25, 2008, the Company issued $300,000 in convertible debentures to Paramount, with a maturity date of one year, accruing interest at 8% per year payable in arrears and convertible at the option of the holder.

On July 11, 2008, the Company issued $500,000 in convertible debentures to Paramount, with a maturity date of one year, accruing interest at 8% per year payable in arrears and convertible at the option of the holder.

As at August 31, 2008, there were $1,370,000 convertible debentures outstanding.

Paramount may convert all or a portion of the principal amount of the debenture into units consisting of one share of our common stock and half a warrant to purchase one share of our common stock. Subject to certain adjustments upon the occurrence of various capital reorganizations and other events, the units are convertible at $0.50 per unit for a total of up to 2,740,000 shares of common stock and up to 1,370,000 warrants at $0.75 to purchase shares of common stock (the “Warrants”). The Warrants have a term of four years from the date that Paramount converts the debenture or the portion of the debenture covering those warrants. A holder of the Warrants may exercise those Warrants at $0.75 (subject to adjustments upon the occurrence of certain events like stock splits).

The fair value of the Warrants attached to the convertible debentures as discussed above was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

2008
Expected volatility	70% - 111%
Expected dividend rate	-
Expected life of warrants in years	4
Risk-free rate	2.30% - 3.41%

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

8.	LOANS PAYABLE

As at August 31, 2008, there were loans payable in the amount of $61,643, of which $39,912 is current and $21,731 is long-term. The loans are repayable in monthly installments of $4,442, including interest ranging from 5.3% to 15.6% per annum, and are secured by specified automotive equipment.

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

In August 2008, the Company converted $142,508 (MXN 1,449,989) (note 6) of promissory notes into subscription proceeds and issued 280,000 common shares. The subscribers to the subscription proceeds have agreed to purchase one unit for each $1.00 of debt. Each unit consists of two shares of the Company’s common stock and one warrant each exercisable at $0.75, which expire in four years.

In July 2008, the Company converted $67,424 of debt into 150,000 common shares.

In June 2008, the Company converted $60,000 of debt into subscription proceeds and issued 120,000 common shares. The subscribers to the subscription proceeds have agreed to purchase one unit for each $1.00 of debt. Each unit consists of two shares of Company’s common stock and one warrant each exercisable at $0.75, which expire in four years.

In June, 2008, the Company issued 9,885 shares of common stock in a private placement.

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

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

10.	COMMON STOCK (CONTINUED)

On September 20, 2007, the Company issued 250,000 shares of common stock pursuant to the Encino Gordo contract. The shares were valued at $1.16 each, based on the closing quoted market price on September 18, 2007.

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

On April 3, 2006 and May 31, 2006, the Company issued 550,000 and 200,000 shares of common stock, respectively, pursuant to a private placement unit offering. Units consisted of one share of common stock and one-half of one warrant. Each full warrant entitles the investor to purchase an additional share of the Company’s common stock at a price of $1.00 per share and was exercisable until April 30, 2008.

On March 4, 2006, the Company agreed to issue 1,651,200 shares of common stock at a price of $0.25 per share to settle $412,800 in promissory notes payable. On April 6, 2006, these shares were issued.

11.	STOCK COMPENSATION PROGRAM

On April 29, 2008, the board of directors approved the granting of stock options according to the 2008 Nonqualified Stock Option Plan (“2008 Option Plan”) whereby the board is authorized to grant to employees and other related persons stock options to purchase an aggregate of up to 6,000,000 shares of the Company's common stock. Subject to the adoption of the 2008 Option Plan, all of the options were granted and vest, pursuant to the terms of the 2008 Option Plan, in six equal installments, with the first installment vesting at the date of grant, the second installment vesting October 29, 2008, the third installment vesting April 29, 2009, the fourth installment vesting October 29, 2009, the fifth installment vesting April 29, 2010 and the last installment vesting October 29, 2010.

On April 29, 2008, the Company granted 400,000 stock options to employees at a price of $0.52 per share and 850,000 stock options to management at a price of $0.52 per share.

In the six months ended August 31, 2008, the Company has agreed to grant share stock awards to officers and directors for each newly discovered reserves of 1,000,000 oz AU (or Au-Ag equivalent) to a maximum of 400,000 shares.

In the six months ended August 31, 2008, the Company entered into a consulting agreement with Sam Osman to conduct public relations for the Company. Mr. Osman was granted 200,000 options to purchase 200,000 common shares of the Company at a price of $0.52 per share, expiring June 30, 2010.

In the six months ended August 31, 2008, the Company awarded 1,450,000 options to purchase common shares (2007 – 1,635,000) and recorded stock-based compensation expense of $327,470 (2007 - $698,878). The weighted average fair value of each option granted for the six months ended August 31, 2008 was $0.27. The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2008:

2008
Expected volatility	62% - 72%
Expected dividend rate	-
Expected life of options in years	2 - 10
Risk-free rate	2.82% - 3.86%

There were no capitalized stock-based compensation costs at August 31, 2008 or August 31, 2007.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

11.	STOCK COMPENSATION PROGRAM (CONTINUED)

The summary of option activity under the 2008 Option Plan as of August 31, 2008, and changes during the period then ended, is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options			Term

Balance at March 1, 2008	$0.87	2,475,000	7.93	$222,500
Options granted	0.52	1,450,000	7.86	-
Options exercised	-	-	-	-
Options cancelled/forfeited	$-	-	-	-

Balance at August 31, 2008	$0.74	3,925,000	7.86	$-

Exercisable at August 31, 2008	$0.73	1,979,167	7.27	$-

The weighted-average grant-date fair value of options granted during the six months ended August 31, 2008 and August 31, 2007 was $0.49 and $0.80, respectively.

A summary of the status of the Company’s nonvested options as of August 31, 2008, and changes during the six months ended August 31, 2008, is presented below:

		Weighted-average
		Grant-Date
Non-vested options	Shares	Fair Value

Nonvested at February 29, 2008	1,065,000	$0.76
Granted	1,450,000	0.29
Vested	(569,167)	0.39

Nonvested at August 31, 2008	1,945,833	$0.46

As of August 31, 2008, there was an estimated $845,698 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 and 2008 nonqualified stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 1.65 years.

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

12.	WARRANTS

As at August 31, 2008, the Company had a total of 3,103,443 (February 29, 2008 – 4,486,100) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 3,103,443 shares of common stock in the event that these warrants are exercised.

During the six months ended August 31, 2008, the Company received $nil from warrants exercised.

The outstanding warrants include 1,000,000 Series D Warrants exercisable at $1.25 per share and 1,000,000 Series E Warrants exercisable at $1.50 per share; of which all are exercisable at the option of the holder, have no redemption features, and are settled on a physical basis. All the warrants were fully vested upon issuance.

At August 31, 2008, there were 1,000,000 Series D Warrants and 1,000,000 Series E Warrants outstanding. The Series E Warrants will become exercisable only when the Series D Warrants have been fully exercised.  Unless terminated earlier as a result of failure to vest, the Series D and Series E Warrants will each expire on December 31, 2008.

The Company had issued 2,917,500 warrants exercisable at $1.00 each pursuant to the issuance of convertible debentures. These warrants expired on April 30, 2008.

The Company had issued 375,000 warrants exercisable at $1.00 each pursuant to the issuance of a private placement unit offering. These warrants expired on April 30, 2008.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2007	8,217,500	$1.00

Issued	113,000	1.00
Cancelled	-	-
Exercised	(3,844,400)	0.80

Balance, February 29, 2008	4,486,100	$1.17
Issued	990,443	0.72
Cancelled	(2,043,100)	1.00
Exercised	(330,000)	1.00

August 31, 2008	3,103,443	$1.15

As at August 31, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
250,000	$0.65	June 30, 2012
740,443	$0.75	April to August, 2012
1,000,000	$1.25	December 31, 2008
1,000,000	$1.50	December 31, 2008
113,000	$1.00	January 31, 2010
3,103,443

MEXORO MINERALS LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2008
(Unaudited) (Expressed in U.S. Dollars)

13.	RELATED PARTY TRANSACTIONS

For the six months ended August 31, 2008, the Company paid or accrued management fees of $104,440 (August 31, 2007 - $298,597) to certain officers and directors and to companies controlled by directors. The Company also paid or accrued $7,449 (August 31, 2007 - $47,929) to certain officers and directors and to companies controlled by directors for travel, office and other related expenses.

As at August 31, 2008, accounts payable of $84,000 (August 31, 2007 - $36,876) were owing to an officer and director of the Company and $nil (August 31, 2007 - $91,771) was owing to companies controlled by directors. In addition, promissory notes of $706,791 (August 31, 2007 - $106,050) were owed to companies controlled by directors (note 6).

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

14.	COMMITMENTS

During the year ended February 28, 2007, the Company entered into an agreement for the lease of new office premises for a two-year period, commencing on September 15, 2006 and ending on September 14, 2008. The Company is committed to spend approximately $22,800 under this arrangement.

On July 1, 2008, the Company entered into an investor relations agreement with Vastani Company (“Vastani”), whereby Vastani will act as an investor relationship advisor to the Company. The Company has agreed to pay a monthly retainer of €20,000 and 1,000,000 warrants to purchase shares of the Company’s common stock. This includes 250,000 warrants at a price of $0.65 per share vesting on signing, 250,000 warrants at an execution price of $1.30 per share vesting after 90 days, 250,000 warrants at a price of $2.00 per share vesting after 120 days and 250,000 warrants at a price of $2.75 per share vesting after 180 days. The warrants expire on June 30, 2012.

15.	SUBSEQUENT EVENTS

a)	On September 9, 2008, the Company retained the services of Haywood Securities of Toronto, Canada to sponsor the listing of the common shares of Mexoro on the TSX or TSX-V exchange.

b)
On September 10, 2008, the Company sold 212,500 units (consisting of two common shares of the Company and one Series A warrant, exercisable at $0.75 to purchase one share) at a price of $0.80 per unit for the total purchase price of $170,000. The warrants have a term of four years.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

Overview

Mexoro Minerals Ltd. (“Mexoro” or the “Company”) is a start-up exploration stage company and has not yet generated or realized any revenues from exploration projects, which commenced on May 1, 2004. On September 9, 2008, we announced that we retained the services of Haywood Securities Inc. of Toronto, Canada to sponsor the listing of our common shares on the TSX or TSX-V exchange. As of August 31, 2008, we had $1,352 in our bank account.

On May 5, 2008, we signed a letter of intent (”LOI”) to enter into a strategic alliance with Paramount Gold and Silver Corp. (“Paramount”) to combine mining and exploration expertise, along with efficient use of personnel, drill rigs and current mining concessions to improve efficiencies and potentially reduce costs for both companies. We believed that the alignment of interest between the two companies created synergy, especially as the two companies’ Guazapares projects are contiguous and create a large land position located in the state of Chihuahua, Mexico.

The LOI called for Paramount to invest a minimum of $4 million and maximum of $6 million into our Company, at a fixed price of $0.50 per unit by June 23, 2008. This date was extended until July 21, 2008 and then to August 5, 2008.  Paramount was unable to complete the minimum investment on August 5, 2008, and as such, the strategic alliance with Paramount was terminated on August 6, 2008.

On May 9, 2008, we issued a secured convertible debenture (the “Debenture”) with a one-year term in the amount of $500,000. In connection with the issuance of the Debenture, we entered into a “Security Agreement” with Paramount that secures our assets until there has been full compliance with the terms of the Debenture.  Paramount may convert all or a portion of the principal amount of the Debenture into units consisting of one share of our common stock and half a warrant to purchase one share of our common stock. Subject to certain adjustments upon the occurrence of various capital reorganizations and other events, the units are convertible at $0.50 per unit for a total of up to 1,000,000 shares of common stock and up to 500,000 warrants at $0.75 to purchase shares of common stock (the “Warrants”). The Warrants have a term of four years from the date that Paramount converts the Debenture or the portion of the Debenture covering those warrants. A holder of the Warrants may exercise those Warrants at $0.75 (subject to adjustments upon the occurrence of certain events like stock splits).

On June 23, 2008, we signed an addendum to the strategic alliance granting Paramount an extension for the closing of the transaction until July 21, 2008. As such, Paramount invested an additional $370,000 into our Company under the same terms as the original secured convertible debenture. This debenture is convertible into up to 740,000 shares of our common stock and up to 370,000 warrants which are exercisable into shares of our common stock at $0.75 per share.

On July 16, 2008, we received an additional payment from Paramount in the amount of $500,000 pursuant to the strategic alliance. This additional advance allowed Mexoro to continue its ongoing drill program on both the Cieneguita and Guazapares projects. The funds are advanced by way of a secured convertible debenture which bears interest at a rate of 8% per annum for a term of one year. Paramount has the option to convert the debt into units. Along with this additional advance, Mexoro agreed to extend the closing deadline of the strategic alliance transaction until August 5, 2008 with Paramount's continued commitment to fund Mexoro's operating expenses.

On August 6, 2008, the strategic alliance between Mexoro and Paramount was terminated, including Paramount’s right of first refusal on financings. As a result of Paramount holding convertible debentures in the amount of $1,370,000 resulting from advances made to Mexoro Minerals to fund exploration, they agreed to defer interest payments on the advances until September 10, 2008.  The September 10, 2008 interest payment date has subsequently been extended again to October 10, 2008.

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. While we believe that we have raised sufficient funds in our recent offerings to allow us to continue in business until October 31, 2008, we may not be able to continue in business beyond that date unless we obtain additional capital. We have not generated any revenues, and no revenues are anticipated unless and until mineralized material is discovered on the properties in which we have an interest.

For the 12-month period from September 2008 to August 2009, we need to raise additional capital to maintain operations. We will need a minimum of $1,349,000 for property payments and an additional $840,000 for general and administrative costs. This does not include any capital to execute our exploration programs as detailed below. The following table shows our contractual property payments that are due until August 2009:

Name	Date	Payment Type	USD

Guazapares Property[1]	August 2008	Property payment	$110,000

Sahuayacan Property	August 2008 to July 2011	Property payments	$170,000

Encino Gordo Property	December 2008	Property payment	$75,000

San Antonio (Guazapares)	January 2009	Property payment	$50,000

Sahuayacan Property (La Maravilla)	January 2009	Property payment	$34,000

Segundo Santo Nino (Sahauyacan)	November 2008 and May 2009	Property payment	$40,000

Cieneguita Property	May 2009	Property payment	$120,000

San Francisco (Guazapares)	June 2009	Property payment	$250,000

Guazapares Property	August 2009	Property payment	$500,000

1 All Guazapares payments due by December 31, 2008 have been deferred, until in the opinion of the directors of Mexoro, Sunburst de Mexico and Mexoro have sufficient funds to make the payments. This includes deferred payments of $100,000 due in November 2005, $60,000 due in August 2006 and $140,000 due in August 2007.

Additionally, if our exploration during that time period is successful, we may need to raise additional capital to fund those exploration programs. At this time, we cannot assess with any accuracy our total capital needs to fund an expanded exploration program beyond our basic program.  We do not have any additional sources of additional capital to fund our operations beyond October 31, 2008. We also believe that we will not generate any revenues that would allow us to continue operations. If we are unable to raise additional capital through debt or equity beyond October 31, 2008, it is most likely that we would need to cease operations and forfeit our properties as we would be unable to make the necessary property payments.

Plan of Operation

Summary

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. On May 5, 2008, we entered into a strategic alliance with Paramount to invest between $4 million and $6 million in our company by July 21, 2008. Paramount forwarded an initial $500,000 on May 9, 2008, an additional $370,000, on June 23, 2008, and a final payment of $500,000 on July 16, 2008 for a total investment of $1,370,000 in the form of secured convertible debentures. The proceeds from these placements were primarily used to continue the drilling programs on our Cieneguita and Guazapares properties. As the Paramount strategic alliance was terminated, and in order to continue our exploration plans and fund general administrative expenses as a minimum, we will need to raise additional working capital to maintain basic operations. We would plan to raise those funds through the sale of equity or debt. At this time we do not have any sources to raise additional capital, and we cannot assure you that we will be able to find sources to raise additional capital. Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration properties.

In the event that our exploration program finds exploration targets that warrant additional exploration work, including exploration by drilling, we will not have enough cash available to fund an expanded exploration program. If we decide to expand our exploration program, we would need to raise additional capital to meet these needs. We currently do not have any sources of additional capital available to us, and we may not have any in the future. The failure to raise additional capital would severely curtail our ability to conduct any additional exploration work that might be warranted because of the results of our current exploration program.

We are not involved in any research and development on our exploration properties. We have no known reserves on the Cieneguita Property. Our original strategy was to put the Cieneguita property into production, and as such we purchased approximately $250,000 worth of new and used mining equipment to be used for heap leach production. We contemplated putting the Cieneguita Property into production during 2008 but recent positive exploration results from our drilling programs have changed that plan. It is management’s plan to try and sell the equipment that we have purchased. At this time, we have no estimates on what the equipment will be worth in the secondary market. If we are unable to sell it, we may lose all of our capital investment. We cannot assure you that we will be able to sell the equipment at a price to recover our original investment, or at all.

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

Such expenditures depend upon the size of the mineralized body, the grade of the mineralized and the type of mining that is required to extract any minerals that may be found. Regardless, we do not have enough capital available to us to make any such expenditure that would be required to put any mineral property into production, and we therefore would have to raise the additional capital or, if possible, enter into a joint venture for the production phase. If we were to form a joint venture, we cannot assess what our final position in the project would be. We do not have any sources of capital available to us at this time to fund such a project if one should be discovered.

We hired our VP of Exploration on March 1, 2007. We also hired an office administrator for our office in Chihuahua. We hired one geologist in 2006, three geologists in 2007 and another geologist in February 2008 to work on our exploration programs. One of our geologists resigned in June 2008. We do not expect any significant change in additional contractors to conduct exploration over the next 12 months. Other than the VP of Exploration and our geologists, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors, we minimize our exposure to Mexican employment law, and all liabilities are undertaken by the third party contractors providing the services. We pay a flat rate to the third parties for their services.

In the event that we should find a mineable reserve, it is management’s intention to contract the mining and milling of any mineralized reserves out to third parties. We do not have any known reserves at this time.

Exploration Projects – Current Status

In the following summaries of the current status of our exploration projects, we do not purport to have an SEC Industry Guide 7 compliant mineral reserve.  We do believe, however, that the quantity of mineralized materials as set out in the summaries fall within the definitions and classifications of the Canadian Institute of Mining.  For purposes of satisfying Canadian National Instrument 43-101 (“NI 43-101”), the qualified person who has done the geologic modeling and the resource calculation and has reviewed our results is Dana C. Durgin, MSc. Economic Geology. He is a Certified Professional Geologist (CPG #10364) with the American Institute of Professional Geologists, and a Registered Professional Geologist in Wyoming (PG-2886). Mr. Francisco Barry Quiroz, MSc. In Economic Geology and our V.P. Exploration, is the technical person who prepared or supervised the preparation of the technical information that is summarized below.  While Mr. Quiroz is a member in good Standing of the Society of Economic Geologists (SEG) and of the Asociacion de Ingenieros Mineros, Metalurgistas y Geologos de Mexico (AIMMGM), membership in such organizations is not recognized under NI 43-101.  The disclosure of all our results from our exploration work were prepared under the supervision of Mr. Quiroz and reviewed by Mr. Durgin.

Cieneguita

On August 28, 2008, we announced the completion of a cross section-based geologic model at Cieneguita by Delve Consultants, which calculated inferred geologic material of 14.86 million tons at a grade of 2.12 g/t gold-equivalent. This preliminary estimate was done to better understand the geologic controls of mineralization, and the distribution of areas requiring more drilling rather than as a rigorous reserve estimate.

The preliminary estimate confirmed that the Cieneguita mineralized material is hosted in a diatreme breccia, shaped like a funnel which has been flattened laterally. At the surface, the mineralized body is one kilometer long and averages 200 meters in width. The north and south sides are nearly vertical; the east and west sides are more gently inclined. One of the drill holes was stopped in the breccia at 290 meters, and thus it appears that the breccia body extends to at least that depth.

This is an in situ geologic body. Neither mining procedures nor metallurgical recoveries were considered in the calculation. However, because this is a poly-metallic sulfide body, processing by floatation will probably be necessary. In calculating the estimate, geology and individual assays from 45 drill holes (only the first 37 of these had assays) were displayed on 4 longitudinal sections and 23 cross sections at 40 meter intervals. Using this data and surface mapping, an interpretive geologic model was built and an estimate was calculated. A cut-off grade of $30 per ton gold-equivalent was used to define the boundaries of mineralized bodies. On cross sections, mineralization was projected half the distance to adjacent sections, and half the lateral distance to adjacent holes or 50 meters, whichever was less. The gold-equivalent figures were calculated using $850 per ounce gold, $15.50 per ounce silver, $0.75 per pound lead, and $0.90 per pound zinc.

In addition to producing an inferred geologic report, this modeling also pointed out high priority areas in which to concentrate the ongoing drilling program. We believe that focusing on these areas, coupled with infill drilling, has the potential to expedite the expansion of the mineralized material. It appears that the best grades and greatest thicknesses of this Au-Ag-Pb-Zn mineralization are concentrated in the western half of the deposit, south of the earlier Pit #2 by Glamis Gold, whose subsidiary previously produced on the site. Management believes that Pit #2 is also the area of the inferred throat of the diatreme, so mineralization is expected to extend to greater depths in that area, though we cannot assure you of that result. Also, because of the restrictions that were placed on defining the limits of the mineralized blocks, there appears to be potentially large volumes of mineralized material that were not included in the calculation, due to wide drill spacing of 80 meter centers.

The phase I exploration program at Cieneguita, carried out from November 2006 to February 2007, was initially focused on a systematic geological mapping (1:1,000) and sampling of roadcut and outcrop exposures. This exploration program outlined the main mineralization zone which has been traced in outcrops approximately 800 meters along strike. In addition, three new high-grade gold areas were identified beyond the known limits of mineralization.

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

Mineralized grades in the drilling were intersected by drillholes CI-02, CI-05, CI-06 CI-08, CI-09, CI-10 and CI-21 as follows:

•	Drill hole CI-02
o	5 meters (m) with 6.13 g/t Au from 97.50 to 102.50 m
•	Drill hole CI-05
o	4.10 m with 2.75 g/t Au from 40.90 to 45.0 m
o	4.60 m with 2.89 g/t Au from 62.90 to 67.50 m
o	6.00 m with 1.16 g/t Au, 56.1 g/t Ag, 0.44% Pb and 0.76% Zn from 118 to 124 m
o	4.50 m with 0.69 g/t Au, 183.56 g/t Ag, 0.39% Pb and 1.23% Zn from 147.50 to 152 m
o	6.00 m with 0.62 g/t Au, 81.35 g/t Ag, 1.92% Pb and 3.55% Zn from 156.50 to 162.50 m
•	Drill hole CI-06
o	11.70 m with 2.58 g/t Au from 12.3 to 24m
•	Drill hole CI-08
o	From 96.50 to 122.00 m (25.50 m) with 0.31 g/t Au, 48.49 g/t Ag, 0.82% Pb & 1.22%Zn
o	From 130.75 to 141.24 m (10.50 m) with 0.96 g/t Au, 90.34 g/t Ag, 0.52% Pb & 0.91 % Zn
▪	Including: 6 m with 1.47 g/t Au, 140.95 g/t Ag, 0.44% Pb and 0.61% Zn
•	Drill hole CI-09
o	From 8.40 to 12.20 m (3.80 m) with 1.39 g/t Au and 149.9 g/t Ag
o	From 52.70 to 60.20 m (7.50 m) with 0.43 g/t Au, 105.58 g/t Ag, 0.40%Pb and 0.64% Zn
▪	Including: 1.50 m with 0.54 g/t Au, 171 g/t Ag, 0.72% Pb and 1.49% Zn
•	Drill hole CI-10
o	From 0.0 to 6.00 m (6.0 m) with 1.19 g/t Au and 27.7 g/t Ag
o	From 74.50 to 94.0 m (19.50 m) with 0.73 g/t Au, 57.56 g/t Ag, 0.73% Pb & 1.03% Zn
▪	Including: 3 m with 0.81 g/t Au, 96.55 g/t Ag, 1.28% Pb and 2.47% Zn
o	From 95.50 to 100.0 m (4.50 m) with 1.34 g/t Au, 140.90 g/t Ag, 0.09% Pb and 0.13% Zn
o	From 109.0 to 118.0 m (9.0 m) with 0.26 g/t Au, 277.88 g/t Ag, 0.26% Pb and 0.42% Zn
▪	Including: 1.50 m with 0.28 g/t Au, 976 g/t Ag, 0.20% Pb and 0.19% Zn
•	Drill hole CI-21
▪	From 42.5 to 116.5 m (74.00 m) with 1.72 g/t Au and 119. g/t Ag
▪	Including 10.5 m with 2.42 g/t Au and 244.36 g/t Ag
▪	Including 16.5 m with 2.66 g/t Au and 135.22 g/t Ag
▪	Including 12.00 m with 1.66 g/t Au and 71.69 g/t Ag

On July 17, 2008, we announced assay results from six additional drill holes at Cieneguita (CI-25, CI-27 to CI-29 and CI-31 to CI-32) which intersected high grade mineralization. On July 28, 2008, we announced assay results from three additional holes (CI-30, CI-33 and CI-35) of which CI-30 and CI-35 confirmed the presence of a near surface sulfide mineralization characterized by Au + Ag (± Pb-Zn) by and the deeper sulfides Ag + Pb + Zn (± Au) mineralization.CI-33 did not intersect economic mineralization as it was drilled outside the known limit of the economic mineralization trying to extend the zone to the northwest.

•	Drill hole CI-25
▪	Intersected 46.50 m of 1.10 g/t Au, 332.60 g/t Ag, 0.35% Pb & 0.66% Zn
▪	Including 10.95 meters of 2.13 g/t Au, 976 g/t Ag, 0.38% Pb & 0.96% Zn
▪	Including 13.45 meters of 1.30 g/t Au, 149.53 g/t Ag, 0.57%Pb & 0.68% Zn
▪	Including two very narrow high grade veins with 0.15 m of 8.23 g/t Au, 5500 g/t Ag and 0.1 m of 8.84 g/t Au, 3130 g/t Ag
•	Drill hole CI-27
▪	Intersected 85.50 m of 0.70 g/t Au & 54.46 g/t Ag
▪	Including: 7.50 meters of 1.54 g/t Au, 148.66 g/t Ag, 0.15% Pb & 0.32%Zn
▪	Including 9.00 meters of 1.07 g/t Au, 82.47 g/t Ag, 0.18 % Pb & 0.22% Zn
•	Drill hole CI-29
▪	Intersected 30 m of 0.66 g/t Au, 58.75 g/t Ag, 0.45% Pb & 0.58% Zn
▪	Including 10.50 meters of 1.01 g/t Au, 92.71 g/t Ag, 0.37% Pb & 0.33% Zn
▪	Including15 m of 1.77 g/t Au & 66.65 g/t Ag
▪	Including 6 m of 3.55 g/t Au and 116.75 g/t Ag
▪	Including 64.60 m of 0.56% Pb & 0.80% Zn
▪	Including 12.80 m of 0.28% Pb & 0.70% Zn
•	Drill hole CI-30
▪	0 to 94.0 m with 1.21 g/t Au, 79.81 g/t Ag, 0.78% Pb and 1.19% Zn
▪	238.0 to 248.50 with 17.24 g/t Ag, 0.49% Pb and 0.76% Zn

On September 4, 2008, we announced assay results from six additional holes which continue to increase the size of the mineralized material.

•	Drill hole CI-34
•	46.00 meters (0 to 46.0 m) averaging 4.68 g/t Au, 87.67 g/t Ag, 0.24% Pb and 0.22% Zn
•	93.0 meters (128.5 to 221.5 m) with 0.10 g/t Au, 15.81 g/t Ag, 0.55% Pb and 0.85% Zn.
•	Drill hole CI-35
▪	0 to 31.0 meters with 1.72 g/t Au, 67.36 g/t AG, 0.56% Pb and 0.72% Zn
▪	261 to 272.60 meters with 0.34% Pb and 0.54% Zn

•
Drill holes CI-36 and CI-39 intersected significant precious metal mineralization near the surface. Both holes were collared to the north-northeast of CI-34 in the vicinity of Pit No.2, just at the limit of the known mineralized area. CI-36 intersected 33.0 meters (14.50 to 47.5 m) averaging 0.48 g/t Au and 43.89 g/t Ag and 13.5 meters (68.50 to 82.0 m) with 0.53 g/t Au and 41.64 g/t Ag.

•	CI-39 intersected 79.60 meters (12.9 to 91.20 m) averaging 0.43 g/t Au and 17.05 g/t Ag.
•
Three drill holes, CI-26, CI-37 and CI-38, were completed in a low-grade precious and base metal mineralization zone close to an andesitic post-mineral dyke in the central portion of the Cieneguita mineralized system. Drill holes CI-37 and CI-38 intersected important precious metal mineralization starting from surface and ended significant base metal mineralization.

•	CI-38 intersected 91 meters (0 to 91 m) averaging 0.46 g/t Au and 15.20 g/t Ag and ended with 29.05 meters (147.25 to 176.30) averaging 0.26 g/t Au, 31.38 g/t Ag, 0.51% Pb and 1.01% Zn.
•	Hole CI-37 intersected 15 meters (10.50 to 25.5 m) 0.34 g/t Au and 48.88 Ag and ended with 10.60 meters (202.50 to 213.10) with 0.18 g/t Au, 26.89 g/t Ag, 0.54% Pb and 0.69% Zn.

The following map shows the location of the drill holes:

CIENEGUITA PROJECT
Drilling Program 2008
N
LEGEND
Proposed Drillhole
Completed Drillhole
Completed Drillhole Without Assay Results
Known Ore-body Outline
Outcropping Vein / Mineralized Area
Fault / Structure
Post-mineral Dyke
0 25 50 100 150 200
Meters
794800
795000
795200
795400
795600
795800
3004800
3004500
3004200

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

Holes CI-18 and CI-21 were collared on, and to the south of, PIT 2 in a southeast direction. The drill holes were designed to test anomalous and high grade gold values obtained from surface samples taken during the mapping process carried out in 2007. The results indicate the continuation to the southeast of both the near surface oxide mineralization and the deeper sulfide gold-silver (+Pb-Zn) mineralization. Follow-up drill holes may be programmed to test the extension of the mineralized intervals to the east and at depth. Gold and silver mineralization intersected in drill hole CI-21 may represent a new hydrothermal mineralization center at the southwest margin of the Cieneguita system that could increase the potential of the Cieneguita project significantly.

Drill hole CI-21 identified a new gold zone to the south of Pit 2 and expanded the deposit at depth. Highlights from CI-21 include an intercept of 74 meters of 1.72 g/t Au and 119.77 g/t Ag; which included 10.50 meters of 2.42 g/t Au and 244.36 g/t Ag and 16.50 meters of 2.66 g/t Au and 135.22 g/t Ag.

Hole CI-21 was collared to the south of Pit 2 in a southeast direction. This drill hole was designed to test anomalous and high grade gold values obtained from surface samples taken during the mapping process carried out in 2007. The results indicate an expansion of both the near surface oxide mineralization and the deeper sulfide gold-silver (+lead-zinc) mineralization. Gold, silver and base metals mineralization intersected in drillhole CI-21 may represent a new hydrothermal mineralization center at the southwest portion of the Cieneguita system that could significantly increase the potential of the project. Hole CI-23 did not encounter economic mineralization.

On August 18, 2008, we announced we would be adding a second drill rig to the Cieneguita Project to complete infill drilling on 40 meter spacing so that a resource estimate compliant to NI 43-101 can be made as soon as possible.

On September 4, 2008, we released the results of six diamond core drill holes, bringing the total to 52 drill holes completed, with assay results now complete through holes CI-47 Drill hole CI-34 further confirmed and expanded near-surface mineralization in the west portion of the known mineralized system at Cieneguita. Drill holes CI-36 and CI-39 intersected significant precious metal mineralization near the surface. Both holes were collared to the north-northeast of CI-34 in the vicinity of Pit No.2, just at the limit of the known mineralized area. Hole CI-34 extended the mineralization identified in CI-21, CI-30 and CI-35 further west and it suggests that it is remains open in that direction. Three drill holes, CI-26, CI-37 and CI-38, were completed in a low-grade precious and base metal mineralization zone close to an andesitic post-mineral dyke in the central portion of the Cieneguita mineralized system. Drillholes CI-37 and CI-38 intersected important precious metal mineralization starting from surface and ended significant base metal mineralization.

•	Drill hole CI-34 intersected broad intervals
▪	including 46.00 meters averaging 4.68 g/t Au, 87.67 g/t Ag, 0.24% Pb and 0.22% Zn
▪	including 93.0 meters with 0.10 g/t Au, 15.81 g/t Ag, 0.55% Pb and 0.85% Zn
•	Drill hole CI-36
▪	intersected 33.0 meters averaging 0.48 g/t Au and 43.89 g/t Ag
▪	intersected 13.5 meters with 0.53 g/t Au and 41.64 g/t Ag.
•	Drill hole CI-39
▪	intersected 79.60 meters averaging 0.43 g/t Au and 17.05 g/t Ag
•	Drill hole CI-37
▪	intersected 15 meters with 0.34 g/t Au and 48.88 Ag
▪	intersected 10.60 meters with 0.18 g/t Au, 26.89 g/t Ag, 0.54% Pb and 0.69% Zn
•	Drill hole CI-38
▪	intersected 91 meters averaging 0.46 g/t Au and 15.20 g/t Ag
▪	intersected 29.05 meters averaging 0.26 g/t Au, 31.38 g/t Ag, 0.51% Pb and 1.01% Zn

Drill hole CI-34 was collared in the western portion of the Cieneguita mineralized system, where the best grades and greatest thickness of precious and base metals mineralization have been found, which seems to represent the main conduit of the diatreme. Mineralization intersected in CI-34 and CI-29 suggests that mineralization still remains open to west, southwest and to depth in the western part of the Cieneguita deposit.

•
Drill holes CI-44, CI-45 and CI-46 have confirmed and expanded mineralization in the west-southwest parts of the Cieneguita mineralized body. The three drill holes intersected broad intervals of mineralization and have ended in mineralization prior to reaching their target depth. Diamond drill hole CI-46, which intersected 23.00 meters averaging 8.93 grams per ton gold and 63.69 grams per ton silver, further demonstrates the continuity and depth extent of mineralization in the main part of the Cieneguita deposit. Drill holes CI-44 and CI-45 have extended mineralization a minimum of 100 meters to the southwest of previously reported drill hole CI-34. Hole CI-44 intersected 18.40 meters averaging 1.10 grams gold per ton and 30.25 grams silver per ton whereas CI-45 intersected 43.00 meters with 0.5 grams gold per ton, 36.51 grams silver per ton, 0.28% lead and 0.40% zinc.

•
Hole CI-46 is a significant hole because it has high grades over a long interval (23.00 meters of 8.93 grams per ton gold and 63.39 grams per ton silver) – the first time this has been seen at the Cieneguita project.  It included two assay intervals greater than 32 grams per ton.  This intercept suggests that there are high grade, structurally controlled zones within the more generally disseminated body of mineralization, which may help to raise the overall grade of the deposit.

With these new mineralized intervals, mineralization at Cieneguita has been traced along a length of 1,000 meters and remains open to west-southwest and to depth in the western part of the mineralized body.

•
Drill holes CI-40, CI-41 and CI-47 were completed in the central-east part of the Cieneguita mineralized body and intersected attractive mineralization grading 48.80 meters averaging 0.86 grams per ton gold, 166.91 grams per ton silver, 0.52% lead and 1.10% zinc including 16.70 meters averaging 1.18 grams per ton gold, 366.86 grams per ton silver, 0.76% lead and 1.76% zinc. These intersections extend at least 50 meters to the south of the previously reported high-grade intersections in drill hole CI-25.

Drill hole CI-40 was collared in the eastern portion of the Cieneguita system close to the western limit of the Pit 1 area intersecting several intervals including 1.88 grams per ton gold over 4.50 meters.

Drill holes CI-42 and C-43 were collared to the west of the Cieneguita mineralized body beyond the known limit of the mineralization. CI-42 was completed in the west-northwest edge of the known limit of mineralization intersecting attractive gold intervals and broad intervals of lead ± zinc ± silver mineralization. CI-42 returned 15 meters averaging 0.42 grams per ton gold and 17.23 gram per ton silver and 22.60 meters grading 40.89 grams per ton silver, 0.71% lead and 1.13% zinc. CI-43 intersected favorable alteration and local mineralization grading 0.46 grams per ton gold over 18.00 meters and 53.84 grams per ton silver over 15.00 meters.

Reconnaissance-style exploration and a detailed mapping and sampling program of the Piedras Blancas area, 500 meters to the south, are currently in progress, aimed to identify additional drilling targets within Mexoro’s concessions at its Cieneguita project.

Mexoro’s exploration drilling program continues to the west, where access road and drilling platforms have been completed to explore Cieneguita’s potential in the westerly direction. Parallel to this exploration drilling in the western portion, an infill drilling program has been initiated, including preparing access roads and drilling platforms and bringing in a second drill rig.

A summary of the Cieneguita assay results are described in the table below:

Hole	From	To	Interval	Au	Ag	Pb (%)	Zn (%)
ID	(m)	(m)	(m)	(g/t)	(g/t)
CI-01	4.60	6.40	1.80	1.48
	7.85	16.45	8.60	1.05
	21.50	30.00	8.50	1.35

CI-02	73.50	78.00	4.50	1.21
	94.10	102.50	8.40	2.83
	110.15	113.00	2.85	2.33
	192.00	195.00	3.00	1.60

CI-03	48.85	74.50	25.65	1.40	24.46
	82.00	95.50	13.50	2.01	21.34

CI-05	33.50	52.50	19.00	1.77
	62.90	82.50	19.60	1.69
	118.00	125.00	7.00	1.16	49.16	0.36	0.34
	147.50	162.50	15.00	0.74	106.53	0.93	1.79

CI-06	12.30	24.00	11.70	2.58

CI-07	0.0	11.50	11.50	0.78
	74.60	78.50	3.90	0.5	114.26	0.15	0.41
	102.50	104.00	1.5	1.32
	111.50	113.00	1.50	1.95

CI-08	3.50	5.00	1.50	1.08
	96.50	122.00	25.50	0.31	48.49	0.82	1.21
	130.75	141.25	10.50	0.96	90.34	0.52	0.91
	166.75	170.70	3.95			1.02	1.18
	198.25	201.40	3.15			0.09	1.34

CI-09	8.40	12.20	3.80	1.39	149.90
	52.70	60.20	7.50	0.44	105.58	0.40	0.66
	102.20	109.70	7.50	0.25	39.08	0.47	1.31

CI-10	0.00	6.00	6.00	1.19	22.70
	12.50	15.25	3.25	1.14	22.10
	74.50	94.00	19.50	0.73	57.56	0.73	1.03
	95.50	100.00	4.50	1.39	140.90	0.09	0.13
	1.09	118.00	9.00	0.26	277.88	0.26	0.42

CI-12	54.00	55.50	1.50	1.72
	87.00	88.50	1.50	1.07
	139.50	159.00	19.50	0.76

Hole	From	To	Interval	Au	Ag	Pb (%)	Zn (%)
ID	(m)	(m)	(m)	(g/t)	(g/t)

CI-13	84.40	92.00	9.10	0.45
	111.50	123.25	11.75	0.81
	210.50	213.50	3.00			0.50	0.85
	282.50	293.00	10.50			0.55	0.94

CI-14	114.50	117.50	3.00	1.53
	135.00	144.00	9.00	0.95

CI-15	0.0	10.50	10.50	2.15	34.62

CI-16	0.0	19.30	19.30	1.57	26.50

CI-18	0.0	14.50	14.50	1.10	26.95
	81.50	93.50	12.00	0.37	100.64
	102.50	149.00	46.50	0.47	58.75
	165.50	170.00	4.50	0.58	37.90
	171.50	186.59	15.00	0.44	27.15
	189.50	197.00	7.50	0.29	82.12	0.26	0.56
	197.00	207.50	10.50	0.53	42.64
	215.00	228.50	13.50	0.93	50.47
	248.00	251.00	3.00	0.14	20.30	0.38	0.46
	264.50	276.50	12.00	0.18	21.01	0.64	1.02
Including	264.50	269.00	4.50	0.21	28.33	1.03	1.82

CI-19	15.50	32.50	15.00	0.75	106.14
Including	17.50	23.50	6.00	1.33	145.17

CI-20	0.0	19.00	19.00	0.89
Including	11.50	14.50	3.00	1.09

CI-21	42.50	116.50	74.00	1.72	119.77
Including	42.50	53.00	10.50	2.42	244.36
Including	76.00	92.50	16.50	2.66	135.22
Including	98.50	110.50	12.00	1.66	71.69

CI-22	0.0	89.50	89.50	0.57	50.98	0.10	0.17
Including	15.00	30.00	15.00	1.03	59.58
Including	21.00	27.00	6.00	1.68	75.07	0.40	0.81
Including	77.00	89.50	12.50	0.84	79.96
Including	84.50	89.50	5.00	1.17	157.03

CI-24	0.0	59.50	59.50	1.31	60.38
Including	12.50	42.05	29.55	1.65	90.90
Including	15.50	29.00	13.50	1.70	161.81
Including	47.85	52.00	4.15	1.32	38.55	0.50	1.25

Hole	From	To	Interval	Au	Ag	Pb (%)	Zn (%)
ID	(m)	(m)	(m)	(g/t)	(g/t)
CI-25	0.00	25.20	25.20	0.53	66.34	0.44	0.74
	52.00	98.50	46.50	1.10	332.60	0.35	0.66
Including	56.95	69.05	10.95	2.13	976.05	0.38	0.96
Including	69.05	82.50	13.45	1.30	149.53	0.57	0.68
	279.30	293.90	14.60	0.19	110.31	0.25	0.63

CI-27	11.10	24.60	13.50	0.60	26.84	0.24	0.35
	44.10	126.60	85.50	0.70	54.46
Including	56.10	63.60	7.50	1.54	148.66	0.15	0.32
Including	110.10	119.10	9.00	1.07	82.47	0.18	0.22

CI-28	61.50	158.00	96.50	0.62	61.75
Including	42.50	87.40	44.90	0.40	69.44
Including	113.00	120.50	7.50	1.16	143.24
Including	125.00	137.00	12.00	1.04	114.71

CI-29	5.00	56.00	51.00	0.50	55.03	0.34	0.46
Including	26.00	56.00	30.00	0.66	58.75	0.45	0.58
Including	45.50	56.00	10.50	1.01	92.71	0.37	0.33
	81.50	96.50	15.00	1.77	66.65
Including	90.50	96.50	6.00	3.55	116.75
	132.50	197.00	64.60			0.56	0.80
End of hole	225.50	238.30	12.80			0.28	0.70

CI-30	0.0	154.0	154.0	0.88	58.34	0.61	0.93
Including	0.0	94.0	94.0	1.21	79.81	0.78	1.19

CI-31	0.00	11.30	11.30	0.80	9.71
	59.50	66.10	6.60	1.07	162.42	0.37	0.74
	101.50	104.50	3.00	1.46

CI-32	4.10	7.55	3.45	0.90	68.75
	46.50	61.00	14.50	1.89	84.01	0.22	0.29
	76.50	80.30	3.80	1.10

CI-34	0.0	46.00	46.00	4.68	87.67	0.24	0.22
Including	0.0	13.00	13.00	6.52	266.52	0.80	0.73
Including	20.50	44.50	24.00	5.00	13.55

CI-34	128.50	221.50	93.00	0.10	15.81	0.55	0.85

CI-35	0.0	103.0	103.0	0.75	63.64	0.39	0.52
Including	0.0	31.0	31.0	1.72	67.36	0.56	0.72

CI-36	14.50	47.50	33.00	0.48	43.89
Including	14.50	22.00	7.50	0.84	58.20
CI-36	68.50	82.00	13.50	0.53	41.64
CI-36	12.90	91.20	79.60	0.43	17.05
Including	29.50	32.50	3.00	1.29	204.60

CI-37	10.50	25.50	15.00	0.34	48.88
Ended In	202.50	213.10	10.60	0.18	26.89	0.54	0.69

CI-38	0.0	91.00	91.00	0.46	15.20
Including	14.40	37.00	22.60	0.61	39.43
Including	59.50	91.00	31.50	0.57	7.90
Ended In	147.25	176.30	29.05	0.26	31.38	0.51	1.01

Drillhole	From (m)	To (m)	Interval (m)	Au (g/t)	Ag (g/t)	Pb (%)	Zn (%)
CI-46	0	23.00	23.0	8.93	63.39	0.073	0.12
	62.00	91.00	29.0	0.17	50.47	0.17	0.37
End of Hole	195.30	242.75	47.45	0.13	10.61	0.34	0.58

CI-45	0	43.00	43.0	0.50	36.51	0.28	0.40
	78.50	96.50	18.0	0.22	47.77	0.34	0.57
	105.50	148.50	43.0	0.10	16.98	0.52	0.82
End of Hole	195.00	208.05	13.05	0.16	22.49	0.89	1.20

CI-44	15.55	31.00	15.45	0.43	20.48
	47.10	65.50	18.4	1.10	30.25
	153.00	181.00	28.0	0.22	25.98	0.71	0.88
End of Hole	185.50	196.85	11.35		15.34	0.64	0.91

Drillhole	From (m)	To (m)	Interval (m)	Au (g/t)	Ag (g/t)	Pb (%)	Zn (%)
CI-47	0	48.80	48.80	0.86	166.91	0.52	1.10
Including	5.60	19.70	4.10	1.03	54.67	0.39	0.83
Including	32.10	48.80	16.70	1.18	366.85	0.76	1.76
	57.90	65.70	7.80	0.53	101.37	0.41	0.58
	82.30	90.00	7.70	0.51	21.94

CI-41	0	55.60	0.49	29.35
	61.50	67.50	6.00	0.67	126.00
	76.50	91.50	15.00	0.42	28.30

CI-40	0	5.30	5.30	0.49
	36.50	41.00	4.50	1.88
	51.50	56.00	4.50	1.16

Drillhole	From (m)	To (m)	Interval (m)	Au (g/t)	Ag (g/t)	Pb (%)	Zn (%)
CI-43	0	18.00	18.00	0.46	15.37
	22.50	37.50	15.00	0.30	53.84

CI-42	4.00	19.00	15.00	0.42	17.23
	46.90	69.50	22.60	0.17	40.89	0.71	1.13
	101.00	115.00	15.00	0.17	33.00	1.03	0.92

The Cieneguita Property is without known reserves as defined wither by the SEC’s Industry Guide 7 or NI 43-101. Our proposed programs are exploratory in nature.

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

San Francisco Este Target

The San Francisco Este target is characterized by mineralized veins/breccias and quartz veins stockworked zones. The mineralized and altered zone on this target trends predominantly northwest. Drillholes GU-04 to GU-07 and GU-17 to GU-18 were designed to test the silver (± gold) mineralization identified on surface. GU-04 intersected 9.55 meters with 2.17 g/t Au Eq from surface down to 10 meters depth. Drillhole GU-08 encountered a mineralized interval of 5.20 meters with 1.68 g/t Au Eq. These intervals complement previous results for the surface sampling where we reported silver values from trace to 2,160 g/t Ag. Drillholes GU-05, GU-06 and GU-07 reported only gold and silver anomalies and did not intersect economic mineralization.

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

El Cantilito Target

El Cantilito is a mineralized zone produced mainly along northeast vein-structures where mineralization tends to cluster in mineralized-shoots and mineralized stock works developed in structural jogs and/mineralized intersection of main structures. Drillholes GU-14 to GU-16 and GU-19 were designed to test the outcropping mineralized structures. Drillholes GU-15 and GU-16 were collared in the west margin of the known limit of the mineralized structure and it appears to have opened up the exploration further west along El Cantilito structures. Drillhole GU-15 was stopped at 168 meters depth still in mineralization intersected 17.06 meters with 1.26 g/t Au Eq. including 1.30 meters with 6.10 g/t Au Eq. Drillhole GU-16 intercepted 18.92 meters with 4.33 g/t Au Eq. including 7.74 meters with 9.10 g/t Au Eq. Highlights of the mineralized drill intercepts are presented below:

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

The following is a map of the drillhole locations:

In May 2008, we moved a drill rig onto the Guazapares Property to commence the second round of drilling. A 6,000 meter diamond drilling program commenced in June 2008. The drill program may test alteration and mineralization targets, as well as additional areas identified during a drill campaign completed in December 2007.

The three main target areas include San Antonio, San Francisco, and El Cantilito. Drilling is expected to initially test alteration and mineralization centers located along these structural trends. The high priority target is where San Antonio, San Francisco, and El Cantilito mineralized structures intersect each other in the central part of the project area (drill holes GU-20, GU-22 and GU-23 are located within that target). Continuation along strike and at depth of the Antonio, San Francisco, and El Cantilito mineralized structures are anticipated to be tested with this second stage diamond drilling program. Drilling is anticipated to consist of 150-200 meter drill holes, with deeper drilling reserved for areas that show the best results.

In addition, targets Montana de Oro and Blanquita, which were identified during recent detailed mapping and geochemical sampling program at 1:1,000 scale, are anticipated to be also tested during this drill program.

To date three holes have been completed in this second round of drilling. The results of these holes are pending.

Encino Gordo

During fiscal 2007, we carried out a detailed and property scale mapping and sampling program outlining numerous gold, silver and gold-copper coincident geochemical anomalies. Phase 1 of the exploration program was undertaken in an effort to define the style and characteristics of the mineralization areas indicated by the geochemical anomalies. Within this stage several gold and sulphide mineralization areas including pyrite and chalcopyrite have been identified within an over 500 meters stockwork area and fault-veins structure.

All information and field evidence gathered during the mapping and sampling process suggest the presence of “porphyry” style alteration and mineralization characterized by the presence a concentric alteration patterns (potassic alteration grading outward to quartz-sericite and propylitic alteration), coincident Cu, Au and Mo geochemical anomalies and a multiple-event of veining. We cannot assure you that we will find such a deposit, if we find any deposit at all.

Stage II of the exploration program aimed to detail and characterize all identified alteration and mineralization areas and define and prioritize drilling sites is underway and is expected to be completed by the first quarter of 2009. In addition, a stream sediment sampling program is being undertaken to fully evaluate all the concessions.

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

A detailed report with the most recent drilling results has been completed. All data and field information collected is being evaluated and a second phase exploration and drilling campaign is being planned on selected targets. A second phase drilling program is anticipated to be aimed to define the potential volume and grade of the mineralized system at Sahuayacan, primarily focusing on the Santa Teresa and La Cumbre targets which may represent a mineralization system developed along a caldera margin. Additional targets have been identified along the circular feature that seems to control the emplacement of alteration and mineralization zones on the Sahuayacan Project.

Exploration Projects – Potential and Next Exploration Stage

Our exploration team plans to aggressively pursue as a high priority:

1.	Advancing all projects to the next exploration stage,
2.	Exploring and try to increment the known mineralization at the Cieneguita advanced project and
3.	Designing, implementing and managing a strong new targets generation and identifying an advanced projects program aimed at expanding our portfolio.

The following exploration program has been planned for each of the projects:

Sahuayacan

Surface mapping and drilling results are suggesting that the high gold values tend to cluster at certain areas along the Santo Niño and the Santa Teresa vein structures with intervening areas of low gold grades. A more disseminated deposit seems to be present at the La Cumbre area. Our VP Exploration believes that the cluster of high gold values indicate the development of mineralized-shoots within the extensive Sahuayacan system as evidenced by the intercepts from the SDH-1 in the Santo Niño vein and the SDH-12 along the Santa Teresa vein.

Our VP Exploration believes that all evidence is suggesting that the mineralization is controlled by a circular feature that may represent a caldera margin running from the Santa Teresa target up to north to the La Cumbre target. This evidence opens up the potential to further extend the mineralization found at Santa Teresa and La Cumbre targets further north.

Next exploration stage is anticipated to include mapping and sampling along the circular feature trying to define additional mineralization areas and drilling targets.

The figure below shows the different geological elements encountered in the Sahuayacan system and is also exhibiting the relationship between the Santo Niño, La Cumbre and Santa Teresa target areas.

If management decides to continue drilling, we will need to raise additional funding through the sale of debt or equity because we do not have sufficient capital to continue such an exploration program. Additional drilling would cost a significant amount of money, and we cannot assure you  that we would be able to raise such additional amounts of money. We have not identified any additional sources of funding to implement such a program

We have budgeted $763,000 for exploration on the Sahuayacan Property in 2009.

The Sahuayacan Property is without known reserves as defined wither by the SEC’s Industry Guide 7 or NI 43-101. Our proposed programs are exploratory in nature.

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

The present drilling results are providing the evidence to highlight the potential of several areas in the Guazapares project. Main potential targets are shown in the figure below.

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

766500
767000
3035000
3034500
1
Open Potential
to the Northwest
GU-17
GU-04
GU-18
N
Open Potential
to the Northwest
San Francisco Centro
Target
GU-05
San Francisco Este
Target
2
GU-11
GU-10
GU-09
GU-12
GU-08
GU-06
San Antonio
Target
GU-13
GU-07
GU-02
GU-01
GU-03
4
Potential Target
All Mineralized Structures
Intersect
LEGEND
GEOLOGY
Tertiary Andesite Dikes
Tertiary Diorite
Tertiary Rhyodacite
Tertiary Rhyolite
Tertiary Rhyolitic Tuffs
Mineralized Structure
Fault/Structure
Infered Fault
Completed Drillhole
Assays Pending
El Cantilito
Target
GU-19
GU-15
GU-14
3
Open Potential
to the West
GU-16
0 50 100 200
Meters

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

MEXORO
DIAGRAMATIC X SECTION W -E
GUAZAPARES PROJECT
Diabase
Latitic / Rhydacite Dome
Gold Mineralization on contact with Possible Porphyry Style Mineralization
Granodiorite
Quartz Monzonite
Weak Mineral
Upper Volcanics Discordant contact and Middle Volcanics
Probable Hosts to Mineralization
Middle Volcanics - Main (?) Host to Mineralization
Lower Volcanics - Possible Lower Contact Mineralized Zone (Undifferentiated)
Latitic Lithic to xtal Tuffs
Exposed Breccia Bed contact at surface gives wide spread anomalous gold in soil and chip samples
San Francisco
Upper Contact Style Mineralization
Latitic Xtal Tuffs
Discordant Upper Volcanic Sequence
El Cantilito
San Antonio
Spherulite Maker Beds
Rhyolites
Latitic/Rhydacitic High Level Intrusive or Dome
Lower Contact Mineralization (not seen)
Middle Volcanic Package
Late Diabase Sills and Dikes
Rhyolites
Porphyry Mineralization
300 meters aprox.
Barranca East
Lower Volcanics Undifferentiated
Barranca West
Prophyry Style Quartz Py-Stockwork in Quartz Monzonite
Quartz Monzonite
Granodiorite

The mineralized-shoots still remain open in all directions highlighting the potential for high grade gold mineralization beneath covered areas on project area, though we cannot assure you that there will be such mineralization.

Drilling continues to explore newly identified altered and mineralized areas and extending the mineralized trends and mineralized-shoots remaining with open potential in Guazapares.

On July 31, 2008, we received a technical report prepared by Apex Geoscience Ltd. on the Guazapares property, summarized as follows.  During 2006 and 2007, Mexoro Minerals Ltd. completed rock grab, rock channel and rock chip sampling throughout parts of the Property. In total, 398 rock samples were collected. Of the 398 samples, 83 contain greater than 0.5 grams per tonne gold (“g/t Au”) and are ‘anomalous’, 45 contain between 0.15 g/t Au and 0.5 g/t Au and are ‘possibly anomalous’, 108 samples contain greater than 20 grams per tonne silver (“g/t Ag”) and are ‘anomalous’ and 45 samples contain between 10 g/t Ag and 20 g/t Ag and are ‘possibly anomalous’.

From July 30, 2007 to the end December 2007, Mexoro completed drilling at their Guazapares Property which consisted of 19 drillholes totaling 2670.65 meters. In total, 1888 halved drillcore samples were collected and submitted for analysis. More specifically, six holes were drilled at the San Francisco Este Area (GU-04 to 07 and GU-17,18); six holes were drilled at the San Francisco Centro Area (GU-08 to GU-13); three holes were drilled at the San Antonio Area (GU-01 to 03); and four holes were drilled at the El Cantilito Area (GU-14 to 16 and GUP19). Drilling results include anomalous intersections from each of the San Francisco, San Antonio and El Cantilito areas including: 3.87 m of 2.072 g/t Au and 22.66 g/t Ag (San Antonio); 17.98 m of 2.58 g/t Au equivalent (“Eq”; San Francisco); and 18.92 m of 4.33 g/t Au Eq (El Cantilito).

Based on historic exploration and mining by throughout this part of the Sierra Madre Occidental silver-gold belt, current gold and silver prices and the recent exploration at the Guazapares Property, further work is recommended which should include but not be limited to: Phase 1 (a) detailed prospecting and mapping throughout the property. The property has excellent outcrop exposure. The prospecting, mapping and sampling should focus on identifying alteration (silicification, argillic, propylitic), brecciation and veining. One geologist and an assistant should spend approximately 60 days completing the prospecting and mapping and collect about 400 rock grab and/or rock channel and/or rock chip samples; (b) follow-up drilling at each of the San Francisco Este, San Francisco Centro and El Cantilito Areas. More specifically, drilling northwest along the same structure at San Francisco Este, west and northwest of San Francisco Centro and west of El Cantilito (5500 meters drilling). Phase 2: At least 2000 meters drilling should be completed at newly developed targets and where known mineralization and alteration exists on surface. This drilling is contingent on the results of Phase 1.

In total, approximately 7500 meters of core drilling should be completed in Phase 1 and 2. The total budget to complete the recommended exploration (already in progress) is $1,515,000.  If management decides to continue drilling, we will need to raise additional funding through the sale of debt or equity because we do not have sufficient capital to continue such an exploration program. Additional drilling would cost a significant amount of money, and we cannot assure you that we would be able to raise such significant additional amounts of money. We have not identified any additional sources of funding to implement such a program.

The Guazapares Property is without known reserves as defined wither by the SEC’s Industry Guide 7 or NI 43-101. Our proposed programs are exploratory in nature.

Cieneguita

The recent exploration activities at Cieneguita have provided us with results that highlight the potential of this project. Mapping and sampling around Cieneguita has identified two new areas of mineralization that are 500 meters south of the current known mineralized zones. These two areas are exhibiting same size, characteristics, and intensity of alteration-mineralization to the mineralized zone previously encountered on Cieneguita. Detailing mapping and sampling is currently underway.

Leaching tests on oxide and mixed mineralized samples have returned a recovery above 90%, whereas the recovery in the sulphide mineralization is showing recoveries varying from 70% to 75% with a leaching process lasting 25 to 30 days. Leaching tests, combined with the assay results from drilling and the new mineralized, areas identified are providing the possibility to increase known zones and to make the Cieneguita mineralized material an attractive property in the region. We cannot assure you that we will be able to identify an economic mineralized body at this property. Considering the latest results and findings, the proposed work program for Cieneguita may include:

•	Extending the current drilling program from 4,000 meters to 6,000 meters,
•	Testing leaching to the sulfide encountered at depth by current drilling program and
•	Detailed mapping and sampling of the two new areas identified within our property 500 meters away from Cieneguita.

On July 31, 2008, we received a technical report prepared by Apex Geoscience Ltd. on the Cieneguita property, based on exploration and detailed mapping conducted in 2007 and summarized as follows.  The Pit 1 North area (Tajo 1) yielded a rock chip sample which assayed at 31.60 grams per tonne gold (g/t Au) over 2 meters (m). A chip sample taken in the Pit 2 South area (Tajo 2) yielded 4.83 g/t Au and 94.5 g/t silver (Ag). Sampling at the Central Zone returned a 2.5 m chip sample containing 4.22 g/t Au and 20.4 g/t Ag. Historic and recent sampling at already identified zones include Pit 1, which yielded 25.10 g/t Au and Pit 2, which yielded 14.90 g/t Au.

Based on historic exploration and mining by Glamis Gold Corporation, current gold and silver prices and the recent exploration at the Cieneguita Property, further work is recommended, which should include but not be limited to: (1), the completion of 2007/2008 drilling campaign (already initiated) which was designed to: (a) better understand the property geology; (b) better understand structures controlling known mineralization; (c) extend near surface oxide/ mixed sulphide mineralization to depth; (d) test new geological and geochemical targets developed during the 2007 surface exploration (i.e. Piedras Blancas, 500m south of Tajo 1); and (e) determine if more work is necessary to expand the known exploration potential and move towards developing NI43-101 compliant resources and/or reserves. In total, 9,500 meters of core drilling are planned (in progress).

The budget to complete the exploration drilling is $2,000,000. If management decides to continue drilling, we will need to raise additional funding through the sale of debt or equity because we do not have sufficient capital to continue such an exploration program. Additional drilling would cost a significant amount of money, and we cannot assure you that we would be able to raise such additional amounts of money. We have not identified any additional sources of funding to implement such a program. If we can not obtain additional financing, we could seek a joint venture partner if the drilling results warranted it. We do not have any joint venture partners at this time, and we cannot assure you that we will be able to find one if the Cieneguita Property warranted such a joint venture.

The Cieneguita Property is without known reserves as defined wither by the SEC’s Industry Guide 7 or NI 43-101. Our proposed programs are exploratory in nature.

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

Management and our VP of Exploration will review the information provided by phase 1 of the exploration plan and determine whether a drill program is recommended. Even if a drill program is recommended and we receive our permits that have been applied for in advance, we do not have sufficient information at this time to estimate what the drill program would entail. We need extensive information to determine the number of drill holes to drill, where they would be located and to what depth they would be drilled. This information may be provided by phase 1 of the exploration plan.

We have budgeted $740,000 for exploration on the Encino Gordo Property in 2009. If management decides to continue with this project, we will need to raise additional funding through the sale of debt or equity because we do not have sufficient capital to continue such an exploration program. We cannot assure you that we would be able to raise such additional amounts of money. We have not identified any additional sources of funding to implement such a program. If we can not obtain additional financing, we could seek a joint venture partner. We do not have any joint venture partners at this time, and we cannot assure you that we will be able to find one if the Encino Gordo Property warranted such a joint venture.

The Encino Gordo Property is without known reserves as defined wither by the SEC’s Industry Guide 7 or NI 43-101. Our proposed programs are exploratory in nature.

Target Generation and Growth Strategy

A fundamental component of our strategy is to advance all of our properties to the drilling stage and implement a strong generative and property acquisition program through a well established financial process and a proper funding consistency.

The proposed generative program contemplates four main directions:

1.	A new targets generation program that may create a pipeline of quality properties providing a steady stream of new prospect and/or projects for us to explore, farm-out and/or joint venture out,
2.	A property acquisition program aimed at identifying and acquiring at low cost (whenever possible) early- to mid-stage properties on selected locations along the main gold-silver belts in Mexico,
3.	A focus on small- to medium-size gold-silver deposits (minimum deposits containing 250,000 ounces of Au Eq.) and
4.
The new targets generation and property acquisition program may be initially focused on the Sierra Madre belt and Central Mexico. It may be extended further south in Mexico and other countries if conditions and a project’s potential warranted.

The proposed exploration program is to be undertaken by the Mexoro’s exploration team using in-house knowledge in combination for support and guidance of high-quality consultant with expertise in the region. The new targets generation program is aimed at feeding our project pipeline two at drilling stage and/or near drilling stage projects per year.

Phase I - Target Generation

Objectives

•	Identify two to four target areas (approximately 20 x 30 kilometers) which have potential to host small- to medium-size gold and/or gold-silver deposits.
•	Identify one or two specific opportunities with close to drill ready targets. For example, identify old workings or existing mines with good upside potential.
•	Time frame: six months.

Key Steps and Exploration Tools

After initial evaluations of potential gold and gold-silver deposits, it has become evident that the acquisition and evaluation of more detailed geological maps and geochemistry with field follow-up is critically important in identifying new areas of mining potential. Careful and selective use of such data may be the most immediate and cost-effective way to focus exploration efforts toward prospective gold-silver areas.

Key steps may include, among other considerations:

•	Acquiring geological maps 1:250,000 and 1:50,000 (from Servicio Geologico Mexicano),
•	Generating geological and mineral occurrences base maps,
•	Identifying key host rocks,
•	Completing structural interpretation from known geology, TM imagery, and geophysical data (if available),
•	Integrating mineral occurrences, alteration, lithology and structures,
•	Completing initial targeting using the above compilation and
•	Selecting and prioritizing targets.

Results of Operations

Three and six months ended August 31, 2008 compared to the three and six months ended August 31, 2007.

In this discussion of our results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

We did not earn revenues during the three or six months ended August 31, 2008 or 2007 because we did not have commercial production on any of our properties. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Costs

We did not incur any operating costs during the three or six months ended August 31, 2008 or 2007 due to the fact that we did not achieve production from exploration activities during either year.

Expenses

Our expenses increased to $2,118,000 for the three months ended August 31, 2008 compared to $1,657,000 for the three months ended August 31, 2007. The increase is primarily attributable to higher mineral exploration and administrative costs offset by lower stock-based compensation to officers, directors and consultants. The expenses decreased slightly to $4,026,000 for the six months ended August 31, 2008 compared to $4,198,000 for the six months ended August 31, 2007. Our exploration expense increased considerably during the current six month period, which was offset by lower administrative and stock-based compensation expenses.

General and administrative cash expenses increased to $505,000 in the three months ended August 31, 2008 compared to $357,000 in the three months ended August 31, 2007. The increase during the current three month period is attributable to higher legal costs and investor relations expenses as we redirected our focus on the strategic alliance with Paramount. The expenses decreased to $931,000 for the six months ended August 31, 2008 compared to $1,292,000 for the six months ended August 31, 2007. This was entirely due to lower investor relation expenses in the current six month period.

Management and consultant fees decreased to $44,000 and $123,000 in the three and six months ended August 31, 2008 from $126,000 and $299,000 in the three and six months ended August 31, 2007. The decrease was attributable to; lower expenses for an investor relations contract that ended in April 2008, lower management fees paid to the chief executive officer due to his resignation in April 2008 and certain management fees in Mexico being charged to exploration expenses. We also spent only $200,000 in the six months ended August 31, 2008 compared to $564,000 in the six months ended August 31, 2007 on investor relations activities.

Stock-based compensation expense decreased to $151,000 and $340,000 in the three and six months ended August 31, 2008, respectively, from $736,000 and $1,673,000 in the three and six months ended August 31, 2007. The 2008 amount had $332,000 of stock-based compensation expense relating to options granted to officers, directors and consultants and $8,000 of stock-based compensation relating to warrants. The 2007 amount relates to warrants issued and stock options granted to management and key personnel for $974,000 and $699,000 respectively.

Mineral exploration in the three and six months ended August 31, 2008 increased to $1,462,000 and $2,755,000 compared to $564,000 and $1,233,000 for the three and six months ended August 31, 2007 as we continue to advance our mineral exploration program. We anticipate that exploration expenditures may increase in fiscal 2009 as a result of exploration activities on our Mexican mineral properties.

Loss

Our net loss increased to $2,235,000 and $4,238,000 for the three and six months ended August 31, 2008 compared to $1,651,000 and $4,198,000 for the three and six months ended August 31, 2007, respectively.

This increase in our loss was primarily attributable to higher mineral exploration costs, and higher interest expense recognized in 2008 relating to beneficial conversion feature and the fair value of warrants for the warrants issued to Paramount.

The net losses in both 2008 and 2007 were comprised of items not requiring an outlay of cash. In 2008, the non-cash component of stock-based compensation was $340,000. In 2007, the non-cash component of stock-based compensation was $1,673,000. We anticipate that we will continue to incur a loss until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from our Mexican mineral properties, if ever. We cannot assure you that we will commence the development stage of our operations at any of our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage.

As of August 31, 2008, we had total assets of $925,000, total liabilities of $4,921,000 and a deficit of $38,066,000 accumulated during the exploration stage.

Cash and Working Capital

We had cash and cash equivalents of $1,352 as of August 31, 2008, compared to cash of $13,000 as of February 29, 2008. We had working capital deficiency of $4,421,000 as of August 31, 2008, compared to a working capital deficiency of $1,811,000 as of February 29, 2008 and $1,276,000 as of May 31, 2007.

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $3,670,000 from September 2008 to February 2009 to carry out exploration and administration activities on our Mexican mineral properties. We also anticipate spending approximately $1,593,000 during the next 6 months on general and administrative costs.

We will need to raise additional working capital to maintain basic operations. We plan to raise those funds through the sale of equity or debt. At this time we do not have any sources to raise additional capital and we cannot assure you that we will be able to find sources to raise additional capital. Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration properties.

The amount of working capital could be adversely affected further in the event claims are made against us alleging that certain shares we previously issued pursuant to Form S-8 registration statements constituted an illegal public offering because we were a “shell company” at the time and, as a result, was not eligible to use Form S-8 for registration of shares under the Securities Act of 1933. In August and October of 2005, we issued shares of common stock to an officer as compensation for consulting services. The two share issuances were for a combined total of 30,000 shares and each of the share issuances was made pursuant to a registration statement on Form S-8 under the Securities Act of 1933.  Although we believe these shares were properly issued, a claim could be made that issuance of the shares constituted an illegal public offering because we were a “shell company” at the time. Shell companies  [i.e. companies which have no or nominal operations and either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets] are not eligible to use Form S-8 for registration under the Securities Act of 1933. If either of these transactions did violate federal securities laws, subsequent purchasers of the shares may have claims against us for damages or for rescission of their purchase transaction and recovery of the full subscription price paid, together with interest. As of the date of this quarterly report, no one has made or threatened any claim against us alleging violation of the federal securities laws. In the event such claims were successfully asserted, we cannot assure you that we would have sufficient funds available to pay and it is likely that we would be required to use funds currently designated as working capital for that purpose. That would substantially reduce the amount of working capital available for other purposes and, in that event, we could be forced to cease or discontinue certain operations and to liquidate certain assets to pay our liabilities, including, but not limited to, rescission claims.

Cash Used in Operating Activities

Cash used in operating activities increased to $2,245,000 for the six months ended August 31, 2008 compared to $1,713,000 for the six months ended August 31, 2007. The cash used in operating activities was primarily for general and administrative expenses and exploration costs.

Cash Used in Investing Activities

We used cash of $13,000 for purchase of equipment for the six months ended August 31, 2008 compared to cash used of $35,000 for the purchase of equipment for the six months ended August 31, 2007.

Financing Activities

Cash provided by financing activities increased to $2,242,000 for the six months ended August 31, 2008 compared to $1,778,000 for the six months ended August 31, 2007. Almost all of the cash provided by financing activities was from issuing of warrants and notes payables. Cash provided by financing activities was used to fund our operating and investing activities.

We anticipate continuing to rely on equity sales of our common stock or issuance of debt in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

In January 2006, we began issuing convertible debentures, with principal and accrued interest at 7% per year, convertible into units at the option of the holder. Each unit consists of a warrant to purchase 25,000 of shares of our common stock at $1.00 per share and $25,000 of debt, which may be converted to shares of common stock at $0.50 per share and was exercisable until April 30, 2008. As of February 28, 2006, we had issued convertible debentures in the amount of $652,000. In addition, the warrants are redeemable by us at $0.01 per share in the event our common stock closes with a bid price, on average, over $3.00 per share for a consecutive 20-day period and settled on a physical basis. 2,043,100 of these warrants expired on April 30, 2008.

In order to get assistance with financing activities, on January 30, 2006, we entered into a Consulting Agreement with G.M. Capital Partners, Ltd., a British Virgin Islands company (“GM Capital”). Under the agreement, GM Capital will provide us with a variety of services including financial public relations, strategic planning, acquisition consulting and assistance in securing equity or debt financing. Specifically, GM Capital agreed to provide financial public relations counsel services including (i) being a liaison between us and our stockholders; (ii) advising us with respect to existing and potential market makers, broker-dealers, underwriters and investors as well as being the liaison for us with respect to communications and information (e.g., interviews, press releases, stockholder reports, etc.) as well as planning, designing, developing, organizing, writing and distribution such communications and information; (iii) assisting us in establishing an investor relations program and advising us with respect to stockholder meetings, interviews of our officers by the financial media, and interviews of our officers by analysts, market markers, broker-dealers and other members of the financial community; and (iv) assisting in making us, our management, products and services, and financial situation and prospects, known to the financial press and publications, broker-dealers, mutual funds, institutional investors, market makers, analysts, investment advisors and other members of the financial community. GM Capital also agreed to provide strategic planning services, which included (i) consulting with us as to, the management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of our business , expansion of projects; (ii) reviewing and advising us regarding our overall progress, needs and condition; (iii) assisting us in the monitoring of services provided by our advertising firm, public relations firm and other non-legal professionals to be employed by us; and (iv) advising us on the continued development of an investor relations program and the stimulation of interest in our business by institutional investors and other members of the financial community.

Under the terms of the agreement, we paid GM Capital the following: (i) a monthly fee of $10,000, (ii) 10% success fee for any financing facilitated by GM Capital outside of the United States, and (iii) the issuance of a total of 5,000,000 warrants, each of which entitled the holder to purchase one share of our common stock. The warrants are exercisable at the right of the holder, have no redemption features, and are settled on a physical basis. The warrants include 1,000,000 Series A Warrants exercisable at $0.50 per share, 1,000,000 Series B Warrants exercisable at $0.75 per share, 1,000,000 Series C Warrants exercisable at $1.00 per share, 1,000,000 Series D Warrants exercisable at $1.25 per share, and 1,000,000 Series E Warrants exercisable at $1.50 per share. The Series A Warrants fully vested upon issuance. They were to be exercisable at any time following their issuance but were to expire on June 30, 2007 if not fully exercised on or before that date. The remaining series of Warrants would each vest and become exercisable only at the time that the immediately preceding series has been fully exercised. Therefore, the Series B Warrants will vest only upon the timely exercise of all Series A Warrants, and the same restriction will apply to each of the succeeding series of warrants (i.e. the Series C, D and E Warrants). Unless terminated earlier as a result of failure to vest, the Series B and Series C Warrants would each expire on December 31, 2007 and the Series D and Series E Warrants will each expire on December 31, 2008. However, the Agreement also stipulates that G.M. Capital cannot exercise any warrants if, after the exercise, G.M. Capital would own 4.99% or more of the issued and outstanding common stock of Mexoro. G.M. Capital is an accredited investor. These warrants were issued pursuant an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The fair value of the 5,000,000 warrants was determined using the Black-Scholes option pricing model using a ten-year expected life of the option, a volatility factor of 152%, a risk-free rate of 5% and no assumed dividend rate and totals $3,898,000 of stock-based compensation expense which is amortized over the twenty four month term of the GM Capital contract at $487,250 every quarter until November 30, 2007.

On August 31, 2006, we entered into an Amended Consulting Agreement with G.M. Capital. All of the terms remained the same except for the following:

1.	G.M. Capital represented that it does fall within United States jurisdiction in regard to this contract,
2.	G.M. Capital is no longer required to provide services regarding the acquisition of a business because we do not plan to acquire a business in the near future,
3.	G.M. Capital clarified that the investors, market makers, and other financial industry contacts which it will speak to in regard to our business are non-United States persons,
4.
We acquired the sole discretion to determine how many Warrants G.M. Capital can exercise in order to restrict G.M. Capital’s beneficial ownership at any one time to no more than 4.99% of our issued and outstanding shares,

5.	G.M. Capital will no longer be the liaison between us and our stockholders,
6.	G.M. Capital will no longer advise us about potential market makers, broker-dealers, underwriters and investors and
7.	The Warrants were revised to remove the liquidated damages provision related to the registration rights of the holders of the Warrants.

Furthermore, we had amended our agreement with G.M. Capital to eliminate any reference whereby G.M. Capital would assist us in identifying, evaluating, structuring, negotiating and closing acquisitions. In the event we discovered no material ore reserves and have no more exploration plans to continue after June 2008 we would be without the services of G.M. Capital to assist us in reformulating our business plan. If we should abandon our exploration strategy, current management has sufficient expertise to reformulate the business plan and pursue other options without the help of G.M. Capital. G.M. Capital’s main function was to identify and introduce potential investors to us in foreign jurisdictions for raising capital through the sale of equity or debt.

In May 2008, we verbally terminated the agreement with G.M. Capital for providing assistance in financing activities.

On March 4, 2006, we agreed to issue 1,651,000 common shares at a price of $0.25 per share to settle $413,000 in promissory notes payable. As a condition, the promissory note holders waived all accrued interest payable on the notes. On April 6, 2006, these shares were issued and we recorded a $7,000 gain on settlement of debt.

On April 3, 2006 and May 31, 2006, we issued 550,000 common shares and 200,000 common shares, respectively and closed a private placement for total proceeds of $375,000. As at February 28, 2006, we had received $170,000 of subscriptions for this unit offering. Units consisted of one share of common stock and one-half of one warrant. Each full warrant entitles the investor to purchase an additional share of our  common stock at a price of $1.00 per share and is exercisable until April 30, 2008. The units were priced at $0.50 each.

During the quarter ended May 31, 2006, we issued a total of $2,265,500 convertible debentures. The convertible debentures, with principal and accrued interest at 7% per year were convertible into $25,000 units at the option of the holder. Each unit consisted of a warrant to purchase 25,000 of our  shares of common stock at $1.00 and $25,000 of debt, which may be converted to shares of common stock at $0.50 per share and is exercisable until April 30, 2008. In addition, the warrants are redeemable by us at $0.01 per share in the event our common stock closes with a bid price, on average, over $3.00 per share for a consecutive 20-day period. Further, under the terms of the debenture, until May 2007, we are prohibited from effecting or entering into an agreement to affect any subsequent financing involving a “Variable Rate Transaction” The term Variable Rate Transaction means a transaction in which we issue or sell any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of common stock at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of  common stock at any time after the initial issuance of such debt or equity securities.

The holders of the debentures converted all of the debentures to shares of common stock at $0.50 per share in June 2006.  We issued 5,835,000 shares and 2,917,500 warrants to debenture holders upon the conversion. We have paid to the convertible debenture holders a total of $58,308, which is their accumulated interest on the debentures. During August 2006, we cancelled 50,000 shares of common stock with respect to the conversion and 25,000 warrants with respect to this conversion due to non-payment of subscription funds.

During the six months ended August 31, 2008, we issued a total of $1,370,000 convertible debentures to Paramount. The convertible debentures with principal and accrued interest at 8% per year are convertible into 2,740,000 units at a price of $0.50 per unit at the discretion of Paramount.  Each unit shall be comprised of one common share plus one-half common share purchase warrant. One full warrant is exercisable immediately at a price of $0.75 for four years.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern depends upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We have a history of operating losses and will need to raise additional capital to fund its planned operations. As at August 31, 2008, we had working capital deficiency of $4,421,000 (August 31, 2007 - $1,276,000) and an accumulated deficit during the exploration stage of $38,066,000 (August 31, 2007 - $29,930,000). These conditions raise substantial doubt about our ability to continue as a going concern.

We cannot assure you that our operations will be profitable. We have conducted private placements of convertible debt and common stock, which have generated funds to satisfy all of the initial cash requirements of its planned Mexican mining ventures. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

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

Our management, including our president, acting principal executive officer and acting principal accounting officer conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of February 29, 2008.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Other than disclosed herein, all other sections in Part II are inapplicable to us.

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

In November 2007, the British Columbia Securities Commission (“BCSC”) placed a cease trade order (“CTO”) on the Company in the Province of British Columbia, Canada affecting residents of British Columbia. This CTO was rescinded on February 20, 2008 as we filed the required documents in British Columbia. On February 20, 2008, the BCSC issued a second CTO requiring us to file a technical report in British Columbia on its Mexican properties. This CTO was rescinded on August 21, 2008 as we filed the required documents in British Columbia.

In February 2007, Mexoro obtained a temporary restraining order in a civil action against Mr. Argang Schariat. The civil action for temporary restraining order was made before the Tribunal of Vevey, Switzerland.  We believe that Mr. Schariat is refusing to abide by the Swiss Court ruling and we are taking the necessary steps to enforce our rights by filing a criminal complaint against Mr. Schariat.  The hearing for this criminal complaint against Mr. Schariat is scheduled for November 2008.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2008, we issued 217,500 units (each unit consisting of two common shares and one Series A warrant, exercisable at $0.75 to purchase one share) to Severn Consulting LLC in exchange for debt owed of $217,500 in promissory notes. The warrants have a term of four years.  These shares and warrants were issued to a US person relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation D and/or Section 4(2) of the Securities Act.

On April 28, 2008, we issued 27,000 units (each unit consisting of two common shares and one Series A warrant, exercisable at $0.75 to purchase one share) to Liberty Management in exchange for debt owed of $27,000 for investor relations activities. The warrants have a term of four years. These shares and warrants were issued to a US person relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation D and/or Section 4(2) of the Securities Act.

On April 30, 2008, we issued 165,000 units (each unit consisting of two common shares and one Series A warrant, exercisable at $0.75 to purchase one share) to Hetfield International in exchange for debt owed of $165,000 in promissory notes. The warrants have a term of four years. These shares and warrants were issued to a US person relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation D and/or Section 4(2) of the Securities Act.

On May 7, 2008, we issued 110,000 units (each unit consisting of two common shares and one Series A warrant, exercisable at $0.75 to purchase one share) to Court Global in exchange for debt owed of $110,000 in promissory notes. The warrants have a term of four years. These shares and warrants were issued to a US person relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation D and/or Section 4(2) of the Securities Act.

On May 15, 2008, we issued 16,000 units (each unit consisting of two common shares and one Series A warrant, exercisable at $0.75 to purchase one share) to Manuel Flores in exchange for debt owed of $16,000 for consulting services. The warrants have a term of four years. These shares and warrants were issued to a non-U.S. person relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S and/or Section 4(2) of the Securities Act.

On June 6, 2008, we issued 4,942 units (each unit consisting of two common shares and one Series A warrant, exercisable at $0.75 to purchase one share) to 74305 Alberta Ltd. for cash of $4,942. The warrants have a term of four years. These shares and warrants were issued to a non-U.S. person relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S and/or Section 4(2) of the Securities Act.

On June 26, 2008, we issued 60,000 units (each unit consisting of two common shares and one Series A warrant, exercisable at $0.75 to purchase one share) to Capital Financial Media in exchange for debt owed of $60,000 for investor relation services received. The warrants have a term of four years. These shares and warrants were issued to a US person relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation D and/or Section 4(2) of the Securities Act.

On July 7, 2008, we issued 150,000 shares to Vastani Company in exchange for marketing services of $67,424 (Euro 43,942).  These shares and warrants were issued to a non-U.S. person relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S and/or Section 4(2) of the Securities Act.

On August 13, 2008, we issued 140,000 units (each unit consisting of two common shares and one Series A warrant, exercisable at $0.75 to purchase one share) to North Mining Investment Corporation in exchange for debt owed of $142,508 (MXN 1,449,989) in promissory notes. The warrants have a term of four years.  These shares and warrants were issued to a non-U.S. person relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S and/or Section 4(2) of the Securities Act.

ITEM 6.                      EXHIBITS

The following exhibits are filed in reference:

Exhibit Number	Description

10.1
Secured Convertible Debenture by and between Paramount Gold and Silver Corp. and Mexoro Minerals Ltd. dated June 18, 2008 (herein incorporated by reference from our current report on Form 8-K dated June 18, 2008 and filed with the Securities and Exchange Commission on June 24, 2008).

10.2
Secured Convertible Debenture by and between Paramount Gold and Silver Corp. and Mexoro Minerals Ltd. dated July 11, 2008 (herein incorporated by reference from our current report on Form 8-K dated July 14, 2008 and filed with the Securities and Exchange Commission on July 15, 2008).

10.3	Amendment to Letter of Intent (May 2, 2008) between Mexoro Minerals Ltd. and Paramount Gold and Silver Corp. with respect to the Proposed Strategic Alliance, dated June 18, 2008.*

10.4
Termination of Letter of Intent between Paramount Gold and Silver Corp. and Mexoro Minerals Ltd. dated August 6, 2008 (herein incorporated by reference from  our current report on Form 8-K dated August 15, 2008 and filed with the Securities and Exchange Commission on August 15, 2008).

10.5	Investor Relations Engagement Letter between the Vastani Company and Mexoro Minerals Ltd. dated July 1, 2008.*

10.6	Accrued interest on convertible debentures issued to Paramount Gold and Silver Corp. deferred to November 10, 2008 dated October 14, 2008.*

31.1	Certification of Acting Principal Executive Officer and Acting Principal Accounting Officer of Mexoro Minerals Ltd. pursuant to Rule 13a-14(a)/15d-14(a).*

32.1	Certification of Acting Principal Executive Officer and Acting Principal Accounting Officer of Mexoro Minerals Ltd. pursuant to 18 U.S.C. Section 1350.*

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mexoro Mineral Ltd.

/S/ Mario Ayub
Name:  Mario Ayub
Title:  Acting Principal Executive Officer, Acting Principal Accounting Officer, President and Director
Date:  October 20, 2008