Form 10-Q
period 2008-11-30
MEXORO MINERALS LTD
filed 2009-01-20
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,619,302 at December 31, 2008.

Transitional Small Business Disclosure Format (Check one):

Yes __ No X

ITEM 1. FINANCIAL STATEMENTS

MEXORO MINERALS LTD.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in U.S. Dollars)

November 30, 2008

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited) (Expressed in U.S. Dollars)

	November 30,	February 29,
	2008	2008
	(Unaudited)	(Audited)
Assets
Current
Cash and cash equivalents	$4,820	$12,947
Accounts receivable	308,386	278,847
Prepaid expenses	92,825	104,936
	406,031	396,730

Equipment (note 4)	324,460	460,941

Total assets	$730,491	$857,671

Liabilities
Current
Accounts payable and accrued liabilities	$2,686,271	$655,677
Current portion of loans payable (note 8)	26,487	71,256
Promissory notes (note 6)	1,180,172	1,480,702
Convertible debentures (note 7)	1,145,860	-
	5,038,790	2,207,635

Loans payable (note 8)	13,368	27,481

Total liabilities	5,052,158	2,235,116

Stockholders’ deficiency
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil
Common stock
Authorized: 200,000,000 shares without par value
Issued: 30,619,302 (February 29, 2008 – 25,380,502) (note 10)	25,456,901	22,978,654
Additional paid-in capital	12,180,286	11,155,687
Stock subscriptions	15,000	330,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(40,359,019)	(33,828,011)
Accumulated other comprehensive income (loss)	388,592	(10,348)
Total stockholders’ deficiency	(4,321,667)	(1,377,445)

Total liabilities and stockholders’ deficiency	$730,491	$857,671

Going-concern (note 3)

Commitments (notes 5, 12 and 14)

Subsequent events (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Consolidated Statements of Operations and Deficit

(Unaudited) (Expressed in U.S. Dollars)

					Period from
					Inception of
	Three Months Ended		Nine Months Ended		Exploration
	November 30,	November 30,	November 30,	November 30,	To November 30,
	2008	2007	2008	2007	2008

EXPENSES
General and administrative	$588,374	$529,511	$1,519,535	$1,821,633	$5,855,230
Stock-based compensation (note 11)	236,118	630,603	575,880	2,303,981	6,296,676
Mineral exploration (note 5)	1,200,176	714,283	3,955,061	1,946,918	7,725,239
Acquisition of resource properties	-	580,000	-	580,000	16,145,422

Operating loss	(2,024,668)	(2,454,397)	(6,050,476)	(6,652,532)	(36,022,567)
Other income (expenses)
Foreign exchange	(163,972)	(7,249)	(134,857)	(4,311)	(133,500)
Interest expense	(104,518)	(28,796)	(341,496)	(31,925)	(4,339,217)
Loss on sale of assets	229	-	(4,179)	-	(4,179)
Gain on settlement of debt	-	-	-	-	140,444

NET LOSS	(2,292,929)	(2,490,442)	(6,531,008)	(6,688,768)	(40,359,019)
Accumulated deficit, beginning	(38,066,090)	(29,929,733)	(33,828,011)	(25,731,407)	-
Accumulated deficit, ending	$(40,359,019)	$(32,420,175)	$(40,359,019)	$(32,420,175)	$(40,359,019)

OTHER COMPREHENSIVE INCOME
Foreign exchange gain (loss) on translation	422,960	(12,448)	398,940	(1,402)	388,592

Total comprehensive loss	$(1,869,969)	$(2,502,890)	$(6,132,068)	$(6,690,170)	$(39,970,427)

Total loss per share – basic and diluted	$(0.08)	$(0.10)	$(0.24)	$(0.30)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK – BASIC AND DILUTED	29,203,010	23,935,659	27,354,464	22,484,877	-

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flow

(Unaudited) (Expressed in U.S. Dollars)

			Period from
	Nine Months Ended		Inception of
	November 30,	November 30,	Exploration
	2008	2007	to November 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,531,008)	$(6,688,769)	$(40,359,019)
Write off of note receivable	-	-	57,500
Acquisition of resource properties for stock	-	580,000	13,645,000
Issuance of shares for consulting services	-	-	90,000
Depreciation	62,881	47,827	167,120
Discount on convertible debenture	64,133	-	239,133
Non-cash component of gain on settlement of debt	-	-	(182,259)
Stock-based compensation	563,144	2,303,981	7,806,940
Beneficial conversion feature	198,860	-	3,916,360
Changes in non-cash working capital items:
Prepaid expense	4,273	11,293	(90,962)
Accounts receivable	(107,638)	(121,643)	(368,983)
Customer deposits	-	-	(44,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	2,800,900	1,087,507	4,227,256
CASH USED IN OPERATING ACTIVITIES	(2,944,455)	(2,779,803)	(10,787,386)
INVESTING ACTIVITIES
Purchase of property and equipment	(12,810)	(44,011)	(561,110)
CASH USED IN INVESTING ACTIVITIES	(12,810)	(44,011)	(561,110)
FINANCING ACTIVITIES
Proceeds from loans payable	13,119	39,404	195,573
Proceeds from notes payable	2,406,180	518,392	4,050,182
Proceeds from convertible debentures	1,370,000	-	5,062,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	3,094,377	3,144,377
Repayment of loans payable	(61,135)	-	(147,594)
Repayment of notes payable	(900,281)	-	(1,260,281)
Repayment of convertible debentures	-	-	(530,000)
Stock subscriptions	15,000	25,000	185,000
Issuance of common stock	179,885	-	656,994
Cash provided by financing activities	3,022,768	3,677,173	11,434,751
Net change in cash	65,503	853,359	86,255
Effect of foreign currency translation on cash	(73,630)	(7,113)	(103,512)
Cash and cash equivalents, beginning	12,947	13,148	22,077
CASH AND CASH EQUIVALENTS, ENDING	$4,820	$859,394	$4,820
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$36,034	$-	$231,321
Common stock issued on conversion of debt	878,000	-	4,095,500
Common stock issued on settlement of notes payable	2,936,028	-	3,348,828
Common stock issued for mineral property costs	-	500,000	500,000
Common stock issued for management bonuses	650,000	-	650,000
Shares issued for services	67,424	-	157,424

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine Months Ended November 30, 2008

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended February 29, 2008.

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine Months Ended November 30, 2008

(Unaudited) (Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES

(a)

Significant accounting policies have not materially changed since February 29, 2008.  For details of the Company’s significant accounting policies, refer to the Company’s annual report on Form 10-KSB for the year ended February 29, 2008.

(b)

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

(iii)

In March 2008, the FASB issued SFAS No. 161, “Disclosure About Derivative Instruments and Hedging Activities”, an amendment to Financial Accounting Standards Board Financial Accounting Standard No. 133”.  SFAS No. 161 requires among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. SFAS No. 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. SFAS No. 161 is effective for fiscal 2009. The adoption of SFAS No. 161 will not have an impact on our consolidated financial condition or results of operations.

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

Nine Months Ended November 30, 2008

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

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine Months Ended November 30, 2008

(Unaudited) (Expressed in U.S. Dollars)

3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. At November 30, 2008, the Company had a working capital deficiency of $4,632,759 (February 29, 2008 - $1,810,905) and a cumulative loss during the exploration period of $40,359,019 (February 29, 2008 - $33,828,011). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations from its investment in a Mexican mining venture (note 5). In addition, the Company has conducted private placements of convertible debt and common stock (note 10), which have generated a portion of the initial cash requirements of its planned Mexican mining ventures (note 5).

In November 2008, the Company signed a letter of intent with Minera Rio Tinto (“MRT”) to provide funding of up to $9,000,000 to the Company to initiate production at its Cieneguita property, complete a feasibility study as well to continue the exploration of its properties.

4.

EQUIPMENT

	November 30, 2008			February 29,
				2008
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value

Software	$ 23,374	$ 16,902	$ 6,472	$ 7,739
Machinery	266,937	45,162	221,775	305,221
Vehicles	127,563	56,700	70,863	109,173
Computers	26,563	13,709	12,854	21,798
Office equipment	15,644	3,148	12,496	17,010
	$ 460,081	$ 135,621	$ 324,460	$ 460,941

5.

MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the nine months ended November 30, 2008:

	Cieneguita Operations	Sahuayacan	Guazapares	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$ -	$ -	$ 370,660	$2,008,668	$ -	$ -	$2,379,328
Geological, geochemical, geophysics	-	-	127,881	368,613	-	46,720	543,214
Land use permits	50	110,437	45,550	117,785	(1,561)	-	272,261
Automotive	246	-	3,247	8,143	-	-	11,636
Travel	658	304	33,663	30,687	202	-	65,514
Consulting	12,314	-	149,471	153,793	-	-	315,578
Equipment	104	-	22,413	22,378	-	-	44,895
General	8,308	6,685	85,740	221,395	507	-	322,635
	$ 21,680	$ 117,426	$ 838,625	$2,931,462	$ (852)	$46,720	$3,955,061

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine Months Ended November 30, 2008

(Unaudited) (Expressed in U.S. Dollars)

5.

MINERAL PROPERTIES (CONTINUED)

The Company incurred exploration expenses as follows in the nine months ended November 30, 2007:

	Cieneguita	Sahuayacan	Guazapares	San Antonio	San Francisco	Encino Gordo	Total

Drilling and sampling	$ 94,476	$ 336,454	$ 320,992	$ -	$ -	$ -	$ 751,922
Geological, geochemical, geophysics	33,585	82,406	34,478	-	-	62,926	213,395
Land use permits	77,109	75,650	8,477	431	30,265	2,078	194,010
Automotive	8,189	65	1,125	-	-	-	9,379
Travel	21,268	15,103	27,567	-	-	6,708	70,646
Consulting	175,335	30,519	106,206	-	-	19,812	331,872
Equipment	80,644	-	18,875	-	-	2,568	102,087
General	157,280	-	115,854	-	-	473	273,607
	$ 647,886	$ 540,197	$ 633,574	$ 431	$ 30,265	$94,565	$ 1,946,918

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

In August 2005, the parties also entered into an operator’s agreement, that gave MRT the sole and exclusive right and authority to manage the Cieneguita Property, and a share option agreement which granted MRT the exclusive option to acquire up to 100% of all outstanding shares of Sunburst de Mexico if the Company did not comply with the terms of the property agreements. The operator’s agreement and share option agreement were subsequently cancelled when the Company and Sunburst de Mexico entered into a new contract with MRT as described below under Encino Gordo property.

In November 2008, the Company signed a letter of intent with MRT to initiate production at its Cieneguita property, complete a feasibility study and to continue the exploration of its properties. Under the agreement, MRT and Mexoro’s wholly owned subsidiary Sunburst Mining de Mexico will form a new Mexican joint venture company for the purpose of putting Cieneguita property into production. The letter of intent contemplates MRT to invest up to $5,000,000 in expenditures to take Cieneguita property to the feasibility stage. As compensation for the expenditure of the $5,000,000, MRT will earn a 55% interest in the Company’s rights to the Cieneguita property. All future costs will be borne on a 55% MRT/45% Mexoro basis. If Mexoro elects to forgo its share of the additional expenses above $5,000,000, then its interest will revert to a 30% carried interest.

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine Months Ended November 30, 2008

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

Nine Months Ended November 30, 2008

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

Nine Months Ended November 30, 2008

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

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine Months Ended November 30, 2008

(Unaudited) (Expressed in U.S. Dollars)

6.

PROMISSORY NOTES

As at November 30, 2008, the Company had $1,180,172 (February 29, 2008 - $1,480,702) of promissory notes outstanding, comprising the following:

(a)

$492,004 of promissory notes accruing interest at a rate of 7.5% p.a. payable semi-annually. The principal and interest on the notes was due and payable on April 30, 2008. The Company did not make the payment by April 30, 2008 and is in default. Interest rate payable during the default period is 12%. $39,000 of promissory notes accruing interest at a rate of 10% p.a. The entire principal and interest accrued is payable on December 31, 2009.

(b)

$649,168 of promissory notes is due to related parties and close associates that bear no interest and have no terms of repayment.

During the nine months ended November 30, 2008, the Company converted promissory notes of $1,470,522 into $1.00 units. The units consist of two common shares and one warrant exercisable at $0.75 each (note 10).

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

As at November 30, 2008, there were $1,370,000 convertible debentures outstanding.

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

The fair value of the Warrants attached to the convertible debentures as discussed above was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

2008
Expected volatility	71.48-110.72%
Weighted-average volatility	71.48-110.72%
Expected dividend rate	-
Expected life of warrants in years	4
Risk-free rate	2.30-3.41%

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine Months Ended November 30, 2008

(Unaudited) (Expressed in U.S. Dollars)

8.

LOANS PAYABLE

As at November 30, 2008, there were loans payable in the amount of $39,855, of which $26,487 is current and $13,368 is long-term. The loans are repayable in monthly installments of $3,392, including interest ranging from 5.3% to 15.6% per annum, and are secured by specified automotive equipment.

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

10.

COMMON STOCK

In November 2008, the Company issued 50,000 shares of common stock to an officer of the Company as bonus for the 500,000 ounce gold discovery.

In November 2008, the Company issued 500,000 shares of common stock to the president of the Company as a signing bonus.

In October, 2008, the Company converted subscription proceeds of $4,943 into 9,886 shares of common stock. The subscribers to the subscription proceeds have agreed to purchase one unit for each $1.00 of subscription proceeds. Each unit consists of two shares of Company’s common stock and one warrant each exercisable at $0.75, which expire in four years.

In October 2008, the Company issued 100,000 shares of common stock to an officer of the Company as bonus for the 500,000 ounce gold discovery.

In October 2008, the Company converted $151,866 of debt into 415,000 shares of common stock.

In September 2008, the Company converted $835,514 of debt into subscription proceeds and issued 1,671,028 common shares. The subscribers to the subscription proceeds have agreed to purchase one unit for each $1.00 of debt. Each unit consists of two shares of Company’s common stock and one warrant each exercisable at $0.75, which expire in four years.

In September, 2008, the Company received subscription proceeds of $170,000 and issued 425,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $1.00 of subscription proceeds. Each unit consists of two shares of Company’s common stock and one warrant each exercisable at $0.75, which expire in four years.

In September 2008, the Company converted $42,800 of debt into 107,000 shares of common.

In August 2008, the Company converted $142,508 (MXN 1,449,989) (note 6) of promissory notes into subscription proceeds and issued 280,000 common shares. The subscribers to the subscription proceeds have agreed to purchase one unit for each $1.00 of debt. Each unit consists of two shares of the Company’s common stock and one warrant each exercisable at $0.75, which expire in four years.

In July 2008, the Company converted $67,424 of debt into 150,000 shares of common.

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

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine Months Ended November 30, 2008

(Unaudited) (Expressed in U.S. Dollars)

10.

COMMON STOCK (CONTINUED)

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

On March 4, 2006, the Company agreed to issue 1,651,200 shares of common stock at a price of $0.25 per share to settle $412,800 in promissory notes payable. These shares were issued on April 6, 2006.

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine Months Ended November 30, 2008

(Unaudited) (Expressed in U.S. Dollars)

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

In the nine months ended November 30, 2008, the Company has agreed to grant share stock awards to officers and directors for each newly discovered reserves of 1,000,000 oz AU (or Au-Ag equivalent) to a maximum of 400,000 shares.

In the six months ended August 31, 2008, the Company entered into a consulting agreement with Sam Osman to conduct public relations for the Company. Mr. Osman was granted 200,000 options to purchase 200,000 common shares of the Company at a price of $0.52 per share, expiring June 30, 2010. This agreement was subsequently cancelled.

In the nine months ended November 30, 2008, the Company awarded 1,400,000 options to purchase common shares (2007 – 1,635,000) and recorded stock-based compensation expense of $472,420 (2007 - $698,878). The weighted average fair value of each option granted for the nine months ended November 30, 2008 was $0.29. The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2008:

2008
Expected volatility	70.37% - 103.55%
Weighted-average volatility	75.51%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	2.82% - 3.86%

There were no capitalized stock-based compensation costs at November 30, 2008 or November 30, 2007.

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine Months Ended November 30, 2008

(Unaudited) (Expressed in U.S. Dollars)

11.

 STOCK COMPENSATION PROGRAM (CONTINUED)

The summary of option activity under the 2008 Option Plan as of November 30, 2008, and changes during the period then ended, is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options			Term

Balance at March 1, 2008	$0.87	2,475,000	7.93	$222,500
Options granted	0.50	1,400,000	9.48	-
Options exercised	-	-	-	-
Options cancelled/forfeited	$-	-	-	-

Balance at November 30, 2008	$0.74	3,875,000	8.01	$ -

Exercisable at November 30, 2008	$0.75	2,369,167	7.59	$ -

The weighted-average grant-date fair value of options granted during the nine months ended November 30, 2008 and November 30, 2007 was $0.29 and $0.90, respectively.

A summary of the status of the Company’s nonvested options as of November 30, 2008, and changes during the nine months ended November 30, 2008, is presented below:

		Weighted-average
		Grant-Date
Non-vested options	Shares	Fair Value

Nonvested at February 29, 2008	1,065,000	$ 0.76
Granted	1,400,000	0.29
Vested	(959,167)	0.39

Nonvested at November 30, 2008	1,505,833	$ 0.43

As of November 30, 2008, there was an estimated $688,848 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 and 2008 nonqualified stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 1.50 years.

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine Months Ended November 30, 2008

(Unaudited) (Expressed in U.S. Dollars)

12.

WARRANTS

As at November 30, 2008, the Company had a total of 5,626,400 (February 29, 2008 – 4,486,100) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 5,626,400 shares of common stock in the event that these warrants are exercised.

During the nine months ended November 30, 2008, the Company received $nil from warrants exercised.

The outstanding warrants include 1,000,000 Series D Warrants exercisable at $1.25 per share and 1,000,000 Series E Warrants exercisable at $1.50 per share; of which all are exercisable at the option of the holder, have no redemption features, and are settled on a physical basis. All the warrants were fully vested upon issuance. The Series E Warrants will become exercisable only when the Series D Warrants have been fully exercised.  Unless terminated earlier as a result of failure to vest, the Series D and Series E Warrants will each expire on December 31, 2009.

The Company had issued 2,917,500 warrants exercisable at $1.00 each pursuant to the issuance of convertible debentures. These warrants expired on April 30, 2008.

The Company had issued 375,000 warrants exercisable at $1.00 each pursuant to the issuance of a private placement unit offering. These warrants expired on April 30, 2008.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2007	8,217,500	$1.00

Issued	113,000	1.00
Cancelled	-	-
Exercised	(3,844,400)	0.80

Balance, February 29, 2008	4,486,100	$1.17
Issued	3,513,400	0.73
Cancelled	(2,043,100)	1.00
Exercised	(330,000)	1.00

November 30, 2008	5,626,400	$0.97

As at November 30, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
100,000	$ 0.43	September 8, 2010
250,000	$ 0.65	June 30, 2012
3,163,400	$ 0.75	April 2012 to August, 2013
1,000,000	$ 1.25	December 31, 2009
1,000,000	$ 1.50	December 31, 2009
113,000	$ 1.00	January 31, 2010
5,626,400

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine Months Ended November 30, 2008

(Unaudited) (Expressed in U.S. Dollars)

13.

RELATED PARTY TRANSACTIONS

For the nine months ended November 30, 2008, the Company paid or accrued management fees of $103,842 (November 30, 2007 - $99,000) to certain officers and directors and to companies controlled by directors. The Company also paid or accrued $8,299 (November 30, 2007 - $64,938) to certain officers and directors and to companies controlled by directors for travel, office and other related expenses.

As at November 30, 2008, accounts payable of $7,000 (November 30, 2007 - $53,580) were owing to an officer and director of the Company and $59,935 (November 30, 2007 - $53,580) was owing to companies controlled by directors. In addition, promissory notes of $nil (November 30, 2007 - $252,669) were owed to companies controlled by related parties and close associates (note 6).

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

15.

CHANGE IN MANAGEMENT

On November 15, 2008, Mario Ayub resigned from his position as President and as a Director of the Company.  Mr. Ayub’s resignation was not due to a disagreement with the Company.

On November 15, 2008, the Company’s Directors appointed Manuel Flores to the Board of Directors.  Mr. Flores was granted a stock option of 150,000 shares at a strike price of $0.30 per share vesting over an 18 month period.    Mr. Flores also receives a consulting fee of $1,000 per month from the Company.  No employment or service contract is in place to cover this payment.

On November 15, 2008, the Company’s Directors appointed Barry Quiroz as President of the Company to fill the vacancy created by Mario Ayub’s resignation.

16.

SUBSEQUENT EVENT

On January 14, 2009 the Company received Notice of Acceleration of three outstanding Secured Convertible Debentures held by Paramount Gold and Silver Corp.  The Notice of Acceleration relates to the Secured Convertible Debenture granted by the Company to Paramount Gold and Silver Corp. in the principal amount of $500,000 dated May 9, 2008; the Secured Convertible Debenture granted by the Company to Paramount in the principal amount of $370,000 dated June 18, 2008; and the Secured Convertible Debenture granted by the Company to Paramount in the principal amount of $500,000 dated July 11, 2008 as amended by an Acknowledgment dated September 10, 2008 (collectively the “Debentures”).  The Debentures are  secured by a security agreement from the Company in favor of Paramount dated May 9, 2008  as amended by an Addendum dated June 18, 2008 and a security agreement from Sunburst de Mexico, in favor of Paramount dated June 18, 2008 (collectively, the “Security Agreements”).

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Nine Months Ended November 30, 2008

(Unaudited) (Expressed in U.S. Dollars)

16.

SUBSEQUENT EVENT (CONTINUED)

The notice of acceleration asserts that the Debentures are in default because the Company has failed to cure the defaults noted in a Notice of Default dated December 23, 2008 within the cure period set out in the Notice of Default, namely:

1. the failure to include the Conversion Shares issuable upon conversion of the Debentures, Warrant Shares issuable upon exercise of the Conversion Warrants and any other securities due to Paramount pursuant to the Debentures in a registration statement within 60 days of the issue date of each Debenture contrary to section 4.3 (h) of each of the Debentures; and

2. the failure to pay the entirety of the interest owed by you to Paramount in full on or before December 31, 2008.

The Notice of Acceleration is intended to serve as written notice to the Company that the entire unpaid principal balance of the Debentures, in the amount of $1,370,000, together with all accrued but unpaid interest thereon and all of Paramount’s legal fees in connection with such defaults, which legal fees are currently in the amount of $ 3,000, is immediately due and payable in full.

The Company believes that it is not in default under the terms of the Debentures, and as such, intends to vigorously defend against any legal action initiated against it by Paramount Gold and Silver Corp.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K.

Overview

Mexoro Minerals Ltd. (“Mexoro” or the “Company”) is a start-up exploration stage company and has not yet generated or realized any revenues from exploration projects, which commenced on May 1, 2004. On September 9, 2008, we announced that we have retained the services of Haywood Securities Inc. of Toronto, Canada to sponsor the listing of our common shares on the TSX or TSX-V exchange. As of November 30, 2008, we had $4,820 in our bank account.

On November 23, 2008, we signed a letter of intent (“LOI”) with Minera Rio Tinto, a related party as a beneficial owner of over 10% of our common stock controls MRT, to provide us with immediate funding to initiate production at our Cieneguita property, to complete a feasibility study and to continue the exploration of our properties. The LOI calls for project funding of up to USD$9,000,000 to be spent over the next twenty-four month period. The major points of the agreement are as follows:

1.

Minera Rio Tinto (“MRT”) and/or its investors will subscribe for up to USD$1 million of a convertible debenture convertible into units at $0.60 per unit pursuant to Regulation S.  Each unit consists of two common shares and one warrant. Each warrant is exercisable at $0.50 per share for a period of four years. The placement will be used for continued exploration of our properties and general working capital. The LOI contemplates that MRT would invest an initial $250,000 immediately and then $150,000 per month for five months.

2.

MRT and Sunburst Mining de Mexico, our wholly owned subsidiary, will form a new Mexican joint venture company (MRT 75%/Sunburst 25%) for the purpose of putting the Cieneguita property into production. The terms of the agreement call for Sunburst to contribute its existing mining and milling equipment and for MRT to provide the necessary working capital, estimated to be $3,000,000, to begin and maintain mining operations. The agreement will limit the mining of the mineralized material for the new joint venture company to material that is available from surface to a depth of 15 meters.

3.

MRT will spend up to USD$5 million to take the Cieneguita property through the feasibility stage. In doing so, MRT will earn a 55% interest in our rights to the property. After the expenditure of the $5 million, all costs will be shared on a 55% to MRT and 45% to Mexoro Minerals. If Mexoro elects not to pay its portion of costs after the $5 million have been spent, then Mexoro’s position shall revert to a 30% carried interest on the property.

4.

MRT will be the operator of the project with Mexoro/Sunburst providing two of five board members to the joint venture companies and committees.

To date, MRT has contributed approximately $510,000 towards its $1 million commitment. It has also initiated steps to take the Cieneguita project to production having spent approximately $68,000 on drilling, sampling and metallurgical testing. MRT is also arranging for a three ton sample of material to be sent out to its milling facility located in Sinola, Mexico to determine grade recovery of the mineralized material.  Certain portions of the definitive agreement, when signed, will need the approval of Paramount Gold and Silver Corp.  No assurance can be given that Paramount‘s approval will be given.

On May 5, 2008, we signed a letter of intent (Paramount “LOI”) to enter into a strategic alliance with Paramount Gold and Silver Corp. (“Paramount”) to combine mining and exploration expertise, along with efficient use of personnel, drill rigs and current mining concessions to improve efficiencies and potentially reduce costs for both companies. We believed that the alignment of interest between the two companies created synergy, especially as the two companies’ Guazapares projects are contiguous and create a large land position located in the state of Chihuahua, Mexico.

The Paramount LOI called for Paramount to invest a minimum of $4 million and maximum of $6 million into the Company, at a fixed price of $0.50 per unit by June 23, 2008. This date was extended until July 21, 2008 and then to August 5, 2008.  Paramount was unable to complete the minimum investment on August 5, 2008 and as such the strategic alliance with Paramount was terminated on August 6, 2008.  Prior to the termination, we issued three debentures to Paramount.

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

On June 23, 2008, we signed an addendum to the strategic alliance granting Paramount an extension for the closing of the transaction until July 21, 2008. As such, Paramount invested an additional $70,000 on June 10, 2008 and $300,000 on June 23, 2008 into the Company under the same terms as the original secured convertible debenture. This debenture is convertible into 740,000 shares of our common stock and up to 370,000 warrants, which are exercisable into shares of our common stock at $0.75 per share.

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

On August 6, 2008, the strategic alliance between Mexoro and Paramount was terminated, including Paramount’s right of first refusal on financings. As a result of Paramount holding convertible debentures in the amount of $1,370,000 resulting from advances made to Mexoro Minerals to fund exploration, they agreed to defer interest payments on the advances until September 10, 2008.  The September 10, 2008 interest payment date has subsequently been extended again to November 10, 2008.  All interest payments were brought up to date by December 30, 2008 and we are now current with all of our interest payments to Paramount Gold and Silver Corp.

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. While we believe that we have raised sufficient funds in our recent offerings to allow us to continue in business until April 30, 2009, we may not be able to continue in business beyond that date unless we obtain additional capital. We have not generated any revenues to date. We are expecting some revenues from the 3,000 tonne bulk sample that is to be processed at MRT’s facilities. The amount of revenue to be received from the test cannot be determined at this time. In fact, no assurance may be given that any revenue will be realized from the bulk sample test. Once MRT puts the Cieneguita property into production, anticipated to be in the  second quarter 2009, we expect the 25% interest to generate ongoing revenue for us. The timing and amount of revenue, at this time, cannot be determined and no assurance may be given that any revenue will be generated from the operations at Cieneguita.

For the 12-month period from December 2008 through November 2009, we need to raise additional capital to maintain operations. We will need a minimum of $1,484,000 for property payments, $1,370,000 to repay the convertible debenture to Paramount Gold and Silver Corp, and an additional $840,000 for general and administrative costs. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as detailed below. The following table shows our contractual property payments that are due until December 2009:

Name	Date	Payment Type	USD

Guazapares Property[1]	August 2008	Property payment	$110,000
	[this date has passed. update?]
Sahuayacan Property	October 2008 to July 2011	Property payments	$170,000
	[this date has passed. update?]
Encino Gordo Property	December 2008 to December 2009	Property payment	$200,000
	[this date has passed. update?]
San Antonio (Guazapares)	January 2009	Property payment	$50,000

Sahuayacan Property (La Maravilla)	January 2009	Property payment	$34,000

Segundo Santo Nino (Sahuayacan)	February 2009 and July 2009	Property payment	$50,000

Cieneguita Property	May 2009	Property payment	$120,000

San Francisco (Guazapares)	June 2009	Property payment	$250,000

Guazapares Property	August 2009	Property payment	$500,000

1 All Guazapares payments due by December 31, 2007 have been deferred, until in the opinion of the directors of Mexoro, Sunburst de Mexico and Mexoro have sufficient funds to make the payments. This includes deferred payments of $100,000 due in November 2005, $60,000 due in August 2006 and $140,000 due in August 2007.

Additionally, if our exploration during that time period is successful, we may need to raise additional capital to fund those exploration programs. At this time, we cannot assess with any accuracy our total capital needs to fund an expanded exploration program beyond our basic program.  We do not have any additional sources of additional capital to fund our operations  beyond April 30, 2009. We also believe that, other than the initial bulk sample test done by MRT, we will not generate any revenues that would allow us to continue operations. If we are unable to raise additional capital through debt or equity beyond April 30, 2009, it is most likely that we would need to cease operations and forfeit our properties as we would be unable to make the necessary property payments.

Plan of Operation

Summary

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. On November 23, 2008, we signed a letter of intent (“LOI”) with Minera Rio Tinto (“MRT”) to provide us with immediate funding to initiate production at our Cieneguita property, to complete a feasibility study and to continue the exploration of its properties. The LOI calls for project funding of up to USD$9,000,000 to be spent over the next twenty-four month period. To date MRT has contributed approximately $510,000 in working capital and has initiated production plans for the Cieneguita project. MRT is in the process of shipping a 3,000 tonne bulk sample to its mill in Sinola Mexico for processing to verify the metallurgical process need to process the mineralized material from the Cieneguita property.

On May 5, 2008, we entered into a strategic alliance with Paramount to invest between $4 million and $6 million in our company by July 21, 2008. Paramount forwarded an initial $500,000 on May 9, 2008, an additional $70,000 on June 10, 2008, $300,000 on June 23, 2008, and a final payment of $500,000 on July 16, 2008 for a total investment of $1,370,000 in the form of secured convertible debentures. The proceeds from these placements were primarily used to continue the drilling programs on our Cieneguita and Guazapares properties. As the Paramount strategic alliance was terminated, and in order to continue our exploration plans and fund general administrative expenses as a minimum, we will need to raise additional working capital to maintain basic operations. Along with the MRT joint venture, we plan to raise those funds through the sale of equity or debt. At this time, we do not have any sources to raise additional capital, and no assurance may be given that we will sign a definitive agreement with MRT. Additionally, we may not be able to find sources to raise additional capital. Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration properties.

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

We are not involved in any research and development on our exploration properties. We have no known reserves on the Cieneguita property. Our original strategy was to put the Cieneguita property into production, and as such we purchased approximately $250,000 worth of new and used mining equipment to be used for heap leach production. We contemplated putting the Cieneguita property into production during 2008 but recent positive exploration results from our drilling programs have changed that plan. Now, with the contemplated joint venture with MRT, we plan to use the equipment as part of the mining process in the joint venture agreement. Though the mining equipment will be contributed to the joint venture company (assuming it is finalized, but for which no assurance can be given) to be used in the mining process, at the end of the joint venture the mining equipment will revert back to us. If the joint venture agreement with MRT is not finalized then it is managements’ plan to try and sell the equipment that we have purchased. At this time, we have no estimates on what the equipment will be worth in the secondary market. If we are unable to sell it, we may lose all of our capital investment. No assurances can be given that we will be able to sell the equipment at a price to recover our original investment, or at all.

In the event that we do discover a mineral deposit on one of our properties, of which there is no guarantee, we would need to expend substantial amounts of capital to put any of our properties into production, if so warranted. The amount of such expenditures is indeterminable at this time as our exploration program has not advanced far enough to provide us with results to determine this information.

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

We hired Barry Quiroz as our VP of Exploration on March 1, 2007. On November 15, 2008 we appointed Mr. Quiroz to the position of President to replace Mario Ayub who resigned. We also hired an office administrator for our office in Chihuahua. We hired one geologist in 2006, three geologists in 2007 and another geologist in February 2008 to work on our exploration programs. One of our geologists resigned in June 2008. We do not expect any significant change in additional contractors to conduct exploration over the next 12 months. Other than the President and our geologists, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors, we minimize our exposure to Mexican employment law, and all liabilities are undertaken by the third party contractors providing the services. We pay a flat rate to the third parties for their services.

In the event that we should find a mineable reserve, it is management’s intention to contract the mining and milling of any mineralized reserves out to third parties. We do not have any known reserves at this time.

Exploration Projects – Current Status

To date the Sierra Madre gold exploration program has been focused on advancing current exploration projects to the next exploration stage. During most of 2008, exploration activities were concentrated in four projects: Sahuayacan, Guazapares, Encino Gordo and Cieneguita. However, exploration activities during the quarter ended November 30, 2008 were focused exclusively on the Cieneguita project. The figure below shows the location of the different projects.

This figure is illustrating the location of the Mexoro’s project and the major Au-Ag deposits within the Sierra Madre Gold-Silver Belt

To date most of the data gathered during our field campaigns and drilling programs is completely compiled and is being evaluated. The next exploration stages for all four projects have been already planned.

Cieneguita

During the quarter ended November 30, 2008, Mexoro Minerals concentrated its exploration activities only in the Cieneguita project, where a drilling program has been completed, and aimed to obtain a technical report that is compliant with Canadian National Instrument 43-101 estimating the mineralized material by early 2009.

The main activities in the Cieneguita project are set forth below:

·

100 diamond drillholes completed for a total of 20,215 meters of drilling

·

Broad mineralized intercepts including 111.5 meters with 1.24 g/t Au, 99.6 g/t Ag, 0.45% Pb and 0.73% Zn (C-21) and 94 meters with 1.21 g/t Au, 79.8 g/t Ag, 0.78% Pb and 1.2% Zn (CI-30)

·

Mineralization at Cieneguita has been traced over 900 meters along strike and still remains open to the southwest and to depth

·

Exploration ongoing; infill drilling program has been designed to expand the size of the mineralized material

Cieneguita is a new gold‐silver and polymetallic discovery made in 2008 by our exploration team. The project consisting of three concessions totaling 822 hectares is located in Chihuahua State, Mexico. The area has well developed infrastructure being located 20 km to the north of Gold Corp’s El Sauzal mine. Mexoro holds a 100% interest subject to a royalty of USD$20 per ounce of gold sold from the property up to a maximum payment of USD$2 million.

We have conducted a series of exploration programs at Cieneguita since March 2007. Our exploration work to date includes 100 diamond core drillholes totaling 20,215 meters of drilling. The Drilling exploration program commenced in December 2007 with one drill rig and a second rig was added in July 2008. Due to our financial constraints, one of the drill rigs was taken away in October 2008 and drilling continued with one rig until December 19, 2008.

Mexoro has received analysis results for only 54 holes (CI-01 to CI-54).  A complete listing of the drill logs are published in the

Form 10Q for the period ended August 31, 2008.  The assay results from holes CI-55 to CI-100 are still pending; however, most of the holes returned the same broad mineralized intercepts similar to previously announce results.  No assurance may be given, though, that these new holes will have the same values as previously analyzed holes.  Two different styles of mineralization have been identified: precious (gold‐silver) and base (lead‐zinc-silver) metal mineralization, with higher gold‐silver grades starting on surface and high‐grade lead‐zinc-silver mineralization intercepted at depth and to the west of the Cieneguita deposit. We interpret the Cieneguita deposit as a diatreme breccia body where disseminated oxide and sulphide mineralization is mainly hosted by quartz‐sericite altered diatreme breccias and lapilli tuffs.

The mineralized body is shaped like a funnel which has been flattened laterally, measuring over 900 meters by 300 meters as defined by the drill results. Mexoro has completed a cross section‐based geological model and has calculated inferred mineralized material of 15.249 million tons with 2.62 g/t Au equivalent. Mineralization intersected in CI‐34 (46 meters with 4.68 grams per ton gold, 87.67 grams per ton silver, 0.24% lead and 0.22% zinc) and CI‐29 (51 meters with 0.5 grams per ton gold, 55.03 grams per ton silver, 0.34% lead and 0.46% zinc), both collared in the western portion of Cieneguita suggests that mineralization still remains open to west, southwest and to depth in the western part of the Cieneguita deposit.  No assurance may be given, though, that additional mineralized material will be found in these areas.

CIENEGUITA PROJECT
DRILLING PROGRAM 2008
794800
795000
795200
795400
795600
795800
3005000
3004800
3004600
3004400
LITHOLOGY
Quaternary
Andesitic Dyke (Post-Mineral)
Porphyritic Andesitic Dyke
Diatreme Breccia and Lapilli Tuff
Breccia and Lithic Tuff
Andesitic Tuff
Legend
Proposed Drillhole
Completed Drillhole
In Process Drillhole
Known Ore-body Outline
Outcropping Vein / Mineralized Area
Fault / Structure
0 50 100 200 Meters
CI-01
CI-02
CI-03
CI-13
CI-12
CI-14
CI-17
CI-18
CI-66
CI-68
CI-58
CI-63
CI-05
CI-40
CI-70
CI-16
CI-53
CI-52
CI-54
CI-50
CI-51
CI-19
CI-56
CI-59
CI-57

This figure is showing the geological units and distribution of the 100 drillholes.

Because of the favorable mapping-sampling and drilling results in Cieneguita, we initiated a brownfield exploration program aimed at locating additional mineralization within our properties. The exploration process around the main mineralization zone at Cieneguita has identified two new areas of mineralization 500 meters to south of the current known reserves. These two areas known as Piedras Blancas and Piedra Amarilla are exhibiting the same size, characteristics, and intensity of alteration-mineralization on surface as encountered at Cieneguita. No assurance, though, may be given that any positive exploration results will come from these similarities.

Detailing mapping and sampling is currently underway. Our exploration at the Piedras Blancas area has consisted of a 1:1,000 scale geologic mapping, rock chip samples and vein geochemical sampling.

A figure exhibiting main geological and mineralization features on the Piedras Blancas and Piedra Amarilla areas is shown below.

794500
795000
795500
796000
796500
3005500
3005000
3004500
3004000
3003500
3003000
3002500
N
CIENEGUITA
PIEDRAS BLANCAS
LEGEND
Quaternary
Tuff Breccia
Limoargillite
Dacite Tuff
Lapilli Tuff
Dacite - Lapilli Tuff
Andesite Tuffacceous
Andesite
Ignimbrite Tuff
Rhyolite Tuff
Porphydy Dacitic
Diorite - Monzodiorite
Diorite quartz porphyry
Andesite Bassaltic
Andesite Dike
Hydrotermal/ Tectonic Breccia
SIMBOLOGY
Stream
Fault Infered
Vein
Vein Infered
Stockwork zone
Breccia
0 120 240 480
Meters

There are no known reserves on the Cieneguita property.

Guazapares

A 19 drillhole program has been completed on the Guazapares project totalling 2,670 meters. The most recent drilling results are from 16 completed holes drilled at the San Francisco Este, San Francisco Centro and El Cantilito concessions, three of the main targets identified in the project. All drill holes in the San Francisco Centro and El Cantilito concessions intersected intervals of gold and silver mineralization.

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

·

Drillhole GU-01 intersected 3.87 meters with 2.072 g/t Au and 22.66 g/t Ag; Including 1.00 meters with 4.83 g/t Au

·

Drillhole GU-02 intersected 1.35 meters with 2.54 g/t Au

·

Drillhole GU-03 intersected 1.50 meters with 3.17 g/t Au and 42.6 g/t Au

·

Drillhole GU-04 intersected 9.55 meters grading 2.17 g/t Au Eq; including 2.12 meters with 4.78 g/t Au Eq.

·

Drillhole GU-05 to GU-07 did not intersect economical mineralization

·

Drillhole GU-08 intersected 5.68 meters with 1.68 g/t Au Eq.

·

Drillhole GU-10 intersected 13.75 meters with 2.75 g/t Au Eq. & 22.98 meters with 2.8o g/t Au Eq; including 4.60 meters at 5.75 g/t Au Eq and 2.30 meters with 9.71 g/t Au Eq.

·

Drillhole GU-11 intersected 17.89 meters with 2.58 g/t Au Eq; including 4.91 meters with 4.72 g/t Au Eq.

·

Drillhole GU-12 did not intersect economical mineralization

·

Drillhole GU-13 intersected 9 meters with 3.63 g/t Au Eq and 4.50 meters with 1.56 g/t Au Eq; including 2.75 meters with 7.93 g/t Au Eq.

·

Drillhole GU-14 intersected 19.86 meters with 1.29 g/t Au Eq; including 2.12 meters with 2.06 g/t Au Eq and 2.89 meters with 3.44 g/t Au Eq.

·

Drillhole GU-15 intersected 17.06 meters with 1.26 g/t Au Eq; including 1.30 meters with 6.10 g/t Au Eq.

·

Drillhole GU-16 intersected 18.92 meters with 4.33 g/t Au Eq; including 7.74 meters with 9.10 g/t Au Eq.

·

Drillhole GU-17 and GU-18 did not intersect economical mineralization

·

Drillhole GU-19 did not intersect economical mineralization.

The following is a map of the drillhole locations:

Guazapares Project
Geology and Drillhole Location
N
766000
766500
767000
3035500
3035000
3034500
3034000
Montaña de Oro Target
San Francisco Target
San Antonio Target
El Cantilito Target
Blanquita Target
GEOLOGY
Rhyodacite Dome
Dacite Dome
Andesite
Tuffs
LEGEND
Second Stage Proposed Drilling Program
Second Stage Completed Drillhole
Drillhole In Progress
First Stage Completed Drillhole
Outcropping Vein / Mineralized Area
Fault / Structure
0 40 80 160 240 320 400
Meters
GU-01
GU-02
GU-03
GU-04
GU-05
GU-06
GU-07
GU-08
GU-09
GU-10
GU-11
GU-12
GU-13
GU-14
GU-15
GU-16
GU-17
GU-18
GU-19
GU-20
GU-21
GU-22
GU_23

In May 2008 we moved a drill rig onto the Guazapares property to commence the second round of drilling. A 6,000 meter diamond drilling program commenced in June 2008. The drill program tested alteration and mineralization targets, as well as additional areas identified during a drill campaign completed in December 2007.  A total of 12 additional holes were drilled.

The three main target areas include San Antonio, San Francisco, and El Cantilito. The Drilling was to initially test alteration and mineralization centers located along these structural trends. The high priority target is where San Antonio, San Francisco, and El Cantilito mineralized structures intersect each other in the central part of the project area (drill holes GU-20, GU-22 and GU-23 are located within that target). Continuation along strike and at depth of the Antonio, San Francisco, and El Cantilito, mineralized structures are anticipated to be tested with this second stage diamond drilling program. Drilling consisted of twelve 150-200 meter drill holes, with deeper drilling reserved for areas that show the best results. The results of the remaining 9 holes are pending.

In addition, targets Montana de Oro and Blanquita, which were identified during recent detailed mapping and geochemical sampling program at 1:1,000 scale, are anticipated to be also tested during this drill program.

There are no known reserves on the Guazapares property.

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

All information and field evidence gathered during the mapping and sampling process suggest the presence of “porphyry” style alteration and mineralization characterized by the presence of concentric alteration patterns (potassic alteration grading outward to quartz-sericite and propylitic alteration), coincident Cu, Au and Mo geochemical anomalies and a multiple-event of veining. No assurance can be given, though, that we will find such a deposit, if at all.

Phase II of the exploration program aimed to detail and characterize all identified alteration and mineralization areas and define and prioritize drilling sites is underway and is expected to be completed by the second quarter of 2009. In addition, a stream sediment sampling program is being undertaken to fully evaluate all the concessions.

There are no known reserves on the Encino Gordo property.

Sahuayacan

Mexoro has completed a diamond drilling program of 13 holes comprising 2,027 meters. Nine of the 13 holes were directed to test the Santo Niño vein, two drillholes were collared on the La Cumbre target and two more were drilled on the south of the property to test the Santa Teresa target. Of the 13 drillholes, only three have intersected economically attractive mineralization. The mineralized intercepts are as follows:

·

Drillhole SDH-01 collared on the Santo Niño vein intersected 7.50 meters with 2.56 g/t Au (from 65.00 to 72.50 meters) and 8.0 meters with 2.98 g/t Au (from 96.50 to 104.5 meters).

·

Drillhole SDH-05 collared on La Cumbre target intersected intense altered zone dominated by abundant limonites, exhibiting 4.5 meters with 1.77 g/t Au from 0 to 4.5 meters in depth.

·

Drillhole SDH-12 drilled to test the Santa Teresa vein has intersected a high grade mineralized zone, from 74.50 to 82.00 for a total of 7.5 meters with 56.01 g/t Au and 283.22 g/t Ag.

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

There are no known reserves on the Sahuayacan property.

Proposed 2009 Program: Exploration Projects – Potential and Next Exploration Stage

Over the next twelve month, the Company intends to explore its four projects (Cieneguita, Guazapares, Sahuayacan and Encino Gordo) to determine whether there are economically attractive concentrations of gold and gold-silver mineralization. The company does not intend to hire any additional employees or to make any purchase of equipment over the next twelve months, as it intends to rely upon current personnel for the exploration work being conducted.

1.

Advance all projects to the next exploration stage.

2.

Exploring and try to increment the known mineralization at the Cieneguita advanced project.

3.

Design, implement and manage a strong new targets generation and identification of advanced projects program aimed to expand our portfolio.

The following exploration program has been planned for each of the projects:

Cieneguita

The recent exploration activities in Cieneguita have shown that additional exploration is warranted. Our President has made the following determinations to date:

·

Infill drilling displays continuity of mineralization and overall grades.

·

Mineralization extends 900 meters along strike, is up to 300 meters wide and is open to the southwest and to depth.

3005000 N
3004800 N
3004600 N
3004400 N
795000 E
795200 E
795400 E
795600 E
795800 E
795600 m
N
CI-01
CI-02
CI-03
CI-04
CI-05
CI-06
CI-07
CI-08
CI-09
CI-10
CI-11
CI-12
CI-13
CI-14
CI-15
CI-16
CI-17
CI-18
CI-19
CI-20
CI-21
CI-22
CI-23
CI-24
CI-25
CI-26
CI-27
CI-28
CI-29
CI-30
CI-31
CI-32
CI-33
CI-34
CI-35
CI-36
CI-37
CI-38
CI-39
CI-40
CI-41
CI-42
1.2 Km
Open
SW TREND
Au - Ag - Zn - Pb
0
75
150
metres
Legend
Au-Eq gr/tn / Length (meters)
> 1.5
1.0- 1.5
0.5- 1.0
< 0.5
Ejecuted drill holes
Program drill holes
MEXORO MINERALS Ltd
CIENEGUITA PROJECT
MAIN ZONE
ISOVALORIC CURVE
Drill Plan
Scale: Graphic
Date:20/8/2006

Figure is showing main mineralization zones on the Cieneguita project. Areas in red are exhibiting mineralization areas where grades is >1.5 g/t Au

The known mineralized material on the Cieneguita property combined with the assay results from drilling and the new areas found 500 meters away from Cieneguita are providing the possibility to increase the size of the mineralized material. Considering the latest results and findings the proposed work program for Cieneguita will include:

·

Completing the infill drilling program by doing an additional 10,000 meters of drilling to expand inferred resources;

·

Conducting metallurgical tests;

·

Initiating a pre-feasibility study;

·

Completing detailed mapping and sampling and locating drilling targets of the new areas identified within our property 500 meters away from Cieneguita; and

·

Commencing exploration drilling program at the Piedras Blancas project.

The proposed exploration budget for the Cieneguita project for 2009 is $1,128,047. This budget does not include any money to be spent by MRT in the event a joint venture agreement is finalized with them. The break down of the expenditures is as follows:

Geochemistry	$130,050
Geophysics	$0
Safety	$3,000
Land Costs	$0
Contractors	$894,760
Travel and Vehicles	$37,820
Field Support	$4,500
Communications	$4,200
Subtotal	$1,074,330
Contingency(5%)	$53,717
Total	$1,128,047

There are no known reserves on the Cieneguita property.

Sahuayacan

Surface mapping and drilling results are suggesting that the high gold values tend to cluster at certain areas along the Santo Niño and the Santa Teresa vein structures with intervening areas of low gold grades. A more disseminated structure seems to be present at the La Cumbre area. We believe that the cluster of high gold values indicate the development of ore shoots within the extensive Sahuayacan system as evidenced by the intercepts from the SDH-1 in the Santo Niño vein and the SDH-12 along the Santa Teresa vein.

We believe that all evidence suggests that the mineralization is controlled by a circular feature that may represent a caldera margin running from the Santa Teresa target up to north to the La Cumbre target. This evidence opens up the potential to further extend the mineralization found at Santa Teresa and La Cumbre targets further north.

The figure below shows the different geological elements encountered in the Sahuayacan system and also exhibits the relationship between the Santo Niño, La Cumbre and Santa Teresa target areas.

The next exploration stage will include mapping and sampling along the circular feature trying to define additional mineralization areas and drilling targets. The proposed exploration program will include:

·

Mapping and sampling at 1:1,000 scale along the La Cumbre-Santa Teresa trend;

·

Obtaining ASTER image analysis to identify additional alteration-mineralization areas along the semi-circular feature within the entire concession;

·

Identifying drilling targets on the La Cumbre and Santa Teresa areas; and

·

Commencing a 4,000 to 6,000 meters exploration drilling program aimed to define the potential of the project.

The total exploration budget for Sahuayacan for 2009 is $849,686.  The breakdown of the budget is as follows:

Geochemistry	$165,000
Geophysics	$0
Safety	$2,000
Land Costs	$0
Contractors	$599,450
Travel and Vehicles	$34,725
Field Support	$3,850
Communications	$4,200
Subtotal	$809,225
Contingency(5%)	$40,461
Total	$849,686

There are no known reserves on the Sahuayacan properties.

Guazapares

The mineralization systems encountered in the Guazapares project are essentially of two types: a silver-dominated system at San Francisco Este, San Francisco Centro, and El Cantilito which exhibits localized areas of high-grade gold mineralization; whereas at San Antonio the system is dominated by gold mineralization. We believe that the surface mapping and drilling results suggest that the high-grade mineralization tends to cluster at certain areas along the mineralized veins with intervening areas of low-grade mineralization. The cluster of high-grade mineralization suggests the development of ore-shoots as evidenced by the intercepts from drillholes GU-04 and from GU-08 to GU-16. Diamond drilling of the Guazapares Project encountered mineralization in most of the drillholes. The highest grades occurred within vein-breccias, quartz veins and quartz stockworked veins exhibiting multiple pulses of hydrothermal activity.

Analysis of the mineralization and alteration assemblages, structural setting and geochemistry of the project area indicates that the high gold values are spatially associated to a rhyolite-dacite dome and tend to cluster in two main mineralization styles:

·

Ore-shoots developed along the extensive San Antonio vein system.

·

Large and structurally controlled breccia bodies or structural zones developed in the intersections of mainly NW and NE trending faults and structures.

The ore-shoots still remain open in all directions highlighting the potential for high grade gold mineralization beneath covered areas on project area.  No assurance may be given, though, that any mineralization of any type will be found.

The next exploration stage will include completing the mapping and sampling for entire concessions forming the Guazapares group. A drilling exploration program will be run in parallel with the mapping-sampling process aimed at exploring newly identified altered and mineralized areas and extending the mineralized trends and ore-shoots remaining with open potential in Guazapares.

The present drilling results are providing the evidence for the potential of several areas in the Guazapares project. The proposed drilling program for the upcoming year will mainly focus on the most attractive areas as follows:

·

(1) Drilling results on the San Francisco Este target are opening the potential to explore further northwest along the same structure.

·

(2) Drillholes GU-12 and GU-13, which suggest the development of high-grade ore-shoots along the structures’ inflections and have opened up the exploration potential to the west and northwest.

·

(3) Drilling results at El Cantilito (GU-16), which have opened up the exploration potential to the west of the system which is a covered terrain. The drillhole GU-15 is also opening up potential to the west along the El Cantilito mineralized system and, since GU-15 was stopped in mineralization at 169 meters depth, the exploration potential is still open at depth.

·

(4) All mineralized system and targets, which suggest the potential to explore where all system intersects each other creating the right setting to develop attractive mineralization zones.

Figure  showing all attractive areas identified during the last mapping-sampling and drilling program. The proposed 2009 drilling program will be focused in the areas denominated as 1, 2, 3 and 4.

The total exploration budget for 2009 is $1,242,255.  The expenditures are broken down as follows:

Geochemistry	$132,600
Geophysics	$0
Safety	$3,000
Land Costs	$0
Contractors	$995,040
Travel and Vehicles	$42,260
Field Support	$6,000
Communications	$4,200
Subtotal	$1,183,100
Contingency(5%)	$59,155
Total	$1,242,255

There are no known reserves on the Guazapares properties.

Encino Gordo

The geology at Encino Gordo project area is dominated by flows and tuff of andesitic to dacitic composition intruded by small plugs of porphyritic intrusions varying in composition from diorite to quartz-diorite. Small and localized areas exhibiting dacite porphyries are also common. The volcanic sequence which may be part of the Lower Volcanic Series (LVS) of the Sierra Madre Occidental Volcanic Complex (SMOVC) host most of the mineralization in the Encino Gordo area and in the whole Moris district host to Palmarejo deposit and the Guazapares gold hydrothermal system. The alteration and mineralization at the Encino Gordo project is mainly characterized by two different styles:

La Junta area. Most of the alteration and mineralization in this area is associated with andesitic rocks intruded by composite stock (diorite and quartz-diorite) and dacite porphyries. The alteration at La Junta is characterized by propylitic alteration

(chlorite-calcite-pyrite) exhibiting small and localized areas with incipient K-silicate alteration, where K-feldspar is mainly replacing groundmass in the intrusion phases.

Mineralization is occurring at La Junta in different styles, including: stockwork, fault-veins, sheeted veins, dissemination and breccias. However, main mineralization consists of an approximately 500 meter wide stockwork fault-vein zone developed in a dilatant jog “flower structure”.  In this mineralized area, multiple cross-cutting vein types are present including:

·

Pyrite-only veins

·

Quartz-only veins

·

Quartz + pyrite veins

·

Quartz + chalcopyrite veins

·

Quartz + pyrite + chalcopyrite veins

·

Calcite veins

·

Quartz + galena veins

·

Chlorite + calcite veins

Figure is illustrating coincident Cu and Au geochemical anomalies in La Junta area which are spatially associated to a potassic alteration core resembling the classical geochemical-alteration signature of the porphyry systems.

Supergene alteration is represented by an argillic alteration pervasive event developed by the oxidation and alteration of the primary sulfide zone observed at La Junta area. Limonites developed within this supergene event are dominated by goethite (± hematite – jarosite).

The alteration assemblages, the style of mineralization, the content and type of sulfide mineralization suggest that La Junta area might be a mesothermal to near-mesothermal system, resembling a “porphyry-style” alteration-mineralization.

Potential exists in this area to find a porphyry-style system and a similar gold mineralization. The proposed exploration program for the upcoming year will be focused on trying to asses the potential of the identified targets, including:

·

The porphyry-style mineralization in La Junta area

·

Anomaly N and La Elyka areas

The total 2009 exploration budget for Encino Gordo is $739,232.  The exploration expenditures are as follows:

Geochemistry	$84,030

Geophysics	$84,000
Safety	$2,000
Land Costs	$0
Contractors	$507,100
Travel and Vehicles	$17,100
Field Support	$6,650
Communications	$3,150
Subtotal	$704,030
Contingency(5%)	$35,202
Total	$739,232

There are no known reserves on the Encino Gordo properties.

New Properties-Target Generation and Growth Strategy

A fundamental component of our strategy is to advance all of our properties to the drilling stage and implement a strong generative and property acquisition program through a well established financial process and a proper funding consistency.

The proposed generative program contemplates four main directions:

1.

A new targets generation program that may create a pipeline of quality properties providing a steady stream of new prospect and/or projects for the Company to explore, farm-out and/or joint venture.

2.

A property acquisition program aimed to identify and acquire at low cost (whenever possible) early- to mid-stage properties on selected locations along the main gold-silver belts in Mexico.

3.

A Focus on small- to medium-size gold-silver deposits (minimum deposits containing 500,000 ounces of Au Eq.)

4.

The new targets generation and property acquisition program may be initially focused on the Sierra Madre belt and Central Mexico. It may be extended further south in Mexico and other countries if conditions and project’s potential warranted.

The proposed exploration program is to be undertaken by the Mexoro’s exploration team using in-house knowledge in combination for support and guidance of high-quality consultant with expertise in the region. The new targets generation program is aimed to feed our project pipeline two at drilling stage and/or near drilling stage projects per year.

Phase I - Target Generation

Objectives

·

Identify two to four target areas (approximately 20 x 30 kilometers) which have potential to host small- to medium-size gold and/or gold-silver deposits.

·

Identify one or two specific opportunities with close to drill ready targets. For example, identify old workings or existing mines with good upside potential.

·

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

Key steps may include mainly the following activities, among other considerations:

·

Acquiring geological maps 1:250,000 and 1:50,000 (from Servicio Geologico Mexicano);

·

Generating geological and mineral occurrences base maps;

·

Identifying key host rocks;

·

Completing structural interpretation from known geology, TM imagery, and geophysical data (if available);

·

Integrating mineral occurrences, alteration, lithology and structures;

·

Completing initial targeting using the above compilation; and

·

Selecting and prioritizing targets.

The proposed new target generation budget for 2009 is $438,690.  The breakdown of the budget expenditures is as follows:

Geochemistry	$24,000
Geophysics	$0
Landsat Imagery	$30,000
GIS & Database	$40,000
Safety	$1,500
Land Costs	$170,000
Contractors	$99,300
Travel & Accommodation	$24,000
Vehicles	$15,500
Field Support	$7,500
Communications	$6,000
Subtotal	$417,800
Contingency(5%)	$20,890
Total	$438,690

Results of Operations

Three and nine months ended November 30, 2008 compared to the three and nine months ended November 30, 2007.

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

The Company did not earn revenues during the three or nine months ended November 30, 2008 or 2007 because we did not have commercial production on any of our properties. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Costs

We did not incur any operating costs during the three or nine months ended November 30, 2008 or 2007 due to the fact that we did not achieve production from exploration activities during either year.

Expenses

Our expenses decreased to $2,025,000 and $6,050,000 for the three and nine months ended November 30, 2008 compared to $2,454,000 and $6,653,000 for the three and nine months ended November 30, 2007, respectively. The decrease is primarily attributable to lower administrative costs, lower stock-based compensation and an absence of any acquisition costs offset by higher mineral exploration costs.

General and administrative cash expenses increased to $588,000 in the three month ended November 30, 2008 compared to $530,000 in the three months ended November 30, 2007. The increase during the current three month period is attributable to higher management fees. The expenses decreased to $1,520,000 for the nine months ended November 30, 2008 compared to $1,822,000 for the nine months ended November 30, 2007. This was entirely due to lower investor relation expenses, consulting fees and advertising expenses off set by higher accounting and legal fees in the current nine month period.

Management and consultant fees increased to $181,000 in the three months ended November 30, 2008 and increased to $328,000 in the nine months ended November 30, 2008 from $141,000 and $390,000 in the three and nine months ended November 30, 2007, respectively. The decrease in the nine-month period was attributable to lower expenses for an investor relations contract that ended in April 2008, lower management fees paid to the chief executive officer due to his resignation in April 2008 and certain management fees in Mexico being charged to exploration expenses. The Company spent only $275,000 in the nine months ended November 30, 2008 compared to $802,000 in the nine months ended November 30, 2007 on investor relations activities.

Stock-based compensation expense decreased to $236,000 and $576,000 in the three and nine months ended November 30, 2008, respectively, from $631,000 and $2,304,000 in the three and nine months ended November 30, 2007. The amount for the nine-month period in 2008 had $472,000 of stock-based compensation expense relating to options granted to officers, directors and consultants and $103,000 of stock-based compensation relating to warrants. The amount for the corresponding period in 2007 relates to warrants issued and stock options granted to management and key personnel for $1,479,000 and $825,000, respectively.

Accounting and legal fees decreased to $96,000 in the three months ended November 30, 2008 and increased to $318,000 in the nine months ended November 30, 2008 compared to $106,000 and $128,000 in the three and nine months ended November 30, 2008, respectively. The increase was primarily attributable to higher legal costs and the cost of regulatory filings.

Mineral exploration in the three and nine months ended November 30, 2008 increased to $1,200,000 and $3,955,000 compared to $714,000 and $1,947,000 for the three and nine months ended November 30, 2007 as the Company continues to advance its mineral exploration program.

Loss

Our net loss decreased to $2,293,000 and $6,531,000 for the three and nine months ended November 30, 2008 compared to $2,490,000 and $6,689,000 for the three and nine months ended November 30, 2007, respectively.

This change in our loss was primarily attributable to lower stock-based compensation offset by higher interest expense recognized in 2008 relating to beneficial conversion feature and the fair value of warrants for the warrants issued to Paramount.

The net losses in both 2008 and 2007 were comprised of items not requiring an outlay of cash. In the nine months ended November 30, 2008, the non-cash component of stock-based compensation was $576,000. In the nine months ended November 30, 2007, the non-cash component of stock-based compensation was $2,304,000. We anticipate that we will continue to incur a loss until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from our Mexican mineral properties, if ever. There is no assurance that we will commence the development stage of our operations at any of our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage.

As of November 30, 2008, we had total assets of $730,000, total liabilities of $5,052,000 and a deficit of $40,359,000 accumulated during the exploration stage.

Cash and Working Capital

We had cash and cash equivalents of $4,820 as of November 30, 2008, compared to cash of $1,352 at August 31, 2008 and $859,000 at November 30, 2007. We had working capital deficiency of $4,633,000 as of November 30, 2008, compared to a working capital deficiency of $4,421,000 as of August 31, 2008 and $735,000 as of November 30, 2007.

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $4,400,000 from December 2008 to November 2009 to carry out exploration and administration activities on our Mexican mineral properties. We also anticipate spending approximately $840,000 during the next 12 months on general and administrative costs.

We will need to raise additional working capital to maintain basic operations. We plan to raise those funds through the sale of equity or debt. Other than our letter of intent signed with MRT, at  this time we do not have any sources to raise additional capital for the Company and no assurance may be given that we will be able to find sources to raise additional capital. Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration properties.

The amount of working capital could be adversely affected further in the event claims are made against us alleging that certain shares we previously issued pursuant to Form S-8 registration statements constituted an illegal public offering because the company was a “shell company” at the time and, as a result, was not eligible to use Form S-8 for registration of shares under the Securities Act of 1933. In August and October of 2005, the Company issued shares of common stock to an officer of the Company, as compensation for consulting services. The two share issuances were for a combined total of 30,000 shares and each of the share issuances was made pursuant to a registration statement on Form S-8 under the Securities Act of 1933.  Although the Company believes these shares were properly issued, a claim could be made that issuance of the shares constituted an illegal public offering because the Company was a “shell company” at the time. Shell companies  [i.e. companies which have no or nominal operations and either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets] are not eligible to use Form S-8 for registration under the Securities Act of 1933. If either of these transactions did violate federal securities laws, subsequent purchasers of the shares may have claims against us for damages or for rescission of their purchase transaction and recovery of the full subscription price paid, together with interest. As of the date of this quarterly report, no one has made or threatened any claim against us alleging violation of the federal securities laws. In the event such claims were successfully asserted, there is no assurance that we would have sufficient funds available to pay and it is likely that we would be required to use funds currently designated as working capital for that purpose. That would substantially reduce the amount of working capital available for other purposes and, in that event, we could be forced to cease or discontinue certain operations and to liquidate certain assets to pay our liabilities, including, but not limited to, rescission claims.

Cash Used in Operating Activities

Cash used in operating activities increased to $2,944,000 for the nine months ended November 30, 2008 compared to $2,780,000 for the nine months ended November 30, 2007. The cash used in operating activities was primarily for exploration costs and general and administrative expenses.

Cash Used in Investing Activities

The Company used cash of $13,000 for purchase of equipment for the nine months ended November 30, 2008 compared to cash used of $44,000 for purchase of equipment for the nine months ended November 30, 2007.

Financing Activities

Cash provided by financing activities decreased to $3,023,000 for the nine months ended November 30, 2008 compared to $3,677,000 for the nine months ended November 30, 2007. Almost all of the cash provided by financing activities was from issuing of convertible debentures and notes payables. Cash provided by financing activities was used to fund our operating and investing activities.

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

During the nine months ended November 30, 2008, the Company issued a total of $1,370,000 convertible debentures to Paramount. The convertible debentures with principal and accrued interest at 8% per year are convertible into 2,740,000 units at a price of $0.75 per unit at the discretion of Paramount.  Each unit shall be comprised of one common share plus one-half common share purchase warrant. One full warrant is exercisable immediately at a price of $0.75 for four years.

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

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at November 30, 2008, the Company had working capital deficiency of $4,633,000 (November 30, 2007 – working capital deficiency of $735,000) and an accumulated deficit during the exploration stage of $40,359,000 (November 30, 2007 - $32,420,000). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our management, including our former president, acting principal executive officer and acting principal accounting officer, Mario Ayub, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of February 29, 2008.

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

In November 2007, the British Columbia Securities Commission (“BCSC”) placed a cease trade order (“CTO”) on the Company in the Province of British Columbia, Canada affecting residents of British Columbia. This CTO was rescinded on February 20, 2008 as the Company filed the required documents in British Columbia. On February 20, 2008, the BCSC issued a second CTO requiring the Company to file a technical report in British Columbia on its Mexican properties. This CTO was rescinded on August 21, 2008 as the Company filed the required documents in British Columbia.

In February 2007, Mexoro obtained a temporary restraining order in a civil action against Mr. Argang Schariat. The civil action for temporary restraining order was made before the Tribunal of Vevey, Switzerland.  We believe that Mr. Schariat is refusing to abide by the Swiss Court ruling and we are taking the necessary steps to enforce our rights by filing a criminal complaint against Mr. Schariat.  The hearing for this criminal complaint against Mr. Schariat is scheduled for February 2009.

On January 14, 2009 the Company received Notice of Acceleration of three outstanding Secured Convertible Debentures held by Paramount Gold and Silver Corp.  The Notice of Acceleration relates to the Secured Convertible Debenture granted by the Company to Paramount Gold and Silver Corp. in the principal amount of $500,000 dated May 9, 2008; the Secured Convertible Debenture granted by the Company to Paramount in the principal amount of $370,000 dated June 18, 2008; and the Secured Convertible Debenture granted by the Company to Paramount in the principal amount of $500,000 dated July 11, 2008 as amended by an Acknowledgment dated September 10, 2008 (collectively the “Debentures”).  The Debentures are  secured by a security agreement from the Company in favor of Paramount dated May 9, 2008  as amended by an Addendum dated June 18, 2008 and a security agreement from Sunburst de Mexico, in favor of Paramount dated June 18, 2008 (collectively, the “Security Agreements”).

The notice of acceleration asserts that the Debentures are in default because the Company has failed to cure the defaults noted in a Notice of Default dated December 23, 2008 within the cure period set out in the Notice of Default, namely:

1. the failure to include the Conversion Shares issuable upon conversion of the Debentures, Warrant Shares issuable upon exercise of the Conversion Warrants and any other securities due to Paramount pursuant to the Debentures in a registration statement within 60 days of the issue date of each Debenture contrary to section 4.3 (h) of each of the Debentures; and

2. the failure to pay the entirety of the interest owed by you to Paramount in full on or before December 31, 2008.

The Notice of Acceleration is intended to serve as written notice to the Company that the entire unpaid principal balance of the Debentures, in the amount of $1,370,000, together with all accrued but unpaid interest thereon and all of Paramount’s legal fees in connection with such defaults, which legal fees are currently in the amount of $ 3,000, is immediately due and payable in full.

The Company believes that it is not in default under the terms of the Debentures, and as such, intends to vigorously defend against any legal action initiated against it by Paramount Gold and Silver Corp.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Name	# of Shares	# of Warrants Issued **	Dated	Price per Share	Amount USD$	Notes
Consuelo Munoz Terrazas	375,000	187,500	09/17/2008	$0.40	$150,000	(1) (9)
Alvaro Madero Munoz	25,000	12,500	09/17/2008	$0.40	$10,000	(1) (9)
Cecilia Madero Munoz	25,000	12,500	09/17/2008	$0.40	$10,000	(1) (9)
Haywood Securities	-	100,000	09/22/2008	-	Warrants issued	(4) (9)
Genesis Gold Ltd.	671,028	335,514	09/25/2008	$0.50	Stock issued for debt	(2) (9)
North Mining Investment Corp. (a) *	1,000,000	500,000	09/25/2008	$0.50	Stock issued for debt	(3) (9)
Haywood Securities	107,000	-	09/26/2008	$0.40	Stock issued for services	(4) (9)
74305 Alberta Ltd.	9,886	4,943	10/15/2008	$0.50	$4,943.00	(5) (9)
Barry Quiroz *	100,000	-	10/27/2008	$0.20	$20,000	(6) (9)
Vastani Company (b)	415,000	-	10/27/2008	$0.37	Stock issued for services	(7) (9)

Juan Miranda *	50,000	-	11/25/2008	$0.205	$10,250	(8) (9)

* Affiliate of the Company.

** Each warrant entitles the holder to purchase one share of common stock.

(a)

Mario Ayub is the control person of this entity.

(b)

Jan Malkus is the control person of this entity.

(1)

On September 17, 2008, the Company issued 212,500 units (consisting of two common shares of the Company and one Series A warrant, exercisable at $0.75 to purchase one share) to Consuelo Munoz Terrazas (375K), Alvaro Madero Munoz (25K) & Cecilia Madero Munoz (25K) for cash of $170,000. The warrants have a term of four years.

(2)

On September 25, 2008, the Company issued 335,514 units (consisting of two common shares of the Company and one Series A warrant, exercisable at $0.75 to purchase one share) to Genesis Gold Ltd. in exchange for debt owed of $335,514 in promissory notes. The warrants have a term of four years.

(3)

On September 25, 2008, the Company issued 500,000 units (consisting of two common shares of the Company and one Series A warrant, exercisable at $0.75 to purchase one share) to North Mining Investment Corporation in exchange for debt owed of $500,000 (MXN 5,064,629) in promissory notes. The warrants have a term of four years.

(4)

On September 22, 2008, the Company issued 100,000 brokers’ warrants to Haywood Securities in relation to listing on TSX or TSX-V Exchange in Canada. The warrants are exercisable at $0.43 per share. On September 26, 2008 the Company issued 107,000 shares to Haywood Securities in lieu of a payment for retainer fees of $50,000.

(5)

On October 15, 2008, the Company issued 4,943 units (consisting of two common shares of the Company and one Series A warrant, exercisable at $0.75 to purchase one share) to 74305 Alberta Ltd. for cash of $4,943. The warrants have a term of four years.

(6)

On October 27, 2008, the Company issued 100,000 shares to Barry Quiroz as bonus for 500K ounce gold discovery on its Cieneguita property.

(7)

On October 27, 2008, the Company issued 415,000 shares to Vastani Company in exchange for investor relation services of $151,866.

(8)

On November 25, 2008, the Company issued 50,000 shares to Juan Miranda as bonus for 500K ounce gold discovery on its Cieneguita property.

(9)

These issuances were made in private placement transactions and were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing. The investors were not inside the United States at the time the offer was made to them nor at the time the buy order was placed. These investors are not (1) residents of the U.S., (2) partnerships or corporations organized or incorporated under the laws of the U.S., (3) the estate of which any executor or administrator is a U.S. person, (4) a trust of which any trustee is a U.S. person, (5) an agency or branch of a foreign entity located in the U.S., (6) a non-discretionary account held for the benefit of a U.S. person, or (7) a corporation formed by a U.S. person for the purpose of investing in unregistered securities. The investors were purchasing for their own accounts and acknowledged that the securities were not registered under the Securities Act and cannot be sold unless they are registered or unless an exemption from registration is available. The sales were made without any advertising or public solicitation.

No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with us.

ITEM 3.

DEFAULTS UPON SENIOR SECURITY

As discussed above in Item 1, Legal Proceedings, Paramount Gold and Silver alleges that we have defaulted upon a series of debentures issued from May to August 2008 totaling $1,370,000.  Paramount Gold and Silver alleges that these defaults arise from a failure to make interest payments in a timely manner and a failure to register securities into which the debentures are convertible in a timely manner.  We disagree with Paramount Gold and Silver’s assessment and do not consider ourselves in default of the debentures.

ITEM 6.

EXHIBITS

The following exhibits are filed in reference:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer of Mexoro Minerals Ltd. pursuant to Rule 13a-14(a)/15d-14(a).*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Mexoro Minerals Ltd. pursuant to 18 U.S.C. Section 1350.*

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mexoro Mineral Ltd.

/S/ Barry Quiroz

Name:  Barry Quiroz

Title:  President of the Company

Date:  January 20, 2009