Form 10-K
period 2009-02-28
MEXORO MINERALS LTD
filed 2009-06-15
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

  o TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 0-23561

___________________________

MEXORO MINERALS LTD.

(Exact name of registrant as specified in its charter)

Colorado	84-1431797
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

C. General Retana #706 Col. San Felipe Chihuahua, Chih. Mexico	31203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 52 (614) 426 5505

Securities registered under Section 12(b) of the Act:

Title of each class

N/A

Securities registered under Section 12(g) of the Act:

Title of Each Class                                                                             Name of Each Exchange on Which Registered

Common Stock, no par value                                                                                          OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.                                                                                       ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                       Accelerated filer ☐

Non-accelerated filer ☐      (Do not check if a smaller reporting company)                          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of Common Stock on the OTC Bulletin Board system on August 29, 2008 of $0.40 was approximately $10,936,555.

As of May 30, 2009, the Registrant had 34,845,493 shares of Common Stock issued and outstanding.

PART I

ITEM 1. BUSINESS

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

In August 2005, we created a wholly owned Mexican subsidiary corporation, Sunburst Mining de Mexico, S.A. de C.V. (“Sunburst Mining”). On August 25, 2005, Sunburst Mining, Mexoro and MRT entered into agreements in which MRT assigned to Sunburst Mining the right to explore and exploit two properties in Mexico. MRT had previously acquired property rights from the owners, Corporativo Minero, S.A. de C.V. (“Corporativo Minero”), and Compañía Minera De Namiquipa, S. A. de C. V. (“Compañía Minera”), respectively. There is no relationship between either Corporativo Minero or Compañía Minera, their officers, directors and affiliates and Mexoro’s subsidiaries, officers, directors and affiliates. Concurrent with assigning to Sunburst Mining its rights to these two properties, MRT assigned to Sunburst Mining the option, but not the obligation, to purchase additional mineral concessions on a separate property, also located in Chihuahua, Mexico.

Through Sunburst Mining, we are engaged in the exploration of four gold and silver exploration properties, each made up of several mining concessions, located in the State of Chihuahua, Mexico. (“Mining Concessions” refers to an area of land for which the owner of the concession has the right to explore for and develop mineral deposits. The rights to and ownership of the minerals in the concessions were granted, in our case, originally by the Mexican Government to the former concession owners, and then to us from those owners. In Canada and the United States, the term is commonly referred to as “Mineral Rights” or “Mining Claims.”)  These properties are generally referred to as the Cieneguita Property, the Guazapares Property, the Encino Gordo Property and the Sahuayacan Property. We will own 100% of the Cieneguita Property upon completion of a payment of $2,000,000 (of which $710,000 has been paid to date) to Corporativo Minero and we have the option to purchase the Guazapares Property and Sahuayacan Property. In August 2005, we purchased two Encino Gordo mineral concessions for $100, and we have exercised our option to purchase three additional Encino Gordo mineral concessions from an unrelated third party, all of which now comprise the Encino Gordo Property.

In December 2005, Mexoro and Sunburst Mining entered into a new agreement with MRT (the “New Agreement”). In the New Agreement, Sunburst Mining exercised its option to purchase three additional mining concessions in the Encino Gordo region. The New Agreement required the Company to issue to MRT two million shares of Mexoro’s common stock within four months of the date of the signing of the New Agreement. These shares were issued on February 23, 2006. Under the terms of the New Agreement, MRT had the option to buy all of the outstanding shares of Sunburst Mining for $100 if the Company failed to transfer $1,500,000 to Sunburst Mining by April 30, 2006. However, in April 2006, the parties amended the New Agreement to delete both the required transfer of $1,500,000 to Sunburst Mining along with MRT’s option to purchase all of the shares of Sunburst Mining. The New Agreement also requires the Company to issue one million additional shares of common stock to MRT when, if ever, production of the Cieneguita Property reaches 85% of production capacity.

On October 24, 2006, we purchased exclusive exploration rights and an option to purchase several additional mineral concessions, collectively referred to as the Sahuayacan Property, in Chihuahua, Mexico, from Minera Emilio, S.A. de C.V., (“Minera Emilio”). There is no relationship between Minera Emilio, its officers, directors and affiliates and Mexoro‘s subsidiaries, officers, directors and affiliates. In order to maintain the right to explore the Sahuayacan Property, the Company paid $30,000 upon execution of the agreement and must pay $252,000 in monthly installments over a five year term. In order to purchase the Sahuayacan Property, Mexoro must pay $300,000 in cash or $500,000 in shares of the Company within the term of the option. The Company must also pay a royalty of 3% or 4% of “Net Revenues”. Net Revenue is calculated by subtracting smelting expenses, added value taxes and all other taxes on production sales from revenue described in detail below.

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

On August 25, 2005, we entered into a new arrangement with MRT. Instead of a joint venture, we formed a wholly owned subsidiary, Sunburst Mining, which was incorporated in Mexico. Because Sunburst Mining is a Mexican corporation, this restructuring allowed us to take title to the properties directly in the name of Sunburst Mining rather than holding the interests in a joint venture. We entered into agreements with MRT, which gave Sunburst Mining options to purchase the mineral concessions of the Cieneguita and Guazapares Properties and the right of first refusal on two Encino Gordo Properties. The parties also entered into an operating agreement (which has subsequently been cancelled) that gave MRT the sole and exclusive right and authority to manage the Cieneguita Property. (This right had also been granted to MRT under the joint venture agreement with Sierra Minerals.)

The material provisions of the Company’s property agreements are as follows:

(1)

MRT assigned to Sunburst Mining, with the permission of Corporativo Minero (the “Cieneguita Owner”), all of MRT’s rights and obligations acquired under a previous agreement, the “Cieneguita Option Agreement”, including the exclusive option to acquire the Cieneguita concessions for a price of $2,000,000. The Cieneguita Option Agreement states that the Company is to make yearly payments on May 6 of each year in the amount of $120,000 for the next 13 years and a final payment of the outstanding balance owed on the $2,000,000 in the 14th year to the Cieneguita Owner to keep the option in good standing. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid and the balance of $60,000 was paid on December 20, 2007. Once the full $2,000,000 payment has been made, we will own the concessions. Yearly payments will need to be made from working capital. We do not have the capital at this time to fund the ongoing payments. We will need to raise the funds through the sale of debt or equity. We do not have any sources for such capital at this time. In the alternative, if Cieneguita is put into production, of which there is no guarantee, we must pay the Cieneguita Owner $20 per ounce of gold produced, if any, from the Cieneguita concessions up to the total $2,000,000 due. In the event that the price of gold is above $400 per ounce, the property payments payable to the Cieneguita Owners from production will be increased by $0.10 for each dollar increment the spot price of gold trades over $400 per ounce. The total payment of $2,000,000 does not change with fluctuations in the price of gold. Non-payment of any portion of the $2,000,000 total payment will constitute a default. In such case, the Cieneguita Owners will retain ownership of the concessions, but we will not incur any additional default penalty. MRT retained no interest in the Cieneguita Property.

(2)

MRT assigned Sunburst Mining, with the consent of  Compañía Minera (the “Guazapares Owner”) MRT’s rights and obligations concerning the Guazapares Property, including the exclusive option under the “Guazapares Option Agreement”, for a term of four years, to purchase seven of the Guazapares concessions upon payment of $910,000. In return, Sunburst Mining granted MRT a 2.5% Net Smelter Royalty (“NSR”) and the right to extract from the Guazapares concessions up to 5,000 tons per month of rock material; this right will terminate on exercise of the option to purchase the concessions. MRT retained no interest in the Guazapares Property.

(3)

Sunburst Mining purchased two of the Encino Gordo concessions from MRT for a price of 1,000 pesos (approximately US$90), and MRT assigned to Sunburst Mining a first right of refusal to acquire three additional Encino Gordo concessions. The Company has the option to acquire 100% of the additional three Encino Gordo concessions subject to a 2.5% NSR and the obligation to make the scheduled property payments totaling $500,000.

(4)

MRT assigned to Sunburst Mining, for a term of 60 months, commencing from June 25, 2004 (the “Option Period”), with the consent of Minera Rachasa, S.A. de C. V. (the “San Francisco Concessions Owner”), MRT’s rights and obligations acquired under the “San Francisco Option Agreement”, including the option to purchase the San Francisco concession for a price of $250,000 (the “Purchase Price”). MRT and the San Francisco Concessions Owner reserved a combined 2.5% NSR. MRT reserved no other rights in the San Francisco concessions. To maintain the option, Sunburst Mining assumed the obligation to pay to the San Francisco Concessions Owner cumulative annual payments totaling $90,000; if the option is exercised prior to the expiration of the Option Period by payment of the Purchase Price, the obligation to pay the annual payments will be terminated.

(5)

MRT assigned to Sunburst Mining, with the consent of the Rafael Fernando Astorga Hernández (“San Antonio Concessions Owner”), MRT’s rights and obligations acquired under the San Antonio Option Agreement, including the option to purchase the San Antonio concessions for a price of $500,000 (the “Purchase Price”) commencing from January 15, 2004, the date of signing of the “San Antonio Option Agreement” (the “Option Period”). MRT and the San Antonio Concessions Owner reserved a combined 2.5% NSR to be paid to them. MRT reserved no other rights in the San Antonio concessions. To maintain the option, Sunburst Mining assumed the obligation to pay to the San Antonio Concessions Owner cumulative annual payments totaling $150,000; if the option is exercised prior to the expiration of the Option Period by payment of the Purchase Price, the obligation to pay the annual payments will be terminated. The San Antonio Concessions Owner reserved the right to extract from the San Antonio concessions up to 50 tonnes per day of rock material; this right will terminate on the date of the exercise of the option.

Also on August 25, 2005, the parties signed an operator’s agreement (which has subsequently been cancelled, as discussed below) pursuant to which Sunburst Mining engaged MRT as the operator of the Cieneguita Property. MRT was to be paid an operator’s fee based on the functions performed and an operator’s bonus equal to 10% of the net proceeds of production if operating cash costs did not exceed $230 per ounce of gold produced from the Cieneguita Property. The operator’s fee was to be: (a) with respect to programs: (i) 2% for each individual contract which expressly includes an overhead charge by the party contracted; (ii) 5% for each individual contract which exceeds $50,000; (iii) 15% of all other costs not included; (b) with respect to construction: 2 % of all other such costs; (c) 3.5% of operating costs after the completion of construction on Cieneguita. MRT’s duties were to (a) comply with the provisions of all agreements or instruments of title under which the Cieneguita Property or assets were held; (b) pay all costs properly incurred promptly as and when due; (c) keep the Cieneguita Property and assets free of all liens and encumbrances arising out of the mining operations and, in the event of any lien being filed as aforesaid, proceed with diligence to contest or discharge the same; (d) perform such assessment work or make payments in lieu thereof and pay such rentals, taxes or other payments and do all such other things as may be necessary to maintain the Cieneguita Property in good standing, (e) maintain books of account in accordance with generally accepted accounting principles provided that the judgment of the operator, as to matters related to the accounting, shall govern if the operator’s accounting practices are in accordance with accounting principles generally accepted in the mining industry in Canada; (f) perform its duties and obligations in accordance with sound mining and engineering practices and other practices customary in the Canadian mining industry, and in substantial compliance with all applicable federal, state and municipal laws of Mexico; and (g) prepare and deliver reports.

The parties also signed a share option agreement pursuant to which Sunburst Mining granted to MRT the exclusive option to acquire up to 100% of all outstanding shares of Sunburst Mining if Mexoro did not (a) comply with the terms of the underlying Cieneguita Option Agreement, the San Antonio Option Agreement, the San Francisco Option Agreement and the Guazapares Option Agreement and (b) loan to Sunburst Mining the amounts of $1,000,000 by December 31, 2005 and $1,000,000 by April 30, 2006. If the option to purchase 100% of the shares of the capital of Sunburst Mining were exercised by MRT, MRT was obligated to return to the Company for cancellation all of the shares of the capital of Mexoro issued by the Company to MRT and Mario Ayub. No finder’s fees were paid in these agreements.

On December 8, 2005, Mexoro and Sunburst Mining entered into a new agreement with MRT (the “New Agreement’) to exercise their option under the August 18, 2005 “Sale and Purchase of Mining Concessions Agreement” to obtain two mining concessions in the Encino Gordo region. The New Agreement modified the Company’s property agreements, as discussed below. The following are additional material terms of the New Agreement:

(1)	The share option agreement with MRT was cancelled.

(2)

The Company granted MRT the option to buy all of the outstanding shares of Sunburst Mining for $100 if the Company failed to transfer $1,500,000 to Sunburst Mining by April 30, 2006. On April 6, 2006, MRT agreed to waive its option to purchase the shares of Sunburst Mining and also waived Mexoro’s obligation to transfer $1,500,000 to Sunburst Mining.

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

(6)	The New Agreement gave Sunburst Mining the option to obtain three additional concessions in the Encino Gordo region.

(7)	The operator’s agreement with MRT was cancelled.

Unless explicitly superseded or terminated by the New Agreement, as discussed above, the terms of the Company’s existing property agreements remain in effect. Under the New Agreement, MRT has assigned to Sunburst Mining rights it acquired in a contract with Corporativo Minero. MRT entered into an agreement with Corporativo Minero on January 12, 2004 by which it acquired the right to explore and exploit the Cieneguita Property and purchase it for $2,000,000. MRT paid $150,000 upon execution of the agreement and two months later paid $200,000. This agreement gave MRT the exclusive right and option, but not the obligation, to purchase, during the term of the mining concessions of the property, an undivided 100% title to the mining concessions and the exclusive right to carry out mining activities on any portion of the mining concessions. Under our agreements with MRT, MRT has assigned this agreement and all of its rights and obligations there under, to us. As of the date of this annual report, $710,000 of the $2,000,000 has been paid to Corporativo Minero by MRT ($350,000 paid) and Sunburst Mining ($360,000 paid in “no production” penalty fees). Sunburst Mining had the obligation of bringing the property to production on or prior to May 6, 2006. The Cieneguita Property was not in production as of May 6, 2006 and, therefore, Sunburst Mining had the obligation to pay $120,000 to Corporativo Minero on May 6, 2006 to extend the contract. Through discussions with Mexoro, Corporativo Minero agreed to reduce the obligation to $60,000, of which $10,000 was paid in April 2006. Sunburst Mining was then required to pay the remaining $50,000 by May 6, 2006. We made this payment to Corporativo Minero and the contract was extended. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid and the balance of $60,000, which was paid on December 20, 2007. Payment of $60,000 on the $120,000 that was due to the concession holders was made in May 2008 with the balance of the payment due to be paid in June 2008. We have the obligation to pay a further $120,000 per year on May 6 of each year, until the total of $2,000,000 is paid. We are currently not in default on our payments.

If the property is put into production, of which there is no assurance, then the contract calls for the remaining payments to be paid from the sale of gold, up to a total of $2,000,000. The payments, if the property should go into production, would be as follows: Any remaining amount of the $2,000,000 payment would be paid out of production from the Cieneguita Property at a rate of $20 dollars per ounce of gold sold. However, in the event that the price of gold exceeds $400, then Sunburst Mining would be required to pay an additional $0.10 per each ounce for every dollar the spot price of gold trades over $400. For example, at $900 per ounce gold price, the royalty payment would be $70 per ounce of gold produced. Once $2,000,000 is paid, there is no further obligation to Corporativo Minero. Non-payment of any portion of the $2,000,000 total payment will constitute a default. In such case, Corporativo Minero would retain ownership of the concessions, but we will not incur any additional default penalty. Corporativo Minero has the obligation to pay, from the funds they receive from us, any royalties that may be outstanding on the properties from prior periods. Corporativo Minero has informed us that there were royalties of up to 7% NSR owned by various former owners of the Cieneguita Property. They have informed us that the corporations holding those royalties have been dissolved and that there is no further legal requirement to make these royalty payments. We can make no assurance that we will not ultimately be responsible to pay all or some of the 7% NSR to these former royalty holders if the property was ever put into production and Corporativo Minero did not make the payments to the royalty holders. MRT no longer has any ownership interest or payment obligations with respect to any of the Cieneguita concessions.

On May 15, 2006, Sunburst Mining entered into an exploration contract with Jose Maria Rascon Rascon and Sabino Amador Rascon Polanco and with Rene Muro Lugo (all three representatives constitute the “Concessionaires”) for the Segundo Santo Nino concession on the Sahuayacan Property. Each concession representative owns 33.3% of the total Segundo Santo Nino title. The Company must pay the Concessionaires a total of $255,000 for this concession. The total payments to acquire 100% of this concession are as follows: all payments up to November 15, 2008 totaling $85,000 have been paid, May 15, 2009 - $20,000 ($3,333 paid, balance to be paid in June 2009), November 15, 2009 - $30,000 and May 15, 2010 - $120,000.

On June 21, 2006, Sunburst Mining entered into an Exploration and Sale Option Agreement of Mining Concessions (the “Exploration Agreement”) with Minera Emilio for mineral concessions in Chihuahua, Mexico on the Sahuayacan Property.

Minera Emilio owns 100% of the Sahuayacan Property. There is no affiliation between Minera Emilio and the Company or its officers, directors or affiliates.

Under the Exploration Agreement, Minera Emilio granted the Company the exclusive right to conduct exploration on the Sahuayacan Property. The Company must pay Minera Emilio $282,000 in the following manner:  (i) $30,000 payable at the execution of the Agreement (paid); (ii) $2,500 per month as of August 21, 2006, and so on for each month elapsed for twelve months, on the 21st day of each month  (these amounts have been paid); (iii) $3,500 per month as of the beginning of the second yearly term, that is, as of August 21, 2007, and every month, on the 21st day of each month, for the whole second yearly term (these amounts have been paid); and (iv) $5,000 monthly, during the third, fourth, and fifth yearly term, on the 21st. day of each month (we have yet to pay the March, April and May 2009 payments, which we are negotiating for extension). The term of the Exploration Agreement is five years from the date of execution by Minera Emilio, which is June 22, 2011. While Minera Emilio signed the agreement on June 22, 2006, further negotiations occurred and the Company signed the agreement on October 24, 2006. Non-payment of any of the payments owed would constitute a default under the Exploration Agreement. As of the date of this annual report, we have not been given notice of any default. In the event we were given notice and default was not cured in a timely manner, the Company would lose the right to explore on the Sahuayacan Property and would lose the option to purchase the mineral concessions.

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

On January 25 2008, Sunburst Mining entered into an exploration and option agreement with Maria Luisa Wong Madrigal for mineral concessions under the “La Maravilla” project on the Sahuayacan Property. The Company must pay Maria Luisa Wong Madrigal $600,000 in the following manner: (i) $33,000 – January 25, 2008 (paid); (ii) $33,000 – July 25, 2008 (paid); (iii) $34,000 – January 25, 2009 (outstanding, negotiating for extension); (iv) $500,000 – at the option to purchase the concession or in 36 months – January 25, 2010.

The La Maravilla project concessions are subject to royalties of 2.0% over net liquidations, which may be acquired by Sunburst Mining for $400,000 before commercial production is initiated. This exploration and option agreement has yet to be filed before the Mining Public Records Office as of the date of this report.

In addition, we intend to identify and obtain options on additional gold and silver properties within the Chihuahua region, if possible. We will utilize our management’s contacts in the Mexican mining community in order to find potential properties that may be available. There can be no assurance that we will be able to obtain any additional property on acceptable terms or at all.

On September 19, 2007, Sunburst Mining, MRT and Mexoro entered into an agreement to defer Guazapares Property payments. This agreement modifies the agreement entered into by MRT and Sunburst Mining on August 18, 2005 in regard to the Guazapares concessions in Mexico. Under the original agreement entered into by the parties on August 18, 2005, Sunburst Mining was obligated to pay MRT US$60,000 on August 2, 2006 as part of the payments required for the purchase of eight mineral concessions in the Guazapares area of Mexico. On July 18, 2006 the parties agreed to extend the due date for ninety days until October 31, 2006. MRT agreed to re-extend the due date for such payment by 120 days until February 28, 2007 and then again to May 31, 2007. An oral agreement extended the due date to August 31, 2007. Pursuant to the same agreement entered into by the parties on August 18, 2005, Sunburst Mining was obligated to pay MRT a further amount of US$140,000 on August 2, 2007 to purchase the Guazapares concessions.

Under the September 17, 2007 agreement, Sunburst Mining, MRT and Mexoro agree that:

●

Any and all property payments regarding Guazapares, then owing to MRT or which would otherwise become due by December 31, 2007, will be deferred until such time as Sunburst Mining and Mexoro have sufficient funds to make the payments, in the opinion of the disinterested directors of Mexoro and,

●	Mexoro issued 250,000 shares to MRT and/or assignees, in consideration for the deferral of any and all Guazapares property payments then outstanding or those arising on or before December 31, 2007.

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

On July 16, 2008, we received an additional payment from Paramount in the amount of $500,000 pursuant to the strategic alliance. This additional advance allowed Mexoro to continue its ongoing drill program on both the Cieneguita and Guazapares projects. The funds are advanced by way of a secured convertible debenture which bears interest at a rate of 8% per annum for a term of one year. Paramount had the option to convert the debt into units. Along with this additional advance, Mexoro agreed to extend the closing deadline of the strategic alliance transaction until August 5, 2008 with Paramount's continued commitment to fund Mexoro's operating expenses.

On August 6, 2008, the strategic alliance between Mexoro and Paramount was terminated, including Paramount’s right of first refusal on financings. As a result of Paramount holding convertible debentures in the amount of $1,370,000 resulting from advances made to Mexoro Minerals to fund exploration, they agreed to defer interest payments on the advances until September 10, 2008. The September 10, 2008 interest payment date was subsequently extended again to November 10, 2008. All interest payments were brought up to date by December 30, 2008 and we are now current with all of our interest payments to Paramount Gold and Silver Corp.

Subsequent to the year ended February 28, 2009, in March, 2009, we entered into an agreement with Paramount Gold and Silver Corp. (“Paramount”) restructuring our payment terms on the three outstanding secured convertible debentures held by Paramount. Under the terms of the agreement we paid Paramount $1,000,000 to cancel two debentures held by them, the first debenture issued May 9, 2008 for $500,000 and the third debenture issued to them July 11, 2009 for $500,000. We also amended the second debenture that we issued to them in June 18, 2009 in the face amount of $370,000. The amount of that debenture was increased to $521,047.37 which, among other things, includes interest accrued to March 31, 2009. We are obligated to make a payment on March 31, 2009 on this debenture in the amount of $393,547.37 (of which $300,000 was paid on March 31, 2009) and the balance of $127,500 is to be re-paid on April 30, 2009. This remaining amount of $127,500 is interest free as long as the debenture remains in good standing. As part of a restructuring fee, we issued to Paramount 150,000 shares of our common stock. As we were granted an extension for the balance of the March 31, 2009 payment, we have issued an additional 100,000 shares to Paramount as an extension fee. As part of the agreement, Paramount has released its security interest on our Cieneguita properties. The other security as described in the original security agreement issued with the original debentures remains in place until the amended debenture has been repaid in full.

Subsequent to the year ended February 28, 2009, in May , 2009 we entered into a letter of agreement to sell our Guazapares project located in southwestern Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5.3 million USD. The sale is subject to the signing of a definitive agreement by June 2, 2009 and to the satisfaction of various conditions precedent prior to closing.  Closing is scheduled prior to the end of June 2009 and a 5.7% commission is payable on the closing of the sale.

Mexoro’s Guazapares project comprises 12 claims close to Paramount’s San Miguel discovery.  The purchase price is to be paid in two stages.  The first payment of $3.7 million will be deposited into escrow at closing, and will be released from escrow to Mexoro when the transfer of the 12 claims to Paramount is finalized. An additional payment of $1.6 million is due to Mexoro if, within 36 months following execution of the letter of agreement, either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production.  As such, the final repayment of the outstanding loan with Paramount has been deferred until the closing of the sale of the Guazapares properties.  Interest will accrue on the outstanding amount at 8% per annum and the final payment will be deducted from the first $3.7 million purchase price payable to us.

On February 12, 2009 we entered into a definitive agreement for development of Cieneguita project with Minera Rio Tinto, a private Mexican corporation whose president was a former president of our Company. The definitive agreement covers project financing of up to USD $9,000,000. The major points of the agreement are as follows:

1.

Minera Rio Tinto (“MRT”) and/or its investors will subscribe for up to USD$1 million of a secured convertible debenture at 8% interest (payable in stock or cash). The debenture is convertible into units at $0.60 per unit. Each unit comprises 2 common shares and 1 warrant. Each warrant is exercisable at $0.50 per share for a period of 3 years. The placement will be used for continued exploration of our properties and general working capital. As of May 15, 2009 MRT had contributed the $1 million.

2.

MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000 used for the purpose of putting the Cieneguita property into production. MRT will spend 100% of the money to earn 75% of the net cash flow from production. The agreement will limit the mining to the mineralized material that is available from surface to a depth of 15 meters or approximately 10% of the mineralized material found to date. It is anticipated that production at the rate of 750 tonnes per day will commence by July 2009.

3.

MRT will spend up to USD $5 million to take the Cieneguita property through the feasibility stage. In doing so, MRT will earn a 60% interest in Mexoro’s rights to the property. After the expenditure of the $5 million all costs will be shared on a ratio of 60% to MRT and 40% to Mexoro Minerals. If we elect not to pay our portion of costs after the $5 million has been spent, our position shall revert to a 25% carried interest on the property.

4.

Portions of the joint venture agreement require we obtain consent from Paramount Gold and Silver Corporation, our secured convertible debenture holder or we repay the debenture held by Paramount Gold and Silver Corporation. Those portions of the agreement that need consent will not be undertaken until such consent is obtained or extinguished by repayment. Subsequently, we repaid approximately $1,300,000 of the debenture owed to Paramount Gold and Silver Corp and in doing so, Paramount agreed to release the Cieneguita property as part of its security under the debenture. Therefore, we no longer need the consent of Paramount to begin extraction of mineralized material at Cieneguita.

5.

The Spanish version of this agreement is the governing agreement in case of dispute between the English version and the Spanish versions.

Principal Products

Our principal product is the exploration for, and, if warranted, the mining and sale of precious minerals. Because our properties are in the exploration stage, there is no guarantee that any ore body will be found.

Francisco Quiroz, the Company’s President and chief operating officer, has been able to discuss and obtain information on additional potential mining properties. A potential mining property is identified first by a visit to the property by a geologist. If the property has potential, based upon the geologist’s findings, another visit is made to gather more information by taking surface samples and mapping the property. Also, geophysical work (in this case mineral exploration techniques using electromagnetic instruments to measure the conductivity of the rocks underground) may be performed before entering into the negotiation process for a particular property. To date we have not entered into any agreements to acquire additional potential mining properties and no assurance may be given that such agreements will ever be entered into.

Glossary of Certain Mining Terms

ASSAY -- A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

AURIFEROUS ZONE -- An area of gold bearing rock.

BRECCIA -- A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

BROWNFILEDS EXPLORATION -- While loosely defined, the general meaning of brownfields exploration is that which is conducted within geological terranes within close proximity to known ore deposits.

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

INDICATED MINERAL RESOURCE -- An ‘Indicated Mineral Resource’ is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics, can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed. Under SEC standards this term is not a recognized term in Industry Guide 7.

INFERRED MINERAL RESOURCE -- An ‘Inferred Mineral Resource’ is that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes. Under SEC standards this term is not a recognized term in Industry Guide 7.

LEACHABILITY -- The ability for cyanide solution in a heap leach operation to leach the desirable minerals from the host rock and allow for recovery at an economic level.

MINERAL -- A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

MINERAL RESERVE -- A mineral reserve is the economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that may occur when the material is mined.

MINERAL RESOURCE -- A mineral resource is a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

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

QUALIFIED PERSON -- An individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination of these; has experience relevant to the subject matter of the mineral project and the technical report; and is a member or licensee in good standing of a professional association. Under SEC standards this term is not a recognized term in Industry Guide 7 but is more commonly used in Canadian National Instrument 43-101.

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

STRIKE LENGTH -- The actual or estimated length, generally measured in meters, of a mineralized structure.

VEIN -- A mineralized zone having a more or less regular development in length, width and depth, which clearly separates it from neighboring rock.

ITEM 2. PROPERTIES

All of the properties discussed below are located in the State of Chihuahua, Mexico. The following map illustrates the locations of Chihuahua and of the properties:

Location of Cieneguita, Encino Gordo and Guazapares Properties in Chihuahua, Mexico

MEXORO'S EXPLORATION PROJECTS
CHIHUAHUA STATE
108°0'0"W
106°0'0"W
104°0'0"W
32°0'0"N
30°0'0"N
28°0'0"N
26°0'0"N
N
TEXAS
SONORA
Chihuahua
Sahuayacan
COAHUILA
Encino Gordo
Guazapares
Cieneguita
SINALOA
DURANGO
0 25 50 100 150 200
Kilometers

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

Claim Status and Licensing

The Cieneguita Property is currently owned by Corporativo Minero. Sunburst Mining has the option of purchasing the concessions under the payment plan discussed below. The concessions of this project cover a total area of 822 hectares (approximately 2,031 acres). The following table is a summary of the concessions on the Cieneguita Property:

Lot Name	Title Number	Area (Ha)	Term of Validity (2)	Royalties and Payments

Aurifero	196356	492.00	7/16/1993 to 7/15/2043	(1)

Aurifero Norte	196153	60.00	7/16/1993 to 7/15/2043	(1)

Aquilon Uno	208339	222.1077	9/23/1998 to 9/22/2048	(1)

La Maravilla	190479	48.00	4/29/1991 to 4/24/2041	(1)

(1)           The Cieneguita concessions are all under an option to purchase for $2,000,000 of which $710,000 has been paid. MRT paid $150,000 upon execution of the agreement with Corporativo Minero and two months later paid $200,000. Because the Cieneguita property was not in production by May 6, 2006, Sunburst Mining was required to pay $120,000 to Corporativo Minero to extend the contract. Through discussions with Mexoro, Corporativo Minero agreed to reduce the obligation to $60,000, of which $10,000 was paid in April 2006. Sunburst Mining was then required to pay the remaining $50,000 by May 6, 2006. We made this payment to Corporativo Minero so the contract has been extended. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid and the balance of $60,000 was paid on December 20, 2007. We paid $60,000 on May 12, 2008 of the $120,000 due on May 6, 2008, and the balance was paid in June 2008. We paid $30,000 on May 22, 2009 of the $120,000 payment due on May 6, 2009. We’ve verbally negotiated to pay the balance of $90,000 in three equal monthly payments from June 2009 to August, 2009. We are not in default on our payments. We have the obligation to pay a further $120,000 per year for the next 13 years and the balance of payments in the 14th year, until the total of $2,000,000 is paid. If the property is put into production, of which there is no assurance, then the contract calls for the remaining payments to be paid from the sale of gold, to avoid termination of the agreement.

The payments, if the property should go into production, would be as follows: The remainder of the $2,000,000 payment will be paid out of production from the Cieneguita Property at a rate of $20 dollars per ounce of gold sold. However, in the event that the price of gold is in excess of $400, then Sunburst Mining is required to accelerate payments by an additional $0.10 per each ounce for every dollar of gold priced over $400. The total payment we are liable for is $2,000,000. Once that amount is paid, we have no further obligation to Corporativo Minero. Corporativo Minero has the obligation to pay, from the funds they receive from us, any royalties that may be outstanding on the properties from prior periods. Corporativo Minero has informed us that there were royalties up to 7% NSR owned by various former owners of the property. They have informed us that the corporations holding those royalties have been dissolved and that there is no further legal requirement to make these royalty payments. We can make no assurances that we will not ultimately be responsible to pay all or some of the 7% NSR to these former royalty holders if the property were ever put into production and Corporativo Minero did not make the payments to the royalty holders. However, we do not see this potential for additional royalty payments as a material risk to us.

(2)           Amendments to the Mexican mining laws took effect with the publication on December 21, 2005, including certain amendments to the Ley Federal de Derechos, the act that sets forth the mining taxes' rates. Effective January 1, 2006, this legislation has converted all of the former exploration and exploitive concessions in Mexico, which carried maximum lives of six years, and  25 years, respectively, into general concessions with a 50 year life from their date of registration with the Mining Registry. The concessions are automatically registered as soon as the concession mining rights are paid and no further paper work is required. Our claims are currently in good standing and held by Sunburst Mining. There will be no special documents sent to us to reflect the change.

In April 2006, we applied to the Mexican government for a change of use of land permit for 30 hectares of the La Maravilla concession. La Maravilla is the concession that contains the mineralized rock that is the main interest of our exploration on the Cieneguita Property. As described in our joint venture agreement below, we are currently extracting mineralized material from La Maravilla as well as continuing our exploration program. The purpose of the change of use permit is to allow us to extract the rock from this concession for the purposes of processing to extract the precious metals that may be contained therein. We made the application in advance of any known reserves being discovered on the Cieneguita Property. We cannot assure that we will have sufficient ore reserves, if any, to continue extraction as per our agreement with MRT. This permit required negotiations with the government and municipality concerning such things as the removal of timber, building and maintaining roads and reclamation. We paid the required amount of approximately $67,000 (726,000 Mexican pesos) in November 2006 and the government agency issued the change of use permit in January 2007. The permit is valid until December 31, 2011.

In July 2006, we submitted an environmental impact study and a risk analysis study to the Mexican government for a permit to build a heap leach mining operation on the Aurifero concession of the Cieneguita Property. The purpose of this permit is to allow us to construct an ore processing facility through heap leach mining methods. We do not have any ore reserves on the Cieneguita Property and applied for permits in advance of any conclusive results. In January 2007, the necessary permits to allow for the building and operation of a heap leach operation were granted to the Company. If we are unable to extract and process our discoveries, if any, then there is no need to continue exploration.

On February 12, 2009 we entered into a Definitive Agreement For Development Of “Cieneguita” Project with Minera Rio Tinto, a private Mexican corporation whose president was a former president of our Company. The definitive agreement covers project financing of up to USD $9,000,000. The major points of the agreement are as follows:

1.

Minera Rio Tinto (“MRT”) and/or its investors will subscribe for up to USD$1 million of a secured convertible debenture at 8% interest (payable in stock or cash). The debenture is convertible into units at $0.60 per unit. Each unit comprises 2 common shares and 1 warrant. Each warrant is exercisable at $0.50 per share for a period of 3 years. The placement will be used for continued exploration of our properties and general working capital. As of May 15, 2009, MRT has contributed the $1 million.

2.

MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000 used for the purpose of putting the Cieneguita property into production. MRT will spend 100% of the money to earn 75% of the net cash flow from production. The agreement will limit the mining to the mineralized material that is available from surface to a depth of 15 meters or approximately 10% of the mineralized material found to date.

3.

MRT will spend up to USD $5 million to take the Cieneguita property through the feasibility stage. In doing so, MRT will earn a 60% interest in Mexoro’s rights to the property. After the expenditure of the $5 million all costs will be shared on a ratio of 60% to MRT and 40% to Mexoro Minerals. If we elect not to pay our portion of costs after the $5 million has been spent, our position shall revert to a 25% carried interest on the property.

4.

Portions of the joint venture agreement require we obtain consent from Paramount Gold and Silver Corporation, our secured convertible debenture holder or we repay the debenture held by Paramount Gold and Silver Corporation. Those portions of the agreement that need consent will not be undertaken until such consent is obtained or extinguished by repayment. Subsequently, we repaid approximately $1,300,000 of the debenture owed to Paramount Gold and Silver Corp and in doing so, Paramount agreed to release the Cieneguita property as part of its security under the debenture. As a result of this partial repayment we no longer need the consent of Paramount to begin extraction of mineralized material at Cieneguita.

5.

The Spanish version of this agreement is the governing agreement in case of dispute between the English version and the Spanish versions.

History

The Cieneguita mine was in limited production in the 1990s. Over a four-year period, the Cieneguita mine was operated by Mineral Glamis La Cieneguita S. de R.L. de C.V. (“Glamis”), a subsidiary of the Canadian company Glamis Gold Ltd. (“Glamis Gold”). Glamis was recently acquired by Goldcorp Inc. According to Glamis’ records, Glamis mined and processed 198,000 tonnes of mineralized rock grading 2.2 g/t gold on the property in 1995, ceasing production shortly thereafter. At that time, Corporativo Minero, the operator of the mine for Glamis, acquired the property. MRT entered into an agreement with Corporativo Minero on January 12, 2004 pursuant to which MRT acquired all of the mineral rights from Corporativo Minero to explore and exploit the Cieneguita concessions and to purchase them for $2,000,000. Under our agreements with MRT, MRT has assigned this agreement to us. As of the date of this annual report, $710,000 of the $2,000,000 has been paid to Corporativo Minero. MRT paid $150,000 upon execution of this agreement and two months later paid $200,000. We are obligated to make yearly payments on these concessions to Corporativo Minero until the $2,000,000 has been paid. Also, the agreement calls for the balance of the purchase price remaining to be paid out of production, if any, on Cieneguita at a rate of $20 per ounce of gold sold. However, in the event that the price of gold were to exceed $400, then Sunburst Mining would be required to pay an additional $0.10 per each ounce for every dollar gold trades over $400.

If Cieneguita is never put into production, we are still obligated to pay the $120,000 per year until the $2,000,000 is paid. Sunburst Mining made payments to the property owners of $10,000 in April 2006 and $50,000 in May 2006 in lieu of its obligation of bringing the property to production on or prior to May 6, 2006. Sunburst Mining has the obligation to pay $120,000 per year for the years subsequent to May 6, 2006 until the $2,000,000 is paid or the mine is put into production, if ever, in which case the remaining amount owed would be paid out of any production of the property, to avoid termination of the agreement. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid, and the balance of $60,000 which was paid on December 20, 2007. The Company paid $60,000 of the $120,000 due on May 6, 2008, and the balance was paid on June 20, 2008. We paid $30,000 on May 22, 2009 of the $120,000 payment due on May 6, 2009. We’ve verbally negotiated to pay the balance of $90,000 in three equal monthly payments from June 2009 to August, 2009. We are not in default on our payments. On termination of the agreement, there would be no further obligations by Mexoro to any parties other than assuming responsibility for any reclamation work that may need to be done as a result of exploration or mining activity if any should occur.

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

Epithermal

High sulphidation epithermal deposits occur as veins, vuggy breccias and sulphide replacements ranging from pods to massive lenses associated with high-level hydrothermal systems marked by acid-leached, advanced argillic and siliceous alteration. Metal associations in these deposits include variable amounts of precious (Au-Ag) and base (Cu-Pb-Zn) metals and variable gangue mineralogies. Irregular deposit geometries are the result of host rock permeability and the orientation of mineralized controlling structures. Multiple, crosscutting composite veins are common.

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

Rock types associated with epithermal deposits include a subaerial andesite-dacite-rhyodacite pyroclastics & flows as well as their subvolcanic intrusive equivalents. It is also thought that permeable intervolcanic sedimentary rocks can act as sites of mineralization. The country rock surrounding epithermal veins is commonly extensively altered even though the vein walls may be sharply defined. It is also not uncommon to find large, highly coloured supergene gossans covering epithermal mineralization.

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

Mineralization

The gold mineralization identified to date at Cieneguita is localized exclusively within the intra-caldera rocks (megabreccias and infill tuffs). The mineralization is structurally controlled, occurring at the intersections of east-northeast structures and north-south extensional faults. Its spatial and temporal association with the felsic dykes suggests a genetic relationship between resurgent felsic magmatism (related to a younger nested caldera?) and gold mineralization.

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

As noted by Jones (2006) the alteration and mineralization styles on the Property differ with rock type and geological setting. The two principle mineralized rock hosts are intra-caldera megabreccia and intra-caldera rhyolite tuff as discussed below:

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

A total of 51 diamond drill holes (6,700 meters) drilled by Cominco defined an auriferous zone approximately 1,000 meters long by 200 meters wide. Within the zone, two mineralized structures were drilled during an exploration program in 1981 and 1982. Later, two drilling programs were performed by Glamis: 135 holes were drilled during 1994 and 62 holes were drilled during 1997. Both programs confirmed the delineation of the two mineralized bodies. We have posted these reports from Cominco and Glamis on our website at www.mexoro.com. The continuing exploration conducted by the Company will focus on further delineating the oxide and mixed mineralized rock structures.

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

We used the original data from Cominco and Glamis to delineate the mineralized zone and to plan our original trenching and sampling programs. In April 2006, we completed a sampling of the property that included more than 500 meters of deep trenches from which we took comprehensive channel sampling. Each of the eight trenches was approximately 200 meters long and two to 10 meters deep spaced equally along the 1,000 meters strike length of the property. From the walls of these trenches, we took approximately 550 rock samples. One half of these samples were sent to ALS Chemex’s laboratory in Chihuahua for assaying. The sampling protocol followed the best mining practices. The purpose of the sampling was to further define the mineralized grade and potential of the property.

Our president believes that the mineralized material at Cieneguita is structurally controlled and hosted by breccias and tuffs varying from rhyolitic to dacitic in composition. The main mineralization and alteration zones have been developed in the intersection of WNW, NW and NE structures to the northwest (Pit 1 area) and to the southeast (Pit 2 area). These mineralized zones consist mainly of acid-sulphate alteration, including quartz-alunite and small and localized areas exhibiting residual or vuggy silica alteration zones and are interpreted to represent a high-sulphidation gold (±silver) system.

Phase 2 of exploration was designed to identify new veins and/or mineralized zones. The geological mapping and sampling activities carried out within phase 2 at Cieneguita has resulted in the discovery of gold zones in three different locations along Cieneguita’s mineralized body. The three new gold locations have been identified just on the outlined limit of the known mineralized body opening the potential to the southeast in the Pit 1 South area, to the north in the Central area and to the north in the Pit 2 area, respectively.

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

As we originally had planned to produce precious metals from the Cieneguita property by heap leach method of mining we took samples at the Cieneguita Property 22 tonnes of the material to complete column tests to determine the leachability of the precious metals from the rock. In this test, the mineralized rock was placed in PVC tubes and different mixtures of a cyanide solution were dripped over the top of the columns at different flow rates. The results from these tests will help us to determine the most effective solution to use on the heap leach pads on the property. The tests, conducted by qualified geologists employed by MRT, were undertaken to determine if the metallurgy of the minerals would allow for economic recovery of the precious metals using a cyanide heap leach process. The tests were scientifically conducted and monitored for quality control and efficacy. The results of the column test indicate that up to 98% of the gold contained in the mineralized rock samples we took could be recovered from the mineralized rock if the mineralized rock is leached for a sufficient period of time. Under actual mining production conditions in the field, we would anticipate economic recovery levels from the mineralized rock to be approximately 70% to 75% recovery. The cost of the cyanide needed to recover gold above the 85% level would outweigh the value of gold recovered. We cannot guarantee that we will be able to reach this level of recovery. This is not an estimate of reserves on the property. Additional tests will be needed to determine the most effective crush size for the mineralized rock, the most cost effective flow rates of the cyanide and the most economical period of time for leaching. But as our drilling and exploration program discovered additional mineralized material contained in the sulphide material located on the property we deferred our plan to implement the heap leach mining process until we could have a better understanding of the geology of the property and the best method to use to put the property into production.

During the year ended February 28, 2009, we completed a 20,215 meter drilling program, and a technical report that is compliant with Canadian National Instrument 43-101 estimating the mineralized material was produced.

The main activities in the Cieneguita project are set forth below:

•

100 diamond drillholes completed for a total of 20,215 meters of drilling

•

Broad mineralized intercepts including 111.5 meters with 1.24 g/t Au, 99.6 g/t Ag, 0.45% Pb and 0.73% Zn (C-21) and 94 meters with 1.21 g/t Au, 79.8 g/t Ag, 0.78% Pb and 1.2% Zn (CI-30)

•

Mineralization at Cieneguita has been traced over 900 meters along strike and still remains open to the southwest and to depth

•

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

Mexoro has received analysis results for only 60 holes of 100 drilled to date (CI-01 to CI-54, CI 67-CI-69, CI 71, CI 74 and CI-77). A complete listing of the drill logs are published in the Form 10Q for the period ended August 31, 2008 and at our website www.mexoro.com. With the exception of the holes noted above, the assay results from holes CI-55 to CI-100 are still pending; however, most of the holes returned the same broad mineralized intercepts similar to previously announce results. No assurance may be given, though, that these new holes will have the same values as previously analyzed holes. Two different styles of mineralization have been identified: precious (gold‐silver) and base (lead‐zinc-silver) metal mineralization, with higher gold‐silver grades starting on surface and higher grade lead‐zinc-silver mineralization intercepted at depth and to the west of the Cieneguita deposit. We interpret the Cieneguita deposit as a diatreme breccia body where disseminated oxide and sulphide mineralization is mainly hosted by quartz‐sericite altered diatreme breccias and lapilli tuffs.

The mineralized body is shaped like a funnel which has been flattened laterally, measuring over 900 meters by 300 meters as defined by the drill results. Dana Durgin, an independent geological engineer has completed a cross section‐based geological model and has calculated inferred mineralized material of 15.249 million tons with 2.62 g/t Au equivalent based on assays that were composited using the sum of the dollar values for Au, Ag, Pb and Zn in each drill interval. Three-year trailing average prices used were: gold = $727.22 per ounce, silver = $13.66 per ounce, lead = $1.00 per pound, zinc = $1.36 per pound. A cutoff of $30 was applied and weighted averages calculated for each above-cutoff interval. These intervals were projected between drill holes and between sections to produce resource blocks, which were then compiled using weighted averages to produce a total tonnage and grade with a dollar value per ton.

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

794500
795000
795500
796000
796500
3005500
3005000
3004500
3004000
3003500
3003000
3002500
N
CIENEGUITA
PIEDRAS BLANCAS
LEGEND
Quaternary
Tuff Breccia
Limoargillite
Dacite Tuff
Lapilli Tuff
Dacite - Lapilli Tuff
Andesite Tuffacceous
Andesite
Ignimbrite Tuff
Rhyolite Tuff
Porphydy Dacitic
Diorite - Monzodiorite
Diorite quartz porphyry
Andesite Bassaltic
Andesite Dike
Hydrotermal/ Tectonic Breccia
SIMBOLOGY
Stream
Fault Infered
Vein
Vein Infered
Stockwork zone
Breccia
0 120 240 480
Meters

Despite these results, the Cieneguita Property has no known or estimated reserves.

To date, MRT has extracted approximately 5,000 tonnes of mineralized material and has shipped it to its mill located in Sinoloa as a commercial test pilot program. The main purpose of the test is to determine the best process for extracting the precious metals from the mineralized material. We are currently waiting to receive those results back from MRT.

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

Budget

To date, we have spent $4,246,000 (Peso 49,967,000) on the exploration of the Cieneguita Property. The proposed exploration budget for the Cieneguita project for 2009 is $1,128,047. This budget does not include any money to be spent by MRT in the event a joint venture agreement is finalized with them. See “Plan of Operations” in the “Management’s Discussion and Analysis” section for further information.

Guazapares Property

Property Location

The Guazapares Property is located in the Barranca section of Chihuahua State in Mexico. According to data published by the Government of Mexico, it is at the interphase between the two main volcanic groups that form the bulk of the Sierra Madre Occidental. The location is 220 kilometers to the southwest of Chihuahua City. An all weather dirt road traverses the property. The property is accessible year round by air, rail (within 20 kilometers) and road. The area has available diesel generated power and water.

The Guazapares Property, covering 1,980 hectares (approximately 4,893 acres), is in a mining district with a history of large ore deposits. A large ore deposit would be defined as a property capable of producing in excess of 50,000 ounces of gold equivalent per year.

Claim Status & Licensing

Sunburst Mining owns or has an option to purchase 100% of the Guazapares concessions, as indicated below. If our exploration is successful on the optioned concessions, then Sunburst Mining intends to exercise its option to acquire them. There is no penalty for not exercising our options. The concessions not owned by Sunburst Mining are owned by Compañía Minera. There is no relationship between Compañía Minera and Mexoro, its officers, directors and affiliates. The following table sets forth those concessions in the Guazapares area that Sunburst Mining owns or has the option to purchase:

GUAZAPARES CONCESSIONS OWNED BY SUNBURST MINING (Property Payments Still Due and Owing)
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

(1)

Amendments to the Mexican mining laws took effect with the publication on December 21, 2005, of certain amendments to the Ley Federal de Derechos, the act that sets forth the mining taxes' rates. Effective January 1, 2006, this Mexican Government legislation has converted all of the former exploration concessions in Mexico, which carried a maximum six year life, and exploitive concessions, which had a 25 year life, into general concessions with a 50 year life from the date they were registered with the Mining Registry. The concessions are automatically registered as soon as the concession mining rights are paid and no further paper work is required. These claims are currently in good standing and held by Sunburst Mining. There will be no special documents sent to us to reflect this change.

(2)

These concessions have been transferred to the Company. However, we must continue to make payments on these concessions in order to retain ownership. The total payments for us to acquire and retain 100% ownership of all eight concessions are as follows: November 30, 2005 - $100,000 (this payment date has been extended – see below), October 31, 2006 - $60,000 (this payment date was extended to February 28, 2007 and then to May 31, 2007 and then to August 31, 2007- see below 5), August 2, 2007 - $140,000 (see below 5), August 2, 2008 - $110,000 (we did not  make this payment. Under the  Letter of Intent signed with Paramount for the sale of Guazapares concessions, Mexoro will negotiate deferring payment until the 37th month from the closing date of the sale) and August 2, 2009 - $500,000. These scheduled payments must be made to keep our agreement in good standing. Failure to make the payments would cancel our agreements to acquire these concessions.

(3)

These concessions are currently under option agreements. Title to the concessions has not yet been transferred to the Company. The total payments for us to acquire 100% ownership of all three concessions are as follows: January 15, 2006 - $20,000 (paid), January 15, 2007 - $40,000 (this payment was deferred until April 15, 2007 and payment was made on March 26, 2007), January 15, 2008 - $50,000 (this payment was deferred to January 31, 2008 and was paid in April 2008), January 15, 2009 - $50,000 (we did not make this payment. Under the  Letter of Intent signed with Paramount for the sale of Guazapares concessions, Mexoro will negotiate deferring payment until the 37th month from the closing date of the sale) and January 15, 2010 - $500,000. These scheduled payments must be made to keep our option to acquire these concessions in good standing. Failure to make the payments would cancel our options to acquire these concessions.

(4)

This concession is currently under an option agreement. Title to the concession has not been transferred to the Company. The total payments for us to acquire 100% ownership of this concession are as follows:  June 25, 2006 - $20,000 (paid), June 25, 2007 - $30,000 (paid), June 25, 2008 - $40,000 (paid) and June 25, 2009 - $250,000. These payments must be made to keep our option to acquire these concessions in good standing. Failure to make the payments would cancel our options to acquire these concessions.

(5)

On September 19, 2007, Sunburst Mining, Mexoro and MRT entered into an agreement to defer any and all property payments regarding Guazapares, owing to MRT which became due by December 31, 2007, until such time as Sunburst Mining and Mexoro have sufficient funds to make the payments, in the opinion of the disinterested directors of Mexoro.

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

Mesothermal gold deposits can be hosted in a wide variety of lithologies. These deposit often show relationships with regional scale strike slip faults (Olsen et al., 1994). Analysis of fluid inclusions from samples of quartz veins give average temperatures of more than 250 degrees Celsius. These veins are podiform, sheared, and concordant with enclosing schists of a transitional greenschist-amphibolite grade. Gold mineralization is best associated with faults that show evidence of deformation that is transitional between ductile to brittle and associated with greenschist to amphibolite facies metamorphism (Olsen et al., 1994). Mesothermal gold deposits are found in the proximity of major regional fault and fracture systems and most often hosted in secondary or tertiary structures related to the regional scale structures. The gold is deposited from hydrothermal fluids which originated deep in the earths crust with temperatures of 250 to 400 degrees Celsius. The fault and fracture zones act as permeable conduits for the fluids to migrate. Gold is carried in solution until the fluid reaches a point where either there is a chemical reaction with the country rock or changes in temperature and/or pressure cause the gold to precipitate. The gold and associated metals precipitates out of solution along with quartz vein material. Mesothermal type deposits can be recognized by the fact that the host rocks show the affects of the fault/fracture origins. Structural evidence such as folds in bedding or pinches, swells, and pods in quartz veins is characteristic of ductile deformation and can be often found in at mineralized mesothermal quartz veins. Mesothermal quartz carbonate veins typically include pyrite and arsenopyrite with the gold. Gold can be pure, and be found as free grains or grains intergrown with sulphide minerals. The gold can also occur within the crystal lattice of arsenopyrite or as electrum, a gold mineral containing between 20 to 80 percent silver. Mineralized mesothermal quartz carbonate veins are characterized by iron rich hydrothermal carbonate alteration assemblages, which are pervasive with respect to the host rock.

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

The San Antonio Area consists of two main mineralized veins trending northwest and west-northwest. The mineralization covers an area of 500 by 300 meters and is observed as quartz veins and quartz stockworked veins. These exhibit textures of multiple phases of hydrothermal activity.

The El Cantilito Area is a mineralized zone found related to west and northeast trending structures where high concentrations of gold and silver have been found. The mineralization style is quartz veins, quartz stockwork, and silicification observed to cover a 500 by 350 meter area within the felsic volcanic rocks.

The Montana de Oro Area lies to the north of the Guazapares Property. This showing is characterized by mineralized structures trending north-northeast, where development of mineralized shoots was found to contain high gold concentrations.

Mineral Deposits

Geological mapping and sampling over an area of four square kilometers has outlined numerous mineralized areas within the project area.

According to our VP of Exploration, the Guazapares property consists of a series of sub-vertical, brecciated, quartz-rich zones that outcrop within an area of approximately four square kilometers and have a strike length of over two kilometers. The mineralized areas and identified drilling targets include four main zones: San Antonio, San Francisco, El Cantilito and Montaña de Oro. The mineralization is characterized by silver-gold low-sulphidation veins, locally overprinted by high-level high-grade gold-silver quartz veins. The mineralized areas and veins are structurally-controlled by north-northwest striking faults and west-northwest trending faults that have favored the development of high-grade mineralized shoots.

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

The Montaña de Oro area is a newly identified target to the north of the Guazapares project. Montaña de Oro is characterized by mineralized structures trending north-northeast, where development of mineralized rock-shoots containing frequent high gold values (5.39, 7.22, 1.75, 19.7 and 2.5 g/t Au).

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

A 19 drillhole program has been completed on the Guazapares project totalling 2,670 meters. The most recent drilling results are from 16 completed holes drilled at the San Francisco Este, San Francisco Centro and El Cantilito concessions, three of the main targets identified in the project. All drill holes in the San Francisco Centro and El Cantilito concessions intersected intervals of gold and silver mineralization. The drill holes are reported both as gold and silver values, as well as gold equivalent values (Au Eq.). The formula for calculating the gold equivalent values is as follows:

•

For holes GU-01 to GU-03, Au Eq. was calculated using a factor = 56.32 (gold and silver prices on 20-26 October 2007). Gold equivalent is based upon metal prices of US$757 oz Au and US$13.44 oz Ag in terms of those prices 1 g/t Au = 56.32 g/t Ag ($757/$13.44)

•

For holes GU-04, GU-08 and GU-10 to GU-16, Au Eq. was calculated using a factor = 53.33 (gold and silver prices on 18-20 January 2008). Gold equivalent is based upon metal prices of US$800 oz Au and US$15 oz Ag in terms of those prices 1 g/t Au = 53.33 g/t Ag ($800/$15)

•

Formula to calculate gold equivalent –  Au Eq.= Au (g/t) + (Ag (g/t)/($ozAu/$ozAg))

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

Drill holes GU-05 to Gu-07, and Drill Holes GU 17 – GU 19 did not intersect economical mineralization. A summary of the mineralized drill intercepts can be reviewed in the section headed Management's Discussion and Analysis of Financial Condition and Results of Operations and on our website at .

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

Claim Status

Sunburst Mining owns two concessions (Title 220149 and 220148) and has the option to acquire 100% of the three other properties listed below, subject to a 2.5% NSR and making the scheduled property payments.

The concessions not owned by Sunburst Mining are owned by MRT. The following table is a summary of the concessions on the Encino Gordo property:

Lot Name	Title Number	Area (Ha)	Term of Validity (1)	Royalties and Payments

Encino Gordo	225277	450	8/12/2005 to 8/11/2055	None (2)

Encino Gordo	227125	382	5/17/2006 to 5/16/2056	None (2)

La Paloma	220148	100	6/17/2003 to 6/16/2053	NSR of 2.5% (3)

El Camuchin	220149	100	6/17/2003 to 6/16/2053	NSR of 2.5% (3)

Encino Gordo 2	225276	50	8/12/2005 to 8/11/2055	NSR of 2.5% (3)

1)

Amendments to the Mexican mining laws took effect with the publication on December 21, 2005, of certain amendments to the Ley Federal de Derechos, the act that sets forth the mining taxes' rates. Effective January 1, 2006, this Mexican Government legislation has converted all of the former exploration concessions in Mexico, which carried a maximum six year life, and exploitive concessions, which had a 25 year life, into general concessions with a 50 year life from the date they were registered with the Mining Registry. The concessions are automatically registered as soon as the concession mining rights are paid and no further paper work is required. These claims are currently in good standing and held by Sunburst Mining. There will be no special documents sent to us to reflect this change.

(2)

Concessions are 100% owned by Sunburst Mining with no further payments to be made.

(3)

The total payments for us to acquire 100% of these concessions from the concession owners are as follows: June 30, 2006 - $10,000 (this amount has been paid), December 31, 2006 - $25,000 (this payment was deferred until March 31, 2007 and payment was made on March 26, 2007), December 31, 2007 - $50,000 ($20,000 of this payment was made on January 3, 2008 and balance was paid on February 29, 2008), December 31, 2008 - $75,000 (we are currently in default of this payment and we are renegotiating the payment terms), December 31, 2009 - $125,000 and December 31, 2010 - $200,000. These scheduled payments need to be made to keep our agreement in good standing. Failure to make the payments would cancel our agreements to acquire these concessions.

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

Sahuayacan Property

Location

The Sahuayacan Property is located near the Chihuahua-Sonora State border approximately 275 kilometers east-southeast of the city of Chihuahua and 50 kilometers south-southwest of the town of Mycoba in the state of Chihuahua, Mexico. The property is accessible by all weather dirt roads running through the center of the property.

Claim Status

The Company has recently optioned 14 mineral concessions totaling 649 hectares, which old mining records indicate cover an epithermal quartz vein system. The concessions are owned by Minera Emilio and optioned by Sunburst Mining. The following table is a summary of the concessions on the Sahuayacan Property:

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

(1)

Amendments to the Mexican mining laws took effect with the publication on December 21, 2005, of certain amendments to the Ley Federal de Derechos, the act that sets forth the mining taxes' rates. Effective January 1, 2006, this Mexican Government legislation has converted all of the former exploration concessions in Mexico, which carried a maximum six year life, and exploitive concessions, which had a 25 year life, into general concessions with a 50 year life from the date they were registered with the Mining Registry. The concessions are automatically registered as soon as the concession mining rights are paid and no further paper work is required. These claims are currently in good standing and held by Sunburst Mining. There will be no special documents sent to us to reflect this change.

(2)

The Company must pay Minera Emilio a total of $282,000 for these concessions. Of this, $10,000 was paid on December 2005 and $20,000 was paid on October 25, 2006. The December 2005 payment was made as “good faith payment” as we negotiated to acquire the properties. That payment has been applied to the total purchase price. The Company must pay $2,500 per month for twelve months on the 21st day of each month beginning on August 21, 2006. The monthly payments of $2,500 have all been paid for a total $30,000. Beginning on August 21, 2007, the Company must pay $3,500 per month on the 21st of each month for twelve months. The monthly payments of $3,500 have all been paid to September 21, 2008 for a total of 12 months and $42,000. Beginning on August 21, 2008, the Company must pay $5,000 per month on the 21st of each month until the balance of $282,000 is paid (36 months). As of May 31, 2009, we are in default of the March, April and May 2009 payments. We expect to make these payments in June 2009.

(3)

This concession was originally included in the “Promise to Contract an Option Agreement” between Minera Emilio and Jose Emilio Touche Creel on December 5, 2005, whereby Sunburst Mining set forth an offer to enter into and execute an exploration and option to purchase an undivided 100% title in and to the mining concessions located in the Sahuayacan Property. This concession was not included in the Exploration and Sale Option Agreement of Mining Concession contract dated June 21, 2006. At the present time, Mexican public records show that this concession has been cancelled; however, there is an official letter issued by the Mexican Mining Director General at that time which notifies that cancellation was revoked. Minera Emilio has the option to reinstate this concession.

(4)

The Company must pay the following concession representatives a total of $255,000 for this concession: Leopoldo Rascon Lopez, Sabino Amador Rascon Polanco and Rene Muro Lugo. Each concession representative owns 33.3% of the total Segundo Santo Nino title. As of May 31, 2009, we’ve paid $85,000 of the payments required till November 2008 and $3,333 for the May 15, 2009 payment. The balance of the $20,000 payment of May 15, 2009 is overdue and we are renegotiating the payment terms), November 15, 2009 - $30,000 and May 15, 2010 - $120,000.

(5)

The Company must pay the following payments to Maria Luisa Wong Madrigal to acquire 100% ownership of these concessions:  January 25, 2008 - $33,000 (paid), July 25, 2008 - $33,000 (paid), January 25, 2009 - $34,000 (this payment is outstanding and we are renegotiating the payment terms) and July 25, 2010 - $500,000. These scheduled payments must be made to keep our option to acquire these concessions in good standing. Failure to make the payments would cancel our options to acquire these concessions.

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

Mineral Deposit

A surface geological mapping and sampling crew evaluated the property from September 2006 through December 2006. Mapping on the property was completed at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. To date, a total of 300 samples have been taken from the property, including 101 rock chip and channel samples, 41 stream sediment samples and 158 soil samples. The underground workings were evaluated for safe entry and the mine has been deemed unsafe to open. A limited part of the mine was opened and bulk samples were taken. The Sahuayacan Property is without known reserves. Our proposed exploration program is exploratory in nature.

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

Drillhole	From (m)	To (m)	Interval (m)	Au (g/t)	Ag (g/t)
SDH-1	65.00	66.50	1.50	2.02	0.8
	66.50	68.00	1.50	8.09	2.8
	68.00	69.50	1.50	0.26	1.2
	69.50	71.00	1.50	0.233	1.3
	71.00	72.50	1.50	2.23	2.1

	96.50	98.00	1.50	6.13	49.4
	98.00	98.50	0.50	9.24	21.1
	98.50	99.50	1.00	0.529	0.7
	99.50	100.50	1.00	1.695	1.2
	100.50	101.50	1.00	1.415	9.2
	101.50	102.50	1.00	3.81	10.5
	102.50	103.50	1.00	0.038	0.09
	103.50	104.50	1.00	1.00	5.9
	104.50	105.50	1.00	0.363	7.3

105.50	106.50	1.00	0.341	9.6
106.50	107.50	1.00	0.111	10.5

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

Drillholes SDH-5 and SDH-6 were collared in the La Cumbre zone. The two holes intersected mineralization from surface to 175 meters. Only the SDH-5 intersected several two meters wide intercepts with gold mineralization. Our VP Exploration believes that the gold in these zones is free gold and is contained in the fractures in the oxides. As the drilling consumes massive quantities of water, we believe the free gold has been washed away from the core. As a result, we plan to re-drill the La Cumbre zone using reverse circulation drilling to ensure all the particles are captured while drilling. No assurance, though, may be given that any gold values will be found when it is redrilled using reverse circulation drilling.

The final area tested at Sahuayacan was the Santa Theresa target, where two drillholes (SDH-11 and SDH-12) were completed. SDH-12 has intersected a mineralized zone, consisting of 7.5 meters with 56.01 g/t Au and 283.22 g/t Ag.

Hole ID	From (m)	To (m)	Interval (m)	Au (g/t)	Ag (g/t)
SDH-12	74.50	76.00	1.50	6.21	148
	76.00	77.50	1.50	0.716	8.5
	77.50	79.00	1.50	268.75	1215
	79.00	80.50	1.50	2.46	39.8
	80.50	82.00	1.50	1.93	4.8

Despite these results, the Sahuayacan Property has no known or estimated resources or reserves. A summary of the assay results of the mineralized zones intersected is provided in “Plan of Operations” in the “Management‘s Discussion and Analysis” section.

Infrastructure

The Sahuayacan Property is accessible year round by all weather roads. There is no local electricity or water currently available. We will need to supply our own diesel generated electrical power.

Budget

We spent $557,000 from January 2007 to February 2008, on an initial geochemical and geophysical exploration program on the Sahuayacan Property.

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

Employees

The Company currently has 14 persons working for Sunburst Mining in Mexico, including three geologists, field staff and administrative personnel. All of these persons are provided to Sunburst Mining under third party contract, either directly or via a personnel service agency. Our president began work on March 1, 2007. The president’s is a full time position with a salary of $156,000 per year plus incentive stock options, stock awards, living allowance and benefits. The job entails spending time in the field directing the exploration projects on our four properties. Other than the president, all mineral exploration and operations are contracted out to third parties. In the event that our exploration projects are successful and warrant putting any of our properties into production, all such operations would be contracted out to third parties. Also, we rely on members of management to handle all matters related to business development and business operations.

Office

We currently maintain an office at C. General Retana #706, Col. San Felipe, Chihuahua, Chih, Mexico, CP 31203. The lease for this office will expire on March 1, 2011, which commenced on March 1, 2009, and we pay approximately $682 per month for it.

As described above, we have interests in the Cieneguita, Guazapares, Encino Gordo and Sahuayacan properties.

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

In November 2007, the British Columbia Securities Commission (“BCSC”) placed a cease trade order (“CTO”) on the Company in the Province of British Columbia, Canada affecting residents of British Columbia. This CTO was rescinded on February 20, 2008 as the Company filed the required documents in British Columbia. On February 20, 2008, the BCSC issued a second CTO requiring the Company to file a technical report in British Columbia on its Mexican properties. The Company filed the required documents and in May 2008, the BCSC rescinded the cease trade order in British Columbia.

In February 2008, Mexoro obtained a temporary restraining order in a civil action against Mr. Argang Schariat. The civil action for temporary restraining order was made before the Tribunal of Vevey, Switzerland. We believe that Mr. Schariat is refusing to abide by the Swiss Court ruling and we are taking the necessary steps to enforce our rights by filing a criminal complaint against Mr. Schariat. The hearing for this criminal complaint against Mr. Schariat has not been scheduled yet.

On January 14, 2009, the Company received Notice of Acceleration of three outstanding Secured Convertible Debentures held by Paramount Gold and Silver Corp. The Notice of Acceleration relates to the Secured Convertible Debenture granted by the Company to Paramount Gold and Silver Corp. in the principal amount of $500,000 dated May 9, 2008; the Secured Convertible Debenture granted by the Company to Paramount in the principal amount of $370,000 dated June 18, 2008; and the Secured Convertible Debenture granted by the Company to Paramount in the principal amount of $500,000 dated July 11, 2008 as amended by an Acknowledgment dated September 10, 2008 (collectively the “Debentures”). The Debentures are  secured by a security agreement from the Company in favour of Paramount dated May 9, 2008  as amended by an Addendum dated June 18, 2008 and a security agreement from Sunburst de Mexico, in favour of Paramount dated June 18, 2008 (collectively, the “Security Agreements”).

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

The Company believes that it is not in default under the terms of the Debentures but on March 19, 2009, we entered into an agreement with Paramount Gold and Silver Corp. (“Paramount”) restructuring our payment terms on the three outstanding secured convertible debentures held by Paramount. Under the terms of the agreement we paid Paramount $1,000,000 to cancel two debentures held by them, the first debenture issued May 9, 2008 for $500,000 and the third debenture issued to them July 11, 2009 for $500,000. We also amended the second debenture that we issued to them in June 18, 2009 in the face amount of $370,000. The amount of that debenture was increased to $521,047.37 which, among other things, includes interest accrued to March 31, 2009. We are obligated to make a payment on March 31, 2009 on this debenture in the amount of $393,547.37 (of which $300,000 was paid on March 31, 2009) and the balance of $127,500 is to be re-paid on April 30, 2009. This remaining amount of $127,500 is interest free as long as the debenture remains in good standing. As part of a restructuring fee, we issued to Paramount 150,000 shares of our common stock. As we were granted an extension for the balance of the March 31, 2009 payment, we have issued an additional 100,000 shares to Paramount as an extension fee. As part of the agreement, Paramount has released its security interest on our Cieneguita properties. The other security as described in the original security agreement issued with the original debentures remains in place until the amended debenture has been repaid in full. The final payment of amount owed has now been deferred until the closing of our sale of the Guazapares property to Paramount.  Any remaining amounts owed to Paramount will be deducted from the purchase price payable to Mexoro.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “MXOM.OB”. The following table sets forth the Company's high and low closing prices for the Company's common stock as reported on the OTCBB for the periods indicated.

Fiscal Year Ending February 28, 2010	High	Low
First Quarter	$0.40	$0.26

Fiscal Year Ending February 28, 2009	High	Low
First Quarter	$0.76	$0.33
Second Quarter	$0.60	$0.31
Third Quarter	$0.50	$0.12
Fourth Quarter	$0.20	$0.11

Fiscal Year Ending February 29, 2008	High	Low
First Quarter	$1.50	$1.00
Second Quarter	$1.50	$0.72
Third Quarter	$1.85	$0.96
Fourth Quarter	$1.08	$0.73

The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

As of February 28, 2009, there were approximately 243 stockholders of record of the Company's common stock.

There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future.

EQUITY COMPENSATION PLAN

Weighted
	Number of	average	Number of securities
	securities to be	exercise	remaining available for
	issued upon	price of	future issuances under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options,	warrants and	securities reflected in
	warrants and	rights	column (a))
	rights (a)	(b)	(c)
Equity compensation plans approved by
security holders	11,937,890	$0.84	1,165,000
Equity compensation plans not approved
by security holders	-0-	$0.00	-0-

Total	11,937,890	$0.84	1,165,000

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note of Caution Regarding Forward Looking Statements

Certain statements in this Form 10-K, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements", which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects "and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-K and in the Company's other filings with the SEC. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Overview

Mexoro Minerals Ltd. (“Mexoro” or the “Company”) is a start-up exploration stage company and has not yet generated or realized any revenues from exploration projects, which commenced on May 1, 2004. On September 9, 2008, we announced that we have retained the services of Haywood Securities Inc. of Toronto, Canada to sponsor the listing of our common shares on the TSX or TSX-V exchange. As of February 28, 2009, we had $38,704 in our bank account.

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

6.

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

7.

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

8.

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

9.

MRT will be the operator of the project with Mexoro/Sunburst providing two of five board members to the joint venture companies and committees.

As of May 15, 2009, MRT has contributed its $1 million commitment. It has also initiated steps to take the Cieneguita project to production having spent approximately $68,000 on drilling, sampling and metallurgical testing. MRT is also arranging for a three ton sample of material to be sent out to its milling facility located in Sinaloa, Mexico to determine grade recovery of the mineralized material. Certain portions of the definitive agreement, when signed, needed the approval of Paramount Gold and Silver Corp. As we repaid a significant portion of the outstand debt to Paramount, they have released the Cieneguita as security and therefore do not need there approval to complete the work as contemplated under the MRT agreement.

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

Subsequent to the year ended February 28, 2009, in March, 2009, we entered into an agreement with Paramount Gold and Silver Corp. (“Paramount”) restructuring our payment terms on the three outstanding secured convertible debentures held by Paramount. Under the terms of the agreement we paid Paramount $1,000,000 to cancel two debentures held by them, the first debenture issued May 9, 2008 for $500,000 and the third debenture issued to them July 11, 2009 for $500,000. We also amended the second debenture that we issued to them in June 18, 2009 in the face amount of $370,000. The amount of that debenture was increased to $521,047.37 which, among other things, includes interest accrued to March 31, 2009. We are obligated to make a payment on March 31, 2009 on this debenture in the amount of $393,547.37 (of which $300,000 was paid on March 31, 2009) and the balance of $127,500 is to be re-paid on April 30, 2009. This remaining amount of $127,500 is interest free as long as the debenture remains in good standing. As part of a restructuring fee, we issued to Paramount 150,000 shares of our common stock. As we were granted an extension for the balance of the March 31, 2009 payment, we have issued an additional 100,000 shares to Paramount as an extension fee. As part of the agreement, Paramount has released its security interest on our Cieneguita properties. The other security as described in the original security agreement issued with the original debentures remains in place until the amended debenture has been repaid in full.

Subsequent to the year ended February 28, 2009, in May 18, 2009 we entered into a letter of agreement to sell our Guazapares project located in southwestern Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5.3 million USD. The sale is subject to the signing of a definitive agreement by June 2, 2009 and to satisfaction of various conditions precedent prior to closing.  Closing is scheduled prior to the end of June 2009 and a 5.7% commission is payable on the closing of the sale.

Mexoro’s Guazapares project comprises 12 claims close to Paramount’s San Miguel discovery.  The purchase price is to be paid in two stages.  The first payment of $3.7 million will be deposited into escrow at closing, and will be released from escrow to Mexoro when the transfer of the 12 claims to Paramount is finalized. An additional payment of $1.6 million is due to Mexoro if, within 36 months following execution of the letter of agreement, either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production.  As such, the final repayment of the outstanding loan with Paramount has been deferred until the closing of the sale of the Guazapares properties.  Interest will accrue on the outstanding amount at 8% per annum and the final payment will be deducted from the first $3.7 million purchase price payable to us.

 On February 12, 2009 we entered into a definitive agreement for development of Cieneguita project with Minera Rio Tinto, a private Mexican corporation whose president was a former president of our Company. The definitive agreement covers project financing of up to USD $9,000,000. The major points of the agreement are as follows:

1.

Minera Rio Tinto (“MRT”) and/or its investors will subscribe for up to USD$1 million of a secured convertible debenture at 8% interest (payable in stock or cash). The debenture is convertible into units at $0.60 per unit. Each unit comprises 2 common shares and 1 warrant. Each warrant is exercisable at $0.50 per share for a period of 3 years. The placement will be used for continued exploration of our properties and general working capital. As of May 15, 2009 MRT had contributed the $1 million.

2.

MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000 used for the purpose of putting the Cieneguita property into production. MRT will spend 100% of the money to earn 75% of the net cash flow from production. The agreement will limit the mining to the mineralized material that is available from surface to a depth of 15 meters or approximately 10% of the mineralized material found to date.  It is anticipated that production at the rate of 750 tonnes per day will commence by July 2009.

3.

MRT will spend up to USD $5 million to take the Cieneguita property through the feasibility stage. In doing so, MRT will earn a 60% interest in Mexoro’s rights to the property. After the expenditure of the $5 million all costs will be shared on a ratio of 60% to MRT and 40% to Mexoro Minerals. If we elect not to pay our portion of costs after the $5 million has been spent, our position shall revert to a 25% carried interest on the property.

4.

Portions of the joint venture agreement require we obtain consent from Paramount Gold and Silver Corporation, our secured convertible debenture holder or we repay the debenture held by Paramount Gold and Silver Corporation. Those portions of the agreement that need consent will not be undertaken until such consent is obtained or extinguished by repayment. Subsequently, we repaid approximately $1,300,000 of the debenture owed to Paramount Gold and Silver Corp and in doing so, Paramount agreed to release the Cieneguita property as part of its security under the debenture. Therefore, we no longer need the consent of Paramount to begin extraction of mineralized material at Cieneguita.

5.

The Spanish version of this agreement is the governing agreement in case of dispute between the English version and the Spanish versions.

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. While we believe that we have raised sufficient funds in our recent offerings to allow us to continue in business until May 30, 2009, we may not be able to continue in business beyond that date unless we obtain additional capital. We have not generated any revenues to date. We are expecting some revenues from the 5,000 tonne bulk sample that is to be processed at MRT’s facilities. The amount of revenue to be received from the test cannot be determined at this time. In fact, no assurance may be given that any revenue will be realized from the bulk sample test. Once MRT puts the Cieneguita property into production, anticipated to be in the second quarter 2009, we expect the 25% interest to generate ongoing revenue for us. The timing and amount of revenue, at this time, cannot be determined and no assurance may be given that any revenue will be generated from the operations at Cieneguita.

For the 12-month period from May 2009 through April 2010, we need to raise additional capital to maintain operations. We will need a minimum of $2,384,000 for property payments, $127,500 to repay the convertible debenture to Paramount Gold and Silver Corp if our sale of the Guazapares properties to Paramount does not close, and an additional $840,000 for general and administrative costs. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as detailed below. The following table shows our contractual property payments that are due until April 2010:

Name	Date	Payment Type	USD

Guazapares Property[1]	August 2008	Property payment	$110,000

Sahuayacan Property[2]	March 2009 to April 2010	Property payments	$70,000

Encino Gordo Property[3]	December 2008 and December 2009	Property payments	$200,000

San Antonio (Guazapares)	January 2009 & January 2010	Property payments	$550,000

Sahuayacan Property ( La Estrella y la Sultana Menor )[4]	January 2009 & January 2010	Property payments	$534,000

Segundo Santo Nino (Sahuayacan)[5]	May 2009 & November 2009	Property payments	$50,000

Cieneguita Property	May 2009	Property payment	$120,000

San Francisco (Guazapares)	June 2009	Property payment	$250,000

Guazapares Property	August 2009	Property payment	$500,000

1 All Guazapares payments due by December 31, 2007 have been deferred, until in the opinion of the directors of Mexoro, Sunburst de Mexico and Mexoro have sufficient funds to make the payments. This includes deferred payments of $100,000 due in November 2005, $60,000 due in August 2006 and $140,000 due in August 2007. Mexoro has not made the payment of $110,000 that was due in August 2008 and is in default.

2 All Sahuayacan payments due by February 28, 2009 have been made. The Company has not made the payments due for March 2009, April 2009 and May2009. The Company is in default and is negotiating the terms of payment with Minera Emilio, SA de CV.

3 The Encino Gordo property payment of $75,000 was due in December 2008. Mexoro is in default of this payment and is renegotiating the terms of payment.

4 The Sahuayacan property payment of $34,000 was due in January 2009. Mexoro is in default of this payment and is renegotiating the terms of payment.

5The Segundo Santo Nino property payment of $20,000 was due in May 2009. Mexoro  paid only $3,333 of this payment and is in default . The balance of this payment is renegotiated to be paid in June 2009.

Additionally, if our exploration during that time period is successful, we may need to raise additional capital to fund those exploration programs. At this time, we cannot assess with any accuracy our total capital needs to fund an expanded exploration program beyond our basic program. We do not have any additional sources of additional capital to fund our operations beyond May 31, 2009. We also believe that, other than the initial bulk sample test done by MRT, we will not generate any revenues that would allow us to continue operations. If we are unable to raise additional capital through debt or equity beyond May 31, 2009, it is most likely that we would need to cease operations and forfeit our properties as we would be unable to make the necessary property payments.

Plan of Operation

Summary

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. On November 23, 2008, we signed a letter of intent (“LOI”) with Minera Rio Tinto (“MRT”) to provide us with immediate funding to initiate production at our Cieneguita property, to complete a feasibility study and to continue the exploration of its properties. The LOI calls for project funding of up to USD$9,000,000 to be spent over the next twenty-four month period. To date MRT has contributed approximately $510,000 in working capital and has initiated production plans for the Cieneguita project. MRT is in the process of shipping a 3,000 tonne bulk sample to its mill in Sinaloa Mexico for processing to verify the metallurgical process need to process the mineralized material from the Cieneguita property.

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

We are not involved in any research and development on our exploration properties. We have no known reserves on the Cieneguita property. Our original strategy was to put the Cieneguita property into production, and as such we purchased approximately $250,000 worth of new and used mining equipment to be used for heap leach production. We contemplated putting the Cieneguita property into production during 2008 but recent positive exploration results from our drilling programs have changed that plan. The mineralized material that has been defined by the extensive drilling appears to suggest that the mineralized material is far larger than originally contemplated and of a different material that is not suitable for heap leaching. Therefore, Management wants to ensure, based on the new exploration results, that the mine design contemplated will be suitable for the expanded size of the mineralized material and the geological make up of the material.

With the joint venture with MRT, we do plan to put the Cieneguita project into production in the second quarter of 2009 but we will not be using the heap leach process as originally contemplated. We still plan to use the equipment as part of the new mining process designed in the joint venture agreement. Though the mining equipment will be contributed to the joint venture company to be used in the mining process, at the end of the joint venture the mining equipment will revert back to us. Then it is managements’ plan to try and sell the equipment that we have purchased. At this time, we have no estimates on what the equipment will be worth in the secondary market. If we are unable to sell it, we may lose all of our capital investment. No assurances can be given that we will be able to sell the equipment at a price to recover our original investment, or at all.

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

We hired Francesco Quiroz as our VP of Exploration on March 1, 2007. On November 15, 2008 we appointed Mr. Quiroz to the position of president to replace Mario Ayub, who resigned. We also hired an office administrator for our office in Chihuahua. We hired one geologist in 2006, three geologists in 2007 and another geologist in February 2008 to work on our exploration programs. One of our geologists resigned in June 2008. We do not expect any significant change in additional contractors to conduct exploration over the next 12 months. Other than the president and our geologists, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors, we minimize our exposure to Mexican employment law, and all liabilities are undertaken by the third party contractors providing the services. We pay a flat rate to the third parties for their services.

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

•

100 diamond drillholes completed for a total of 20,215 meters of drilling

•

Broad mineralized intercepts including 111.5 meters with 1.24 g/t Au, 99.6 g/t Ag, 0.45% Pb and 0.73% Zn (C-21) and 94 meters with 1.21 g/t Au, 79.8 g/t Ag, 0.78% Pb and 1.2% Zn (CI-30)

•

Mineralization at Cieneguita has been traced over 900 meters along strike and still remains open to the southwest and to depth

•

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

The mineralized body is shaped like a funnel which has been flattened laterally, measuring over 900 meters by 300 meters as defined by the drill results. Mexoro has completed a cross section‐based geological model and has calculated inferred mineralized material of 15.249 million tons with 2.62 g/t Au equivalent based on assays that were composited using the sum of the dollar values for Au, Ag, Pb and Zn in each drill interval. Three-year trailing average prices used were: gold = $727.22 per ounce, silver = $13.66 per ounce, lead = $1.00 per pound, zinc = $1.36 per pound. A cutoff of $30 was applied and weighted averages calculated for each above-cutoff interval. These intervals were projected between drill holes and between sections to produce resource blocks, which were then compiled using weighted averages to produce a total tonnage and grade with a dollar value per ton..

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

Guazapares

A 19 drillhole program has been completed on the Guazapares project totalling 2,670 meters. The most recent drilling results are from 16 completed holes drilled at the San Francisco Este, San Francisco Centro and El Cantilito concessions, three of the main targets identified in the project. All drill holes in the San Francisco Centro and El Cantilito concessions intersected intervals of gold and silver mineralization. The drill holes are reported both as gold and silver values, as well as gold equivalent values (Au Eq.). The formula for calculating the gold equivalent values is as follows:

•

For holes GU-01 to GU-03, Au Eq. was calculated using a factor = 56.32 (gold and silver prices on 20-26 October 2007). Gold equivalent is based upon metal prices of US$757 oz Au and US$13.44 oz Ag in terms of those prices 1 g/t Au = 56.32 g/t Ag ($757/$13.44)

•

For holes GU-04, GU-08 and GU-10 to GU-16, Au Eq. was calculated using a factor = 53.33 (gold and silver prices on 18-20 January 2008). Gold equivalent is based upon metal prices of US$800 oz Au and US$15 oz Ag in terms of those prices 1 g/t Au = 53.33 g/t Ag ($800/$15)

•

Formula to calculate gold equivalent –  Au Eq.= Au (g/t) + (Ag (g/t)/($ozAu/$ozAg))

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

Drill holes GU-05 to Gu-07, and Drill Holes GU 17 – GU 19 did not intersect economical mineralization. A summary of the mineralized drill intercepts are presented below:

Sample ID	From (m)	To (m)	Width (m)	Au (g/t)	Ag (g/t)	Au Eq (g/t)	Mineralized Intercept m @ g/t Au Eq

25149	50.23	51.73	1.50	0.762	17.1	1.065622	1.5 m @ 1.065
25152	51.73	53.23	1.50	0.119	3	0.172267
25153	53.23	54.73	1.50	0.488	11.9	0.699293
25154	54.73	56.23	1.50	1.305	15.6	1.581989	5.37 m @ 2.031
25155	56.23	57.60	1.37	0.283	27.7	0.774832
25156	57.60	58.60	1.00	4.63	24.7	5.068565
25157	58.60	60.10	1.50	0.292	7.8	0.430494
25158	60.10	61.60	1.50	0.204	7.4	0.335392
25159	61.60	63.10	1.50	1.585	8.2	1.730597	1.5 m @ 1.730

25184	91.30	92.80	1.50	0.466	3	0.519267
25185	92.80	94.40	1.60	0.603	2.8	0.652716
25186	94.40	95.33	0.93	0.292	4.5	0.371901
25187	95.33	96.83	1.50	0.787	4.3	0.863349
25188	96.83	98.33	1.50	2.76	9.5	2.928679	5.97 m @ 1.493
25189	98.33	99.80	1.47	1.095	11.2	1.293864
25191	99.80	101.30	1.50	0.615	15.3	0.886662

Sample ID	From (m)	To (m)	Width (m)	Au (g/t)	Ag (g/t)	Au Eq (g/t)	Mineralized Intercept m @ g/t Au Eq

25285	57.80	58.30	0.50	0.228	18	0.547602
25286	58.30	58.95	0.65	0.18	43	0.943494
25287	58.95	59.75	0.80	0.503	81.2	1.944761	1.98 m @ 1.248
25288	59.75	60.28	0.53	0.273	32.9	0.857162
25289	60.28	61.05	0.77	0.278	26.2	0.743199
25291	61.05	61.61	0.56	0.191	18.7	0.523031
25292	61.61	62.82	1.21	0.198	39.5	0.899349
25293	62.82	64.32	1.50	0.336	19.3	0.678685
25294	64.32	65.82	1.50	0.254	14.4	0.509682

25335	112.75	113.55	0.80	0.101	25.3	0.550219
25336	113.55	114.85	1.30	0.111	47.6	0.95617
25337	114.85	116.10	1.25	0.486	22.1	0.878401
25338	116.10	117.45	1.35	2.54	2.7	2.58794
25339	117.45	118.75	1.30	0.879	2	0.914511
25341	118.75	120.25	1.50	0.436	3.6	0.49992	6.35 m @ 1.339
25342	120.25	121.15	0.90	1.165	4.6	1.246676
25343	121.15	122.45	1.30	0.534	51.6	1.450193

25355	135.45	136.60	1.15	1.31	12.2	1.526619	1.15 m @ 1.526

Sample ID	From (m)	To (m)	Width (m)	Au (g/t)	Ag (g/t)	Au Eq (g/t)	Mineralized Intercept m @ g/t Au Eq
25367	0.00	1.50	1.50	3.17	42.6	3.926392	1.5 m @ 3.92

25455	103.70	105.20	1.50	0.165	50.3	1.058111	1.50 m @ 1.05

25470	119.65	121.05	1.40	0.882	18.5	1.21048	1.40 m @ 1.21

25480	132.35	133.85	1.50	0.293	46.3	1.115088	1.50 m @ 1.11

Sample ID	From (m)	To (m)	Width (m)	True Width (m)	Au (g/t)	Ag (g/t)	Au Eq (g/t)	Mineralized intercepts True Width @ Au Eq. (g/t)
25498	0	1.5	1.5	1.0575	0.023	104	1.97
25499	1.5	2.5	1	0.705	0.029	29.9	0.59	9. 55 meters @ 2.17
25500	2.5	3.65	1.15	0.81075	0.046	128	2.44	Including:

25501	3.65	4.95	1.3	0.9165	0.156	79.1	1.64	2.78 meters @ 2.34
25502	4.95	6.45	1.5	1.0575	0.39	137	2.96	2.12 meters @ 4.78
25503	6.45	7.95	1.5	1.0575	0.093	61.3	1.24
25504	7.95	9.45	1.5	1.0575	0.049	15.9	0.35
25505	9.45	10.55	1.1	0.7755	0.056	47.2	0.94
25506	10.55	12.05	1.5	1.0575	0.148	387	7.40
25507	12.05	13.55	1.5	1.0575	0.23	103	2.16

25529	35.5	36.7	1.2	0.85	0.026	65.5	1.25	0.85 meters @ 1.25

Sample ID	From (m)	To (m)	Width (m)	True Width (m)	Au (g/t)	Ag (g/t)	Au Eq (g/t)	Mineralized intercepts True Width @ Au Eq. (g/t)
26003	66.5	68	1.5	1.0575	0.105	52.8	1.09
26004	68	69.1	1.1	0.7755	0.087	93.6	1.84	5.78 meters @ 1.68
26005	69.1	70.2	1.1	0.7755	0.076	62.1	1.24
26006	70.2	71.7	1.5	1.0575	0.104	105	2.07
26007	71.7	73.2	1.5	1.0575	0.093	70.9	1.42
26008	73.2	74.7	1.5	1.0575	0.307	112	2.41

26042	122.25	123.75	1.5	1.0575	0.099	51	1.05	1.05 meters @ 1.05

Sample ID	From (m)	To (m)	Width (m)	True Width (m)	Au (g/t)	Ag (g/t)	Au Eq (g/t)	Mineralized intercepts True Width @ Au Eq. (g/t)
26129	9.65	11.15	1.50	1.15	0.173	124	2.50	1.15 meters @ 2.50

26140	24.55	26.05	1.50	1.15	0.103	42.7	0.90	13.75 meters @ 2.75
26141	26.05	27.55	1.50	1.15	0.313	49.1	1.23
26142	27.55	28.90	1.35	1.03	0.049	24.7	0.51	Including:
26143	28.90	30.40	1.50	1.15	0.106	26.7	0.60	5.82 meters @ 5.46
26144	30.40	31.90	1.50	1.15	0.137	34.9	0.79
26145	31.90	33.40	1.50	1.15	0.079	35.4	0.74
26146	33.40	35.00	1.60	1.23	0.37	184	3.82
26147	35.00	36.50	1.50	1.15	0.205	311	6.04
26148	36.50	38.00	1.50	1.15	0.347	311	6.18
26149	38.00	39.50	1.50	1.15	0.223	276	5.40
26151	39.50	41.00	1.50	1.15	0.296	297	5.86
26152	41.00	42.50	1.50	1.15	0.035	49.1	0.95

Sample ID	From (m)	To (m)	Width (m)	True Width (m)	Au (g/t)	Ag (g/t)	Au Eq (g/t)	Mineralized intercepts True Width @ Au Eq. (g/t)
26161	54.50	56.00	1.50	1.15	0.125	90	1.81
26163	56.00	57.50	1.50	1.15	0.884	604	12.21	22.98 meters @ 2.80
26164	57.50	59.00	1.50	1.15	0.315	319	6.29
26165	59.00	60.50	1.50	1.15	0.206	133	2.70	Including:
26166	60.50	62.00	1.50	1.15	0.044	25.6	0.52	4.60 meters @ 5.75
26167	62.00	63.50	1.50	1.15	2.07	810	17.26	2.30 meters @ 9.71
26168	63.50	65.00	1.50	1.15	0.063	112	2.16
26169	65.00	66.50	1.50	1.15	0.04	31.7	0.63

26170	66.50	68.00	1.50	1.15	0.032	35.7	0.70
26171	68.00	69.50	1.50	1.15	0.052	45.2	0.90
26172	69.50	71.00	1.50	1.15	0.093	67.9	1.36
26173	71.00	72.50	1.50	1.15	0.025	39.7	0.77
26174	72.50	74.00	1.50	1.15	0.027	15	0.31
26176	74.00	75.50	1.50	1.15	0.079	55.3	1.11
26177	75.50	77.00	1.50	1.15	0.02	23.3	0.45
26178	77.00	78.50	1.50	1.15	0.026	55.9	1.07
26179	78.50	80.00	1.50	1.15	0.07	46.5	0.94
26180	80.00	81.50	1.50	1.15	0.101	53.9	1.11
26181	81.50	83.00	1.50	1.15	0.085	40.3	0.84
26182	83.00	84.50	1.50	1.15	0.133	145	2.85

Sample ID	From (m)	To (m)	Width (m)	True Width (m)	Au (g/t)	Ag (g/t)	Au Eq (g/t)	Mineralized intercepts True Width @ Au Eq. (g/t)
26241	12.25	13.75	1.5	1.227	0.18	139	2.78
26242	13.75	15.25	1.5	1.227	0.152	112	2.25	17.87 meters @ 2.58
26243	15.25	16.75	1.5	1.227	0.112	89.1	1.78
26244	16.75	18.25	1.5	1.227	0.257	91.5	1.97	Including:
26245	18.25	19.75	1.5	1.227	0.158	311	5.99	4.91 meters @ 4.72
26246	19.75	21.25	1.5	1.227	0.067	211	4.02
26247	21.25	22.75	1.5	1.227	0.097	280	5.35
26248	22.75	24.25	1.5	1.227	0.034	186	3.52
26249	24.25	25.75	1.5	1.227	0.043	93	1.78
26251	25.75	27.25	1.5	1.227	0.15	109	2.19
26252	27.25	28.1	0.85	0.69	0.027	50.6	0.97
26253	28.1	29.6	1.5	1.227	0.112	98.7	1.96
26254	29.6	31.1	1.5	1.227	0.037	93	1.78
26255	31.1	32.6	1.5	1.227	0.016	61.2	1.16
26256	32.6	34.1	1.5	1.227	0.063	62.2	1.23

26267	47.6	49.1	1.5	1.227	0.039	46.2	0.90
26268	49.1	50.6	1.5	1.227	0.018	58.8	1.12	4.91 meters @ 0.93
26269	50.6	52.1	1.5	1.227	0.021	25.6	0.50
26270	52.1	53.6	1.5	1.227	0.023	62.5	1.19

Sample ID	From (m)	To (m)	Width (m)	True Width (m)	Au (g/t)	Ag (g/t)	Au Eq (g/t)	Mineralized intercepts True Width @ Au Eq. (g/t)
26363	30.7	32.2	1.5	1.149	0.026	70.2	1.34	1.149 meters @ 1.34

26378	51.7	53.2	1.5	1.149	0.056	33.1	0.67	2.30 meters @ 0.68
26379	53.2	54.7	1.5	1.149	0.104	30.8	0.68

26389	66.7	68.2	1.5	1.149	0.618	4	0.69
26390	68.2	69.7	1.5	1.149	0.452	99	2.31	4.60 meters @ 1.20
26391	69.7	71.2	1.5	1.149	0.228	7.2	0.36
26392	71.2	72.7	1.5	1.149	0.857	31.7	1.45

26413	99.7	101.2	1.5	1.149	0.19	23.8	0.63	2.30 meters @ 0.74
26414	101.2	102.7	1.5	1.149	0.443	21.3	0.84

Sample ID	From (m)	To (m)	Width (m)	True Width (m)	Au (g/t)	Ag (g/t)	Au Eq (g/t)	Mineralized intercepts True Width @ Au Eq. (g/t)
26421	0	2	2	1	0.112	38.2	0.83
26422	2	4	2	1	0.237	211	4.19	9 meters @ 3.63
26423	4	6	2	1	0.065	258	4.90
26424	6	7.5	1.5	0.75	0.055	782	14.72	Including:
26426	7.5	9	1.5	0.75	0.11	53.4	1.11	2.75 meters @ 7.93
26427	9	10.5	1.5	0.75	1.18	54.7	2.20
26428	10.5	12	1.5	0.75	0.74	165	3.83
26429	12	13.5	1.5	0.75	0.151	86.5	1.77
26430	13.5	15	1.5	0.75	0.237	156	3.16
26431	15	16.5	1.5	0.75	0.116	52.2	1.09
26432	16.5	18	1.5	0.75	0.198	106	2.18

26444	33	34.5	1.5	0.75	0.125	47.9	1.02
26445	34.5	36	1.5	0.75	0.376	22	0.79	4.50 meters @ 1.56
26446	36	37.5	1.5	0.75	1.915	40.9	2.68
26447	37.5	39	1.5	0.75	0.12	121	2.39	Including:
26448	39	40.5	1.5	0.75	0.263	55.9	1.31	1.50 meters @ 2.53
26449	40.5	42	1.5	0.75	0.15	56.6	1.21

Drillhole GU-14

Sample ID	From (m)	To (m)	Width (m)	True Width (m)	Au (g/t)	Ag (g/t)	Au Eq (g/t)	Mineralized intercepts True Width @ Au Eq. (g/t)
26501	17	18.5	1.5	1.059	0.136	116	2.31
26502	18.5	20	1.5	1.059	0.091	92	1.81	19.86 meters @ 1.29
26503	20	21.5	1.5	1.059	0.107	8.9	0.27
26504	21.5	23	1.5	1.059	0.013	51.4	0.97	Including:
26505	23	24.5	1.5	1.059	0.036	48.8	0.95	2.12 meters @ 2.06
26506	24.5	26	1.5	1.059	0.031	45.3	0.88	2.89 meters @ 3.44
26507	26	27.5	1.5	1.059	0.039	10.1	0.23
26508	27.5	29	1.5	1.059	0.078	43.5	0.89
26509	29	30.5	1.5	1.059	0.051	10.4	0.24
26510	30.5	32	1.5	1.059	0.039	33.5	0.67
26511	32	33.5	1.5	1.059	0.196	89.8	1.88
26513	33.5	35	1.5	1.059	0.094	28.1	0.62
26514	35	36.5	1.5	1.059	0.095	8.6	0.25
26515	36.5	38	1.5	1.059	0.21	17.5	0.54
26516	38	39.5	1.5	1.059	0.159	35.3	0.82
26517	39.5	41	1.5	1.059	0.465	23.3	0.90
26518	41	42.5	1.5	1.059	0.193	46.3	1.06
26519	42.5	43.65	1.15	0.8119	1.475	339	7.83
26520	43.65	45.1	1.45	1.0237	0.216	65.2	1.44

26536	71.6	73.6	2	1.412	3.12	19.7	3.49	1.41 meters @ 3.49

Drillhole GU-15

Sample	From	To	Width	True	Au	Ag
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)
26581	52	53	1	0.866	0.568	7
26582	53	54.9	1.9	1.6454	0.741	9.9

26938	148.3	149.8	1.5	1.299	4.86	66.4
26939	149.8	151.3	1.5	1.299	0.467	20.3
26940	151.3	152.8	1.5	1.299	0.141	2.6
26941	152.8	154.3	1.5	1.299	0.601	25.5
26942	154.3	155.8	1.5	1.299	0.582	22.1
26943	155.8	157.2	1.4	1.2124	0.891	35.4
26944	157.2	158.45	1.25	1.0825	0.368	9.7
26945	158.45	160	1.55	1.3423	0.282	10.2
26946	160	161.5	1.5	1.299	0.341	17.2
26947	161.5	163	1.5	1.299	0.693	22.7
26948	163	164.5	1.5	1.299	0.296	9.5
26949	164.5	166	1.5	1.299	0.317	17.7
26951	166	168	2	1.732	1.47	11.4

Drillhole GU-16

Sample ID	From (m)	To (m)	Width (m)	True Width (m)	Au (g/t)	Ag (g/t)	Au Eq (g/t)	Mineralized intercepts True Width @ Au Eq. (g/t)
26960	12.00	13.50	1.50	0.86	1.115	86.1	2.73
26961	13.50	15.00	1.50	0.86	0.534	84.2	2.11	18.92 meters @ 4.33
26962	15.00	16.50	1.50	0.86	0.71	76.4	2.14
26964	16.50	18.00	1.50	0.86	44.9	660	57.27	Including:
26965	18.00	19.50	1.50	0.86	1.55	113	3.67	7.74 meters @ 9.10
26966	19.50	21.00	1.50	0.86	0.428	152	3.28
26967	21.00	22.50	1.50	0.86	0.455	72.3	1.81
26968	22.50	24.00	1.50	0.86	1.33	119	3.56
26969	24.00	25.50	1.50	0.86	2.2	171	5.40
26970	25.50	27.00	1.50	0.86	0.005	12.3	0.23
26971	27.00	28.50	1.50	0.86	0.183	13.1	0.43
26972	28.50	30.00	1.50	0.86	0.243	79.8	1.74
26973	30.00	31.50	1.50	0.86	0.243	59.4	1.35
26974	31.50	33.00	1.50	0.86	0.425	59.2	1.53
26976	33.00	34.50	1.50	0.86	0.185	46.5	1.057
26977	34.50	36.00	1.50	0.86	0.247	23.9	0.69
26978	36.00	37.50	1.50	0.86	0.274	31.1	0.86
26979	37.50	39.00	1.50	0.86	0.235	34.3	0.88
26980	39.00	40.50	1.50	0.86	1.2	23.2	1.63
26981	40.50	42.00	1.50	0.86	0.56	38	1.27
26982	42.00	43.50	1.50	0.86	0.256	21.7	0.66

26983	43.50	45.00	1.50	0.86	0.348	34.8	1.00

27013	96.00	98.00	2.00	1.15	0.331	69.7	1.64	2.53 meters @ 1.49
27014	98.00	100.00	2.00	1.15	0.521	68.8	1.81

The following is a map of the drillhole locations:

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

Drill Hole Number	Depth in Meters	Width of Intersection in Meters	Grade
Drillhole SDH-01 collared on the Santo Niño vein	from 65.00 to 72.50 meters from 96.50 to 104.5 meters	7.50 meters 8.0 meters	2.56 g/t Au 2.98 g/t Au
Drillhole SDH-05 collared on La Cumbre target	from 0 to 4.5 meters	4.5 meters	1.77 g/t Au
Drillhole SDH-12 drilled to test the Santa Teresa vein	from 74.50 to 82.00	7.5 meters	56.01 g/t Au and 283.22 g/t Ag

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

•

Infill drilling displays continuity of mineralization and overall grades.

•

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

•

Conducting metallurgical tests;

•

Initiating a pre-feasibility study;

•

Completing detailed mapping and sampling and locating drilling targets of the new areas identified within our property 500 meters away from Cieneguita; and

•

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

Sahuayacan

Surface mapping and drilling results are suggesting that the high gold values tend to cluster at certain areas along the Santo Niño and the Santa Teresa vein structures with intervening areas of low gold grades. A more disseminated structure seems to be present at the La Cumbre area. We believe that the cluster of high gold values indicate the development of mineralized shoots within the extensive Sahuayacan system as evidenced by the intercepts from the SDH-1 in the Santo Niño vein and the SDH-12 along the Santa Teresa vein.

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

•

Mapping and sampling at 1:1,000 scale along the La Cumbre-Santa Teresa trend;

•

Obtaining ASTER image analysis to identify additional alteration-mineralization areas along the semi-circular feature within the entire concession;

•

Identifying drilling targets on the La Cumbre and Santa Teresa areas; and

•

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

Guazapares

The mineralization systems encountered in the Guazapares project are essentially of two types: a silver-dominated system at San Francisco Este, San Francisco Centro, and El Cantilito which exhibits localized areas of high-grade gold mineralization; whereas at San Antonio the system is dominated by gold mineralization. We believe that the surface mapping and drilling results suggest that the high-grade mineralization tends to cluster at certain areas along the mineralized veins with intervening areas of low-grade mineralization. The cluster of high-grade mineralization suggests the development of mineralized-shoots as evidenced by the intercepts from drillholes GU-04 and from GU-08 to GU-16. Diamond drilling of the Guazapares Project encountered mineralization in most of the drillholes. The highest grades occurred within vein-breccias, quartz veins and quartz stockworked veins exhibiting multiple pulses of hydrothermal activity.

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

•

(1) Drilling results on the San Francisco Este target are opening the potential to explore further northwest along the same structure.

•

(2) Drillholes GU-12 and GU-13, which suggest the development of high-grade mineralized-shoots along the structures’ inflections and have opened up the exploration potential to the west and northwest.

•

(3) Drilling results at El Cantilito (GU-16), which have opened up the exploration potential to the west of the system which is a covered terrain. The drillhole GU-15 is also opening up potential to the west along the El Cantilito mineralized system and, since GU-15 was stopped in mineralization at 169 meters depth, the exploration potential is still open at depth.

•

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

Mineralization is occurring at La Junta in different styles, including: stockwork, fault-veins, sheeted veins, dissemination and breccias. However, main mineralization consists of an approximately 500 meter wide stockwork fault-vein zone developed in a dilatant jog “flower structure”. In this mineralized area, multiple cross-cutting vein types are present including:

•

Pyrite-only veins

•

Quartz-only veins

•

Quartz + pyrite veins

•

Quartz + chalcopyrite veins

•

Quartz + pyrite + chalcopyrite veins

•

Calcite veins

•

Quartz + galena veins

•

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

•

The porphyry-style mineralization in La Junta area

•

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

Key steps may include mainly the following activities, among other considerations:

•

Acquiring geological maps 1:250,000 and 1:50,000 (from Servicio Geologico Mexicano);

•

Generating geological and mineral occurrences base maps;

•

Identifying key host rocks;

•

Completing structural interpretation from known geology, TM imagery, and geophysical data (if available);

•

Integrating mineral occurrences, alteration, lithology and structures;

•

Completing initial targeting using the above compilation; and

•

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

Results of Operations

Year ended February 28, 2009 compared to the year ended February 29, 2008.

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

The Company has made certain accounting estimates that have a material bearing on the financial statements. The most significant estimates are:

Income Tax Valuation Allowance

The Company has a potential $7,859,422 deferred income tax asset, which has been fully allowed for in the consolidated financial statements, based on the difference in timing of certain deductions for income tax and accounting purposes. The ability of the Company to ultimately derive a benefit from the deferred tax asset depends on the existence of sufficient taxable income of the appropriate character within the carry forward period available under the tax law.

Stock based compensation

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  Stock options and warrants are valued at their fair value utilizing the Black-Scholes option-pricing model.

Convertible debentures

Convertible debentures issued with attached warrants are recorded based upon the relative fair values of the debentures and the warrants.  The fair value of the warrants is determined utilizing the Black-Scholes option-pricing model.  The resulting debt discount is amortized to Interest Expense over the life of the debentures.  Any resulting beneficial conversion features on these debentures are amortized to the earliest conversion date

References in the discussion below to 2009 are to our current fiscal year ended February 28, 2009, while references to 2008 are to our fiscal year ended February 29, 2008.

Revenues

We did not earn revenues during 2009 or 2008 because we did not have commercial production of any of our properties. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the development stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties. Interest income is recorded under Other Income in the Statement of Operations in the financial statements.

Operating Costs

We did not incur any operating costs during the years ended 2009 and 2008 due to the fact that we did not achieve production from exploration activities during either year.

Expenses

Our operating expenses decreased to $7,049,069 for the year ended February 28, 2009 compared to $8,040,328 for the year ended February 29, 2008, representing a decrease of $991,259.

In 2009, we incurred lower general and administrative expenses and write off of property costs, offset by mineral exploration expenses, which resulted in decrease of expenses.

In the general and administrative expense category, the decrease in 2009 is attributable to $339,000 spent on investor relation activities compared with $816,000 in 2008 to raise additional funds for exploration activities and higher advertising and promotion costs of $16,000 in 2009 compared to $159,000 in 2008.

Our exploration expenses increased to $4,132,048 in 2009 compared with $2,680,680 in 2008 as a result of the increased activity of the Company as it advanced its business plan.

In 2009, we expensed $726,000 for stock-based compensation expense compared to $2,454,000 in 2008 primarily due to lower market price of the Company’s shares.

For the year ended February 28, 2009, we incurred $239,000 in mineral property costs as payments for our Mexican properties. At February 28, 2009, we tested the carrying amounts of all our Mexican properties for recoverability. Based on our tests, we concluded that the sum of undiscounted cash flows expected to result from the use and eventual disposition of all such properties was nil as the properties have no known reserves. Accordingly, a mineral property impairment loss of $239,000 has been recognized for the year ended February 28, 2009. Impairment of mineral property costs in 2009 decreased to $239,000 compared to $580,000 for 2008. If we are able to raise additional funds to continue with our business plan, we anticipate that exploration expenditures will increase in fiscal 2010 as a result of exploration activities on our Mexican mineral properties.

Our interest expense increased to $791,000 for 2009 compared to $58,000 for 2008. The higher interest expense in 2009 pertains to convertible debentures issued by the Company in May and June of 2008. The Company recorded a beneficial conversion feature of $313,000 as interest expense and $303,000 as relative fair value of the warrants in relation to the convertible debt. The Company did not incur interest expense related to convertible debt in 2008.

Net Loss

Our net loss decreased to $8,036,208 for 2009 compared to $8,096,604 for 2008, representing a decrease of $60,396. This change in our loss was primarily attributable to higher investor relations expenses and exploration expenses in 2009. The non-cash component of stock-based compensation costs was $726,000 compared to $2,454,000 for 2008.

We anticipate that we will continue to incur losses until such time that we can identify mineral deposits and achieve significant revenues from sale of gold recovered from our Mexican mineral properties, if ever. There is no assurance that we will commence the development stage of our operations at any our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage. As of February 28, 2009, we had total assets of $597,000, total current liabilities of $4,979,000, and a deficit of $41,864,000 accumulated during the development stage.

Cash and Working Capital

We had cash of $38,704 as of February 28, 2009, compared to cash of $12,947 as of February 29, 2008. We had working capital deficiency of $4,657,260 as of February 28, 2009, compared to a working capital deficiency of $1,810,905 as of February 29, 2008.

During the fiscal year 2009, we continued with our exploration program and also incurred corporate administrative expenses but were unable to raise sufficient funds to pay many of our suppliers. Our accounts payable and accrued liabilities increased from $656,000 in 2008 to $$2,680,000 in 2009. Of the $2,680,000 accounts payable and accrued liabilities as of February 28, 2009, $1,714,000 related to exploration expenses.

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $4,398,000 from March 2009 to February 2010 to carry out exploration and administration activities on our Mexican mineral properties. We anticipate spending approximately $2,000,000 during the next 12 months on general and administrative costs. We presently do not have sufficient financing to enable us to complete these plans and will require additional financing to perform future exploration work on our Mexican mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

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

Cash Used in Operating Activities

Cash used in operating activities decreased to $3,701,729 for the fiscal year ended February 28, 2009 compared to $3,837,069 for the fiscal year ended February 29, 2008. The cash was used for general and administrative costs and for the exploration programs on the properties.

Cash Used in Investing Activities

Cash used in investing activities decreased to $12,810 for the fiscal year ended February 28, 2009 compared to $172,036 for the fiscal year ended February 29, 2008 for the purchase of equipment.

Financing Activities

Cash provided by financing activities decreased to $3,779,808 for the fiscal year ended February 28, 2009 compared to $4,027,811 for the fiscal year ended February 29, 2008. Most of the cash provided by financing activities in 2009 was provided by issuance of convertible debentures and promissory notes. Cash provided by financing activities was used to fund our operating and investing activities.

We anticipate continuing to rely on equity sales of our common stock or issuance of debt in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

During the quarter ended August 31, 2008, Paramount provided Mexoro $1,370,000 in the form of secured convertible debentures bearing interest at a rate of 8% per annum for a term of one year. Paramount had the option to convert the debt into units.

Subsequent to the year ended February 28, 2009, in March, 2009, the Company entered into an agreement with Paramount restructuring its payment terms on the three outstanding secured convertible debentures held by Paramount. Under the terms of the agreement, the Company paid Paramount $1,000,000 to cancel two debentures held by them, one issued on May 9, 2008 for $500,000 and another issued on July 11, 2009 for $500,000. The Company also amended a debenture issued to them on June 18, 2009 in the face amount of $370,000. The amount of that debenture was increased to $521,047.37 which, among other things, includes interest accrued on all three debentures to March 31, 2009. The Company was obligated to make a payment on March 31, 2009 on this debenture in the amount of $393,547.37 and the balance of $127,500 was to be re-paid on April 30, 2009. This remaining amount of $127,500 is interest free as long as the debenture remains in good standing. Subsequently, Paramount has deferred the remaining payment until the closing of the sale of our Guazapares properties to Paramount.  Paramount plans to deduct the amount owed from the purchase price to settle the final payment of the debenture.

On February 12, 2009, the Company entered into a definitive agreement for development of Cieneguita project with Minera Rio Tinto, a private Mexican corporation whose president was a former president of our Company. The definitive agreement covers project financing of up to USD $9,000,000 as follows:

(i)

MRT and/or its investors will subscribe for up to $1 million of secured convertible debentures.

(ii)

MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3 million used for the purpose of putting the Cieneguita property into production.

(iii)

MRT will spend up to USD $5 million to take the Cieneguita property through the feasibility stage. In doing so, MRT will earn a 60% interest in Mexoro’s rights to the property. After the expenditure of the $5 million all costs will be shared on a ratio of 60% to MRT and 40% to Mexoro Minerals. If the Company elects not to pay its portion of costs after the $5 million has been spent, the Company’s position shall revert to a 25% carried interest on the property.

Subsequent to the year ended February 28, 2009, in March, 2009, the Company issued convertible secured debentures with a face value of $1,000,000 to four investors. The total offering for these debentures is $1,500,000. The debentures are due in 1 year and accrue interest at 15% paid quarterly in either cash or stock of the Company valued at 20% discount to the 20 day trading average on the day the payment is due. At the debenture holder’s option, the debenture may be repaid with accrued interest and a 20% warrant coverage on the value of the debenture.

Subsequent to the year ended February 28, 2009, in March, 2009, the Company entered into a securities purchase agreement with OHAG Holdings, Ltd. (“OHAG”). Pursuant to the securities purchase agreement, OHAG paid the Company $250,000 in exchange for a secured convertible debenture of $250,000 and 250,000 shares of common stock. The debenture was also secured by 2,250,000 restricted shares of the Company. The secured convertible debenture has a term of one year and bears interest at 15%. OHAG may elect to convert all or a portion of the secured convertible debenture into (i) up to 1,250,000 shares of the Company’s common stock and warrants to purchase 625,000 shares of common stock at $0.30 per share (each, a “Warrant”), (ii) if MRT invests in the Company by acquiring its property at Cieneguita and  the Company make the following offer, cash for any principal and interest outstanding plus Warrants equal to 20% of the value of the secured convertible debenture at 80% of the 20 day moving average of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board and (iii) up to a 10% interest in the real property known as Cieneguita located in Chihuahua, Mexico, which the Company may acquire. The OHAG convertible debenture has been repaid from funds provided by an outside investor and the 2,250,000 shares issued as security are in the process of being returned to treasury.

Subsequent to the year ended February 28, 2009,  in May, 2009, the Company entered into a letter of agreement to sell its Guazapares project located in southwestern Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount for a total consideration of up to $5.3 million USD. The sale is subject to the signing of a definitive agreement by June 2, 2009 and to the satisfaction of various conditions precedent prior to closing. Closing is scheduled prior to the end of June 2009 and a 5.7% commission is payable on the closing of the sale.

Mexoro's Guazapares project comprises 12 claims close to Paramount's San Miguel discovery. The purchase price is to be paid in two stages. The first payment of $3.7 million will be deposited into escrow at closing, and will be released from escrow to Mexoro when the transfer of the 12 claims to Paramount is finalized. An additional payment of $1.6 million is due to Mexoro if, within 36 months following execution of the letter of agreement, either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount's San Miguel project is put into commercial production.

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

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at February 28, 2009, the Company had working capital deficiency of $4,657,260 (2008 - $1,810,011 working capital) and an accumulated deficit during the development stage of $41,864,000 (2008 – $33,828,000). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLIMENTARY DATA.

MEXORO MINERALS LTD.

(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)

February 28, 2009 and February 29, 2008

MEYLER & COMPANY, LLC

ONE ARIN PARK

1715 HIGHWAY 35

MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Mexoro Minerals Ltd.

We have audited the accompanying consolidated balance sheets of Mexoro Minerals Ltd. (a Development Stage Company) as of February 28, 2009 and February 29, 2008, and the related consolidated statements of stockholders’ deficiency, operations and comprehensive income (loss), and cash flows for the two year period ended February 28, 2009 and for period from March 1, 2004 (Development Stage) to February 28, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The related consolidated statements of stockholders’  deficiency, operations and comprehensive income (loss), and cash flows from April 27, 1997 (Development Stage) to February 29, 2004 and March 1, 2004 (Development Stage) to February 28, 2007 were audited by other auditors whose report dated May 31, 2007 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern.  Our opinion on the consolidated stockholders’  deficiency, consolidated statements of operations and comprehensive income (loss), and consolidated cash flows from April 27, 1997 (Development Stage) to February 29, 2004 and March 1, 2004 (Development Stage) to February 28, 2007, is based solely on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexoro Minerals Ltd. as of February 28, 2009 and February 29, 2008, and the results of its operations and its cash flows for the two-year period ended February 28, 2009 and the period from March 1, 2004 (Development Stage) to February 28, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has a history of operating losses, a working capital deficiency of $4,657,260 at February 28, 2009 and a cumulative loss during the development stage of $41,864,219.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Meyler & Company, LLC

June 11, 2009

MEXORO MINERALS LTD.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

As at February 28 and February 29

	February 28, 2009	February 29, 2008
Assets

Current
Cash and cash equivalents	$38,704	$12,947
Accounts receivable	248,589	278,847
Prepaid expenses	34,048	104,936
	321,341	396,730

Equipment (note 4)	275,900	460,941

Total assets	$597,241	$857,671

Liabilities

Current
Accounts payable and accrued liabilities	$2,679,512	$655,677
Current portion of loans payable (note 8)	63,232	71,256
Promissory notes (note 6)	968,543	1,480,702
Current portion of convertible debentures (note 7)	1,267,314	-
	4,978,601	2,207,635

Loans payable (note 8)	7,608	27,481
Convertible debentures (note 7)	673,887	-

Total liabilities	5,660,096	2,235,116

Stockholders’ deficiency
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 31,019,302 (2008 – 25,380,502) (note 10)	25,556,901	22,978,654
Additional paid-in capital	12,676,908	11,155,687
Stock subscriptions	121,258	330,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the development stage	(41,864,219)	(33,828,011)
Other comprehensive income (loss)	449,724	(10,348)
Total stockholders’ deficiency	(5,062,855)	(1,377,445)

Total liabilities and stockholders’ deficiency	$597,241	$857,671

Going-concern (note 3)

Commitments (notes 5 and 16)

Subsequent events (note 18)

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficiency

(Expressed in U.S. Dollars)

Period from March 1, 2004 (Development Stage) to February 28, 2009

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the development stage	Other comprehensive income (loss)	Total stockholders deficiency

Balance from prior operations, March 1, 2004	709,168	$1,701,843	$ 194,391	$ 67,025	$ (2,003,427)	$ -	$ 8,929	$ (31,239)

Common stock issued in share exchange	860,000	10,965,000	-	-	-	-	-	10,965,000
Options issued as finders’ fees	-	-	1,523,000	-	-	-	-	1,523,000
Common stock issued for cash	113,222	269,134	-	(67,025)	-	-	-	202,109
Options exercised	50,000	35,000	-	-	-	-	-	35,000
Options issued	-	-	86,955	-	-	-	-	86,955
Warrants exercised	5,512	-	-	-	-	-	-	-
Beneficial conversion feature	-	-	500,000	-	-	-	-	500,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(3,050)	(3,050)
Net loss for the year	-	-	-	-	-	(13,912,488)	-	(13,912,488)

Balance, February 28, 2005	1,737,902	$12,970,977	$2,304,346	$ -	$ (2,003,427)	$(13,912,488)	$ 5,879	$(634,713)
							X

Common stock issued for consulting services	30,000	90,000	-	-	-	-	-	90,000
Options exercised	32,000	43,000	-	-	-	-	-	43,000
Common stock issued on conversion of debenture	2,000,000	300,000	-	-	-	-	-	300,000
Common stock issued in property acquisition	2,000,000	2,100,000	-	-	-	-	-	2,100,000
Common stock issued for cash	7,000,000	70,000	-	-	-	-	-	70,000
Options issued	-	-	248,000	-	-	-	-	248,000
Warrants issued	-	-	487,250	-	-	-	-	487,250
Beneficial conversion feature	-	-	952,000	-	-	-	-	952,000
Stock subscriptions	-	-	-	170,000	-	-	-	170,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(4,828)	(4,828)
Net loss for the year	-	-	-	-	-	(4,425,885)	-	(4,425,885)

Balance, February 28, 2006	12,799,902	$15,573,977	$3,991,596	$ 170,000	$(2,003,427)	$(18,338,373)	$ 1,051	$ (605,176)

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficiency (continued)

(Expressed in U.S. Dollars)

Period from March 1, 2004 (Development Stage) to February 28, 2009

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the development stage	Other comprehensive income (loss)	Total stockholders’ deficiency

Balance, February 28, 2006	12,799,902	$15,573,977	$3,991,596	$ 170,000	$(2,003,427)	$(18,338,373)	$ 1,051	$ (605,176)

Common stock issued on conversion of debenture	5,835,000	2,917,500	-	-	-	-	-	2,917,500
Common stock issued on settlement of promissory notes	1,651,200	412,800	-	-	-	-	-	412,800
Common stock issued for cash	750,000	375,000	-	(170,000)	-	-	-	205,000
Warrants exercised	50,000	50,000	-	-	-	-	-	50,000
Shares returned to treasury	(50,000)	(25,000)	-	-	-	-	-	(25,000)
Options issued	-	-	496,000	-	-	-	-	496,000
Warrants issued	-	-	1,949,000	-	-	-	-	1,949,000
Beneficial conversion feature	-	-	2,265,500	-	-	-	-	2,265,500
Foreign exchange translation adjustment	-	-	-	-	-	-	(3,098)	(3,098)
Net loss for year	-	-	-	-	-	(7,393,034)	-	(7,393,034)

Balance, February 28, 2007	21,036,102	$19,304,277	$8,702,096	$ -	$(2,003,427)	$(25,731,407)	$ (2,047)	$ 269,492

Warrants exercised	4,344,400	3,674,377	-	-	-	-	-	3,674,377
Options issued	-	-	974,841	-	-	-	-	974,841
Fair value of warrants expensed	-	-	1,478,750	-	-	-	-	1,478,750
Stock subscriptions	-	-	-	330,000	-	-	-	330,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(8,301)	(8,301)
Net loss for the year	-	-	-	-	-	(8,096,604)	-	(8,096,604)

Balance, February 29, 2008	25,380,502	$22,978,654	$11,155,687	$ 330,000	$(2,003,427)	$(33,828,011)	$ (10,348)	$(1,377,445)

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficiency (continued)

(Expressed in U.S. Dollars)

Period from March 1, 2004 (Development Stage) to February 28, 2009

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the development stage	Other comprehensive income (loss)	Total stockholders’ deficiency
Balance, February 29, 2008	25,380,502	$22,978,654	$11,155,687	$ 330,000	$(2,003,427)	$(33,828,011)	$ (10,348)	$(1,377,445)

Notes converted into shares	2,936,028	1,470,522						1,470,522
Options issued			603,801					603,801
Warrants issued			122,260					122,260
Fair value of warrants embedded in convertible debentures			480,800					480,800
Value of beneficial conversion feature of convertible debentures			312,399					312,399
Stock subscriptions				121,258				121,258
Shares issued for subscriptions	330,000	330,000		(330,000)				-
Accounts payable settled with shares	206,000	103,000						103,000
Shares issued for services	672,000	262,090						262,090
Shares issued to management as bonuses	1,050,000	232,750						232,750
Cash received for options issued			1,961					1,961
Shares issued on private placement	444,772	179,885						179,885
Foreign exchange translation adjustment							460,072	460,072
Net loss for the year						(8,036,208)		(8,036,208)

Balance, February 28, 2009	31,019,302	$25,556,901	$12,676,908	$ 121,258	$(2,003,427)	$(41,864,219)	$449,724	$(5,062,855)

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. Dollars)

			Period from
			Inception of
			Development
			Stage
	Year Ended		(March 1, 2004)
	February 28,	February 29,	to February 28,
	2009	2008	2009

Expenses
General and administrative	$2,677,728	$4,779,648	$12,734,219
Mineral exploration	4,132,048	2,680,680	7,902,226
Impairment of mineral property costs	239,293	580,000	16,384,715

Operating loss	(7,049,069)	(8,040,328)	(37,021,160)
Other income (expenses)
Foreign exchange gain (loss)	(194,107)	1,357	(192,750)
Interest	(791,452)	(57,633)	(4,789,173)
Loss on sale of assets	(1,580)	-	(1,580)
Gain on settlement of debt (note 6)	-	-	140,444

Net loss	$(8,036,208)	$(8,096,604)	(41,864,219)

Other comprehensive income (loss)
Foreign exchange translation adjustment	460,072	(8,301)	449,724

Total comprehensive loss	$(7,576,136)	$(8,104,905)	$(41,414,495)

Total loss per share – basic and diluted	$(0.29)	$(0.35)	$-

Weighted average number of shares of
common stock – basic and diluted	28,164,972	23,204,827	-

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

			Period From
			Inception of
			Development Stage
	Year Ended		(March 1, 2004)
	February 28,	February 29,	to February 28,
	2009	2008	2009
Operating activities
Net loss	$(8,036,208)	$(8,096,604)	$(41,864,219)
Adjustments to reconcile net (loss) to net cash flows
Write-off of note receivable	-	-	57,500
Impairment of mineral property costs	-	580,000	13,645,000
Shares issued for consulting services	262,090	-	352,090
Amortization	78,685	79,310	182,924
Discount on convertible debenture	308,358	-	483,358
Non-cash component of gain on settlement of debt	-	-	(182,259)
Stock-based compensation	726,061	2,453,591	7,969,857
Beneficial conversion feature	312,399	-	4,029,899
Prepaid expense	58,789	72,143	(36,446)
Accounts receivable	(64,602)	(103,654)	(325,947)
Customer deposits	-	-	(44,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	2,652,699	1,178,145	4,079,055
Cash used in operating activities	(3,701,729)	(3,837,069)	(11,544,660)
Investing activity
Sale of equipment	3,879	-	3,879
Purchase of property and equipment	(16,689)	(172,036)	(564,989)
Cash used in investing activity	(12,810)	(172,036)	(561,110)
Financing activities
Proceeds from loans payable	43,363	107,106	225,817
Proceeds from notes payable	1,419,663	1,081,202	3,063,665
Proceeds from convertible debentures	2,096,490	-	5,788,990
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	3,094,377	3,144,377
Repayment of loans payable	(57,581)	(73,374)	(144,040)
Repayment of notes payable	(23,270)	(181,500)	(383,270)
Repayment of convertible debentures	-	-	(530,000)
Stock subscriptions	121,258	-	291,258
Issuance of common stock	179,885	-	656,994
Cash provided by financing activities	3,779,808	4,027,811	12,191,791
Outflow of cash and cash equivalents	65,269	18,706	86,021
Effect of foreign currency translation on cash	(39,512)	(18,907)	(69,394)
Cash and cash equivalents, beginning	12,947	13,148	22,077
Cash and cash equivalents, ending	$38,704	$12,947	$38,704

   Supplemental cash flow information – note 15

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

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

The Company had previously been pursuing various business opportunities and, effective March 1, 2004, the Company changed its operations to mineral exploration.  Accordingly, as of February 12, 2009 the Company is considered to be a Development stage company.

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

During the year ended February 28, 2009, Paramount provided Mexoro $1,370,000 in the form of secured convertible debentures bearing interest at a rate of 8% per annum for a term of one year. Paramount has the option to convert the debt into units (note 7).

On February 12, 2009, the Company entered into a definitive agreement for development of the Cieneguita project with Minera Rio Tinto, a private Mexican corporation whose president was a former president of our Company. The definitive agreement covers project financing of up to USD $9,000,000 (note 5).

2.

SIGNIFICANT ACCOUNTING POLICIES

(a)

Principles of consolidation

The accompanying financial statements include the accounts and activities of Mexoro and its wholly-owned subsidiary, Sunburst de Mexico. All inter company balances and transactions have been eliminated in consolidation.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)

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

(c)

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

(iv)

Translation risk

The Company translates the results of non-U.S. operations into U.S. currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time. This risk is considered moderate, as the Company’s mining project expenses are recorded in Mexican pesos and converted to U.S. currency for reporting purposes.

(d)

Equipment

Equipment is recorded at cost less accumulated amortization. Amortization is provided on the following basis:

Software	2 years straight-line
Machinery	10% declining-balance
Vehicles	25% declining-balance
Computer equipment	30% declining-balance
Office equipment	30% declining-balance

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

(e)

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(f)

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

(g)

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

(h)

Impairment or disposal of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, impaired assets are written down to estimate fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

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

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued (see note 11 & 12).

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

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(m)

Asset retirement obligations

The company accounts for asset retirement obligations (ARO) in accordance with Financial Accounting Standards Board (FASB) Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143). This accounting standard applies to the fair value of a liability for an ARO that is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Obligations associated with the retirement of these assets require recognition in certain circumstances: (1) the present value of a liability and offsetting asset for an ARO, (2) the subsequent accretion of that liability and depreciation of the asset, and (3) the periodic review of the ARO liability estimates and discount rates. In 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143 (FIN 47), which was effective for the company on December 31, 2005. FIN 47 clarifies that the phrase "conditional asset retirement obligation," as used in FAS 143, refers to a legal obligation to perform asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional ARO should be factored into the measurement of the liability when sufficient information exists. FAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an ARO. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an ARO.

The Company is in an early stage of mineral exploration and has no known reserves as of February 28, 2009. Accordingly, the Company cannot reasonably estimate the fair value of those obligations because of their indeterminate settlement dates.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

(n)

Recent accounting pronouncements

(i)

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including adjustment for risk, not just the company’s mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this standard for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not have a significant impact on the Company’s consolidated financial statements.  The Company does not anticipate that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis will have a significant impact on its financial position and results of operations.

(ii)

On February 15, 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S.GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a significant impact on the Company’s consolidated financial statements.

(iii)

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations.  SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R).

(iv)

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to have an effect on our reported financial position or earnings.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

(m)

Recent accounting pronouncements (continued)

(v)

In May 2008, the FASB issued Statement No. 162 — “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently assessing the effect, if any, the adoption of SFAS No. 162 will have on our financial statements and related disclosures.

(vi)

SFAS No. 165, "Subsequent Events" ("SFAS 165"), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  SFAS 165 establishes (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company is currently assessing the potential effect that the adoption of SFAS 165 will have on its consolidated financial statements.

2.

(i)

On June 15, 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-4 (“EITF 08-4”).  EITF 08-4 addressed conforming changes made to EITF Issue 98-5 which resulted from the implantation of EITF Issue 00-27 and SFAS No. 150.  EITF Issued 98-5 addresses the accounting for beneficial conversion features.  Previously, beneficial conversion features were amortized to the securities earliest conversion date.  Under EITF 08-4, beneficial conversion features are amortized to the stated redemption date, if one exists, rather than the earliest termination date.  For beneficial conversion features without a stated redemption date, the beneficial conversion features continue to be amortized to the earliest conversion date.  EITF 08-4 is effective for fiscal years ending after December 15, 2008 with early application permitted.  The effects of implementing EITF 08-4 are to be presented retrospectively with the cumulative-effect of the change being reported in retained earnings at the beginning of the first year presented.  The Company adopted EITF 08-4 during the year ended February 28, 2009.  As a result of adoption of EITF 08-4, the Company is amortizing its beneficial conversion features of $416,200 to the earliest termination dates of the debentures.  As a result, $312,399 of the beneficial conversion features have been recognized as Interest Expense in the consolidated statement of operations and the remaining $103,801 is being deferred and amortized.  Prior to adoption of EITF 08-04, the entire $416,200 beneficial conversion feature would have been recognized in the year ended February 28, 2009.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

3.

GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. At February 28, 2009, the Company had a working capital deficiency of $4,657,260 (February 29, 2008 - $1,810,905 working capital deficiency) and a cumulative loss during the exploration period of $41,864,219 (2008 - $33,828,011). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations, from its investment in a Mexican mining venture (note 5). In addition, the Company has conducted private placements of convertible debt (note 7) and common stock (note 10), which have generated a portion of the initial cash requirements of its planned Mexican mining ventures (note 5).

In November 2008, the Company signed a letter of intent with Minera Rio Tinto (“MRT”) to provide funding of up to $9,000,000 to the Company to initiate production at its Cieneguita property, complete a feasibility study and to continue the exploration of its properties (note 5).

4.

EQUIPMENT

	February 28, 2009			February 29,
				2008
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value

Software	$ 22,640	$ 16,910	$ 5,730	$ 7,739
Machinery	239,630	46,533	193,097	305,221
Vehicles	114,513	58,057	56,456	109,173
Computers	23,846	14,095	9,751	21,798
Office equipment	14,043	3,177	10,866	17,010
	$ 414,672	$ 138,772	$ 275,900	$ 460,941

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

5.

MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the year ended February 28, 2009:

	Cieneguita Operations	Sahuayacan	Guazapares	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$ -	$ -	$ 347,438	$ 2,351,518	$ -	$ -	$ 2,698,956
Geological, geochemical, geophysics	-	-	135,994	403,573	-	43,793	583,360
Land use permits	47	23,070	11,746	14,053	-	-	48,916
Automotive	231	-	3,044	7,633	-	-	10,908
Travel	616	285	31,696	40,972	-	-	73,569
Consulting	11,542	-	140,107	189,456	-	-	341,105
Equipment	98	-	21,009	23,702	-	-	44,809
General	7,788	7,307	81,747	233,529	54	-	330,425
	$ 20,322	$30,662	$ 772,781	$ 3,264,436	$ 54	$ 43,793	$ 4,132,048

The Company incurred exploration expenses as follows in the year ended February 29, 2008:

	Cieneguita Operations	Sahuayacan	Guazapares	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$ -	$ 360,575	$ 377,571	$ 255,218	$ -	$ -	$ 993,364
Geological, geochemical, geophysics	27,679	59,122	100,318	36,799	95,306	776	320,000
Land use permits	-	112,267	114,356	143,503	52,677	-	422,803
Automotive	19,691	65	1,155	1,469	-	-	22,380
Travel	11,110	16,240	34,878	19,859	7,214	-	89,301
Consulting	143,835	38,371	137,016	79,653	20,748	-	419,623
Equipment	97,306	-	22,620	10,039	2,603	-	132,568
General	102,238	3,054	109,715	59,149	6,485	-	280,641
	$ 401,859	$ 589,694	$ 897,629	$ 605,689	$185,033	$ 776	$ 2,680,680

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

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

5.

MINERAL PROPERTIES (Continued)

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

On February 12, 2009 the Company entered into a definitive agreement for development of Cieneguita project with Minera Rio Tinto (“MRT”), a private Mexican corporation whose president was a former president of our Company. The definitive agreement covers project financing of up to USD $9,000,000. The major points of the agreement are as follows:

(i)

MRT and/or its investors will subscribe for up to USD$1 million of a secured convertible debenture at 8% interest (payable in stock or cash). The debenture is convertible into units at $0.60 per unit. Each unit comprises 2 common shares and 1 warrant. Each warrant is exercisable at $0.50 per share for a period of 3 years. The placement will be used for continued exploration of our properties and general working capital.

(ii)

MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000 used for the purpose of putting the Cieneguita property into production. MRT will spend 100% of the money to earn 75% of the net cash flow from production.  The agreement will limit the mining to the mineralized material that is available from surface to a depth of 15 meters or approximately 10% of the mineralized material found to date.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

5.

MINERAL PROPERTIES (Continued)

(iii)

MRT will spend up to USD $5 million to take the Cieneguita property through the feasibility stage.  In doing so, MRT will earn a 60% interest in Mexoro’s rights to the property. After the expenditure of the $5 million all costs will be shared on a ratio of 60% to MRT and 40% to Mexoro Minerals. If the Company elects not to pay its portion of costs after the $5 million has been spent, the Company’s position shall revert to a 25% carried interest on the property.

(iv)

Portions of the joint venture agreement require we obtain consent from Paramount Gold and Silver Corporation, our secured convertible debenture holder or the Company repay the debenture held by Paramount Gold and Silver Corporation. Those portions of the agreement that need consent will not be undertaken until such consent is obtained or extinguished by repayment.

(v)

The Spanish version of this agreement is the governing agreement in case of dispute between the English version and the Spanish versions.

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

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

5.

MINERAL PROPERTIES (Continued)

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

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

5.

MINERAL PROPERTIES (Continued)

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

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

6.

PROMISSORY NOTES

At February 28, 2009, the Company had $968,543 (February 29, 2008 - $1,480,702) of promissory notes outstanding, consisting of the following:

During the twelve months ended February 28, 2009, the Company converted accounts payable of $465,994 (Swiss Franc (“CHF”) 565,000) into promissory notes. The notes consist of one warrant for each CHF 5.00 of notes issued, exercisable at $1.00 each (note 11). The interest rate on the notes is 7.5% p.a. payable semi-annually. The principal and interest on the notes became due and payable on April 30, 2008. The principal and interest due as of February 28, 2009 amounts to $506,505. The Company has not repaid the promissory notes as of February 28, 2009 and is in default.

As at February 28, 2009, $462,038 of promissory notes are due to related parties and close associates that bear no interest and have no terms of repayment (see note 13).

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

As at February 28, 2009, there were $1,370,000 convertible debentures outstanding towards Paramount.

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

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

7.

 CONVERTIBLE DEBENTURES (Continued)

The value assigned to the beneficial conversion feature of the convertible debentures issued to Paramount was $416,200. The fair value of the Warrants attached to the convertible debentures as discussed above was estimated to be $423,000. The fair value was estimated at the date of the grants using the Black-Scholes option pricing model with the following weighted average assumptions:

2008
Expected volatility	71.48-110.72%
Weighted-average volatility	71.48-110.72%
Expected dividend rate	-
Expected life of warrants in years	4
Risk-free rate	2.30-3.41%

The weighted average fair value of the warrants was $0.30 per warrant, while the weighted average stock price on the dates granted was $0.50. Stock-based compensation for these warrants of $423,000 is being amortized over the one year term of the convertible debentures starting on May 9, 2008.

On January 14, 2009 the Company received notice of acceleration of three outstanding secured convertible debentures held by Paramount Gold and Silver Corp. The notice of acceleration relates to the secured convertible debenture granted by the Company to Paramount in the principal amount of $500,000 dated May 9, 2008; the secured convertible debenture granted by the Company to Paramount in the principal amount of $370,000 dated June 18, 2008; and the secured convertible debenture granted by the Company to Paramount in the principal amount of $500,000 dated July 11, 2008 as amended by an acknowledgment dated September 10, 2008 (collectively the “Debentures”). The Debentures are  secured by a security agreement from the Company in favor of Paramount dated May 9, 2008  as amended by an addendum dated June 18, 2008 and a security agreement from Sunburst de Mexico, in favor of Paramount dated June 18, 2008 (collectively, the “Security Agreements”).

The notice of acceleration asserts that the Debentures are in default because the Company has failed to cure the defaults noted in a notice of default dated December 23, 2008 within the cure period set out in the notice of default, namely:

1. The failure to include the conversion shares issuable upon conversion of the Debentures, Warrant shares issuable upon exercise of the conversion warrants and any other securities due to Paramount pursuant to the Debentures in a registration statement within 60 days of the issue date of each Debenture contrary to section 4.3 (h) of each of the Debentures; and

2. The failure to pay the entirety of the interest owed by the Company to Paramount in full on or before December 31, 2008.

The notice of acceleration is intended to serve as written notice to the Company that the entire unpaid principal balance of the Debentures, in the amount of $1,370,000, together with all accrued but unpaid interest thereon and all of Paramount’s legal fees in connection with such defaults, is immediately due and payable in full.

The Company believes that it is not in default under the terms of the Debentures, and as such, intends to vigorously defend against any legal action initiated against it by Paramount.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

7.

 CONVERTIBLE DEBENTURES (Continued)

During the year ended February 28, 2009, the Company issued 726,490 warrants to MRT under a convertible debenture agreement, where one warrant is issued for each $0.60 of convertible debentures issued (note 5). The warrants can be exercised at any time at a price of $0.50 for 3 years.

The value assigned to the beneficial conversion feature of the convertible debentures issued to MRT was $nil. The fair value of the Warrants attached to the convertible debentures as discussed above was estimated to be $57,800. The fair value was estimated at the date of the grants using the Black-Scholes option pricing model with the following weighted average assumptions:

2008
Expected volatility	103.21-104.22%
Weighted-average volatility	103.21-104.22%
Expected dividend rate	-
Weighted-average expected life of warrants in years	3
Risk-free rate	1.01-1.44%

The weighted average fair value of the warrants was $0.08 per warrant, while the weighted average stock price on the dates granted was $0.18. Stock-based compensation for these warrants of $57,800 is being amortized till December 31, 2010.

8.

LOANS PAYABLE

As at February 28, 2009 there were loans payable in the amount of $70,840, of which $63,232 is current and $7,608 is long-term. The loans are repayable in monthly installments of $3,045 including interest ranging from 9.89% to 15.6% per annum and are partially secured by specified automotive equipment.

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

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

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

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

10.

COMMON STOCK (Continued)

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

In the year ended February 29, 2008, the Company issued 1,174,000 shares of common stock on the exercise of 1,174,400 warrants where each warrant was exercisable into shares of common stock at the price of $1.00 per share. The warrants were to expire on April 30, 2008.

In the second and third quarters of the year ended February 29, 2008, the Company issued 1,000,000 shares of common stock on the exercise of 1,000,000 warrants where each warrant was exercisable into shares of common stock at the price of $0.75 per share. The warrants were to expire on December 31, 2007.

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

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

11.

STOCK COMPENSATION PROGRAM

On February 10, 2009 the board of directors approved the granting of stock options according to the 2009 Nonqualified Stock Option Plan (the “2009 Option Plan”). The 2009 Option Plan has the purpose (a) to ensure the retention of the services of existing executive personnel, key employees, and directors of the Company or its affiliates; (b) to attract and retain competent new executive personnel, key employees, consultants and directors; (c) to provide incentive to all such personnel, employees, consultants and directors to devote their utmost effort and skill to the advancement and betterment of the Company, by permitting them to participate in the ownership of the Company and thereby in the success and increased value of the Company; and (d) allowing vendors, service providers, consultants, business associates, strategic partners, and others, with or that the board of directors anticipates will have an important business relationship with the Company or its affiliates, the opportunity to participate in the ownership of the Company and thereby to have an interest in the success and increased value of the Company.

The 2009 Option Plan constitutes a single “omnibus” plan, but is composed of two parts. The first part is the nonqualified stock option plan (“NQSO Plan”) which provides grants of nonqualified stock options (“NQSOs”). The second part is the restricted shares plan (“Restricted Shares Plan”) which provides grants of restricted shares of Company common stock (“Restricted Shares”). The maximum number of shares of common stock that may be purchased under the plan is 6,000,000.

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

In the year ended February 28, 2009, the Company awarded 2,805,000 options to purchase common shares (2008 – 1,915,000) and recorded stock-based compensation expense of $603,801 (2008 - $939,741). The weighted average fair value of each option granted for the year ended February 28, 2009 was $0.33. The following weighted average assumptions were used for the Black-Scholes option-pricing model used to value stock options granted in 2009 and 2008:

	2009	2008
Expected volatility	72.15% - 103.55%	66.82% - 73.37%
Weighted-average volatility	89.39%	71.32%
Expected dividend rate	-	-
Expected life of options in years	10 years	3 – 10 years
Risk-free rate	2.90% - 3.86%	4.04% - 4.91%

There were no capitalized stock-based compensation costs at February 28, 2009 or February 29, 2008.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

11.

STOCK COMPENSATION PROGRAM (Continued)

The summary of option activity under the stock option plan as of February 28, 2009, and changes during the period then ended is presented below:

	Weighted-	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options			Term

Balance at February 29, 2008	$0.87	2,375,000	7.93	$222,500
Options granted	0.33	2,805,000	9.59
Options exercised	-	-
Options cancelled/forfeited	$0.91	(345,000)	6.90

Balance at February 28, 2009	$0.56	4,835,000	8.48	$51,517

Exercisable at February 28, 2009	$0.69	2,332,501	7.63

The weighted-average grant-date fair value of options granted during the twelve months ended February 28, 2009 and February 29, 2008 was $0.23 and $0.71, respectively.

A summary of the status of the Company’s nonvested options as of February 28, 2009, and changes during the twelve month period ended February 28, 2009, is presented below:

		Weighted-average
		grant-date
Non-vested options	Shares	fair value

Nonvested at February 29, 2008	1,065,000	$ 0.76
Granted	2,805,000	0.23
Vested	(1,210,001)	0.50
Cancelled/forfeited	(157,500)	0.77
Nonvested at February 28, 2009	2,502,499	$ 0.28

As of February 28, 2009, there was an estimated $667,767 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the NQSO Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.83 years.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

12.

WARRANTS

As at February 28, 2009, the Company had a total of 7,102,890 (2008 – 4,486,100) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 7,102,890 shares of common stock in the event that these warrants are exercised.

During the year ended February 28, 2009, the Company engaged Vastani company for providing advisory services and agreed to issue 1,000,000 warrants, 250,000 for an execution price of $0.65 vesting on signing, 250,000 for an execution price of $1.30 vesting after 90 days, 250,000 for an execution price of $2.00 vesting after 120 days and 250,000 for an execution price of $2.75 vesting after 180 days. The warrants expire on June 30, 2012. The fair value of the 750,000 warrants of $130,000 has been amortized during the year ended February 28, 2009 and was determined using the Black-Scholes option pricing model using weighted averages: 3.5 to 4 years expected life of the warrants, a volatility factor of 103.99% to 138.78%, a risk-free rate of 2.46% to 3.33% and an assumed dividend rate of 0%. The weighted average fair value of the warrants was $0.17 per warrant, while the weighted average stock price on the dates granted was $0.32. The remaining 250,000 warrants are to be amortized in the next fiscal year.

During the twelve months ended February 28, 2009, the Company received $nil from warrants exercised.

During the year ended February 29, 2008, the Company issued 113,000 warrants under a ‘Promissory Note and Warrant Purchase Agreement’, where one warrant is issued for each CHF5.00 of promissory notes issued (note 6). The warrants can be exercised at any time beginning on April 1, 2008 and prior to January 31, 2010. The fair value of the 113,000 warrants totaled $64,000 and was determined using the Black-Scholes option pricing model using weighted averages: 1.83 years expected life of the warrants, a volatility factor of 68%, a risk-free rate of 3.66% and an assumed dividend rate of 0%. The weighted average fair value of the warrant was $0.57 per warrant, while the weighted average stock price on the date granted was $1.26. Stock-based compensation for these warrants of $64,000 was amortized over the six month term of the promissory notes starting on October 17, 2007.

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

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

12.

WARRANTS (Continued)

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price
Balance, February 28, 2005	-	-

Issued	5,652,000	$1.00

Balance, February 28, 2006	5,652,000	1.00

Issued	2,640,500	1.00
Cancelled	(25,000)	1.00
Exercised	(50,000)	1.00

Balance, February 28, 2007	8,217,500	$1.00

Issued	113,000	1.00
Cancelled	-	-
Exercised	(3,844,400)	0.80
		-
Balance, February 29, 2008	4,486,100	$1.17

Issued	4,989,890	0.89
Cancelled/expired	(2,043,100)	1.00
Exercised	(330,000)	1.00

Balance, February 28, 2009	7,102,890	$1.03

As at February 28, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
100,000	$ 0.43	September 8, 2010
726,490	$ 0.50	February 29, 2012
250,000	$ 0.65	June 30, 2012
3,163,400	$ 0.75	April 2012 to August, 2013
113,000	$ 1.00	January 31, 2010
1,000,000	$ 1.25	December 31, 2009
250,000	$ 1.30	June 30, 2012
1,000,000	$ 1.50	December 31, 2009
250,000	$ 2.00	June 30, 2012
250,000	$ 2.75	June 30, 2012
7,102,890

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

13.

RELATED PARTY TRANSACTIONS

During the year ended February 28, 2009, the Company paid management fees of $146,323 (2008 - $258,701) to certain officers and directors and to companies controlled by directors. The Company paid $9,233 (2008 - $90,066) to certain officers and directors and to companies controlled by directors for travel, office and other related expenses.

The Company also paid consulting fees of $nil (2008 - $55,890) to a company owned by a former officer and director.

As at February 28, 2009, accounts payable included $10,000 (2008 - $48,000) owing to an officer and director of the Company and $79,180 (2008 - $71,426) owing to a company controlled by a director. In addition, promissory notes of $462,037 (2008 - $1,014,708) were owed to directors and companies controlled by directors (note 6).

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

14.

INCOME TAXES

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are as follows:

	2009	2008
Deferred income tax assets
Equipment	$33,500	$33,500
Net operating loss and credit carry forwards	7,825,922	4,271,900

Gross deferred tax assets	7,859,422	4,305,400
Valuation allowance	(7,859,422)	(4,305,400)
	$-	$-

As at February 28, 2009, the Company's net operating loss carry-forwards for income tax purposes were approximately $19,812,462 (2008 - $11,586,174). If not utilized, they will start to expire in 2017.

15.

SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended February 28, 2009	Year Ended February 29, 2008	Period From Inception of Development Stage (March 1, 2004) to February 28, 2009
Interest paid	$84,765	$33,131	$280,053
Common stock issued on conversion of debt	103,000	-	3,320,500
Common stock issued on settlement of notes payable	1,470,522	-	1,883,322
Shares issued for mineral property costs	-	580,000	580,000
Shares issued as bonuses	232,750	-	232,750
Shares issued for services	$262,090	$-	$352,090

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

16.

COMMITMENTS

On July 1, 2008, the Company entered into a consultancy agreement with Vastani Company (“Vastani”) for a period of 12 months, whereby Vastani will act as an advisor to the Company. The Company has agreed to pay a monthly retainer of €20,000 in restricted shares and 1,000,000 warrants to purchase shares of the Company’s common stock. The warrants include 250,000 warrants at a price of $0.65 per share vested on signing, 250,000 warrants at an execution price of $1.30 per share vesting after 90 days, 250,000 warrants at a price of $2.00 per share vesting after 120 days and 250,000 warrants at a price of $2.75 per share vesting after 180 days. The warrants expire on June 30, 2012.

On February 10, 2009, the Company entered into a consultancy agreement with Consulting for Strategic Growth 1, Ltd. for investor relation services. The Company will pay $3,000 per month in cash and $4,500 in shares of the Company’s common stock for the consultant’s services. The term of the agreement ends on August 10, 2009.

17.

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

18.

SUBSEQUENT EVENTS

(a)

Consulting Agreement

On March 3, 2009, the Company entered into a Consulting Agreement (the “Agreement”) with Dusford Overseas Investments, Ltd., a British Virgin Islands company (“Dusford”). One of the Company’s non-executive directors, Steven Sanders, is a principal of Dusford. Under the Agreement, Dusford will provide the Company with a variety of services including financial public relations, strategic planning, acquisition consulting and assistance in securing equity or debt financing. The Agreement has an initial term of 12 months beginning on the effective date of March 3, 2009, but the Company has the right to terminate the Agreement early with 30 days’ notice.

Under the terms of the Agreement, the Company will pay Dusford a signing fee of 200,000 restricted shares and a monthly fee of $10,000 (payable in shares or cash), and the Company will issue Dusford  a warrant which entitles Dusford to purchase one million shares of  the Company’s common stock at $0.40 per share for three years. The warrant vests and becomes issuable at the close of any financings introduced by Dusford in increments of 100,000 shares for every $100,000 raised.

Under the Agreement, Dusford is also entitled to be reimbursed for out of pocket expenses and a success fee in the event it successfully assists the Company in consummating a financing or an acquisition.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2009 and February 29, 2008

18.

SUBSEQUENT EVENTS (Continued)

(b)

New convertible debenture agreement

On March 19, 2009, the Company entered into an agreement with Paramount restructuring its payment terms on the three outstanding secured convertible debentures held by Paramount. Under the terms of the agreement, the Company paid Paramount $1,000,000 to cancel two debentures held by them, one issued on May 9, 2008 for $500,000 and another issued on July 11, 2009 for $500,000. The Company also amended a debenture issued to them on June 18, 2009 in the face amount of $370,000. The amount of that debenture was increased to $521,047.37 which, among other things, includes interest accrued on all three debentures to March 31, 2009. The Company is obligated to make a payment on March 31, 2009 on this debenture in the amount of $393,547.37 and the balance of $127,500 is to be re-paid on April 30,

2009. This remaining amount of $127,500 is interest free as long as the debenture remains in good standing. As part of a restructuring fee, the Company issued to Paramount 150,000 shares of common stock. As part of the agreement, Paramount has released its security interest on the Company’s Cieneguita properties. The other security as described in the original security agreement issued with the original debentures remains in place until the amended debenture has been repaid in full.

On March 19, 2009, the Company issued convertible secured debentures with a face value of $1,000,000 to four investors. The total offering for these debentures is $1,500,000. The debentures are due in 1 year and accrue interest at 15% paid quarterly in either cash or stock of the Company valued at 20% discount to the 20 day trading average on the day the payment is due. At the debenture holder’s option the debenture may be repaid with accrued interest and a 20% warrant coverage on the value of the debenture. The warrants would be exercisable for 3 years and have a strike price equal to a 20% discount to the 20 day trading average of the shares on the day of the payment. Alternatively the debenture holder can convert, at any time, their debenture into units. Each unit comprises 1 share and 1 warrant at $0.20 per unit. The warrants are exercisable at $0.30 for 3 years. The third option to the debenture holder is that they may convert their debenture, after one year, into a pro rata share of 10% of our Cieneguita project. The debenture holder is guaranteed a minimum 15% dividend for 3 years from mining operations on the property and is entitled to their pro rata share in net proceeds above the 15% dividend from the mining operation. As consideration for the debentures, the Company granted a security interest in our Cieneguita properties to these debenture holders.

(c)

Securities Purchase Agreement

On March 25, 2009, the Company entered into a securities purchase agreement with OHAG Holdings, Ltd. (“OHAG”). Pursuant to the securities purchase agreement, OHAG paid the Company $250,000 in exchange for a secured convertible debenture of $250,000 and 250,000 shares of common stock. The secured convertible debenture has a term of one year and bears interest at 15%. OHAG may elect to convert all or a portion of the secured convertible debenture into (i) up to 1,250,000 shares of the Company’s common stock and warrants to purchase 625,000 shares of common stock at $0.30 per share (each, a “Warrant”), (ii) if MRT invests in the Company by acquiring its property at Cieneguita and  the Company make the following offer, cash for any principal and interest outstanding plus Warrants equal to 20% of the value of the secured convertible debenture at 80% of the 20 day moving average of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board and (iii) up to a 10% interest in the real property known as Cieneguita located in Chihuahua, Mexico, which the Company may acquire.  MRT has agreed to purchase the secured convertible debenture from OHAG within 45 days of its issuance. The Company has agreed with OHAG that if this does not happen and OHAG does not waive such purchase, the Company will issue OHAG 2,250,000 shares of its common stock. To secure the secured convertible debenture, the Company has granted OHAG a lien on its interest in the real property known as Cieneguita located in Chihuahua, Mexico.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 6, 2007, Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”), 7th Floor, Marine Building, 355 Burrard Street, Vancouver, BC Canada V6C 2G8, resigned as the auditor for Mexoro.

The reports of Smythe Ratcliffe on the Company’s financial statements for the two fiscal years prior to resignation did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s two fiscal years prior to resignation and any subsequent interim period up to and including the date of Smythe Ratcliffe’s resignation, there have been no disagreements with Smythe Ratcliffe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Smythe Ratcliffe, would have caused them to make reference thereto in their report on the financial statements for such periods.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not designed and were not effective in providing reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified because the Company did not have sufficient personnel resources with the accounting function to affect timely financial close.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company  is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of February 28, 2009 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation along with the report from the Company’s independent registered public accounting firm, our management has concluded that, as of February 28, 2009, the Company had a material weakness in its internal control over financial reporting. Specifically, the management determined that the Company did not have sufficient personnel resources with the accounting function to affect timely financial close.

To remediate our internal control weaknesses, management intends to implement the following measures:

1.

The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

2.

The Company will hire a qualified professional for the role of chief financial officer to oversee the accounting and finance function of Mexoro.

The additional hiring is contingent upon Mexoro getting funded through equity or debt for its continued exploration activities and corporate expenses. Mexoro’s management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report..

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Tenure
Francisco Quiroz	46	President since May 17, 2008 and Director since February 2008
Manuel Flores	59	Director since November 15, 2008
Steven A. Sanders	63	Director since March 2008

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

Francisco Ramon Quiroz Luna

Mr. Quiroz has served as a director of the Company since February 20, 2008 and as President of the Company since May 2008. Prior to joining Mexoro Minerals, Mr. Quiroz worked for BHP Billiton for 17 years. In his last position with BHP he was program leader for BHP-Billiton managing all aspects of exploration business in China and prior to that he was the senior project geologist for BHP-Billiton in Australia. He has worked as an exploration geologist, project geologist, project manager and program leader on a variety of projects and mining properties in Mexico, United States, Canada, Central and South America, Australia, China, Mongolia and Kazakhstan. For over 20 years, Mr. Quiroz has overseen the design, management and execution of numerous mineral exploration programs with expertise in planning, contract negotiations, staff training, construction supervision and data interpretation.

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

Manuel Flores

Mr. Flores has 30 years’ experience managing and operating mines in several locations in Mexico. Currently, he is a General Manager for Minefinders’ Dolores mine, a gold-silver project near Chihuahua, Mexico. Mr. Flores obtained Masters in Science from Colorado School of Mines in Golden Colorado and Bachelors in Science from Universidad Autonoma de Chihuahua, Chihuahua, Mexico.

Audit Committee

As our company is relatively small and a developmental company, we have neither an audit committee of the Board of Directors nor an “audit committee financial expert”, as such term is defined under the Securities Exchange Act. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding our internal controls and procedures, including those pertaining to financial reporting. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in light of our current size and financial condition.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that during the fiscal year ended February 28, 2009, our directors, officers and 10% holders complied with the filing requirements under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth executive compensation for fiscal years ended February, 2009, 2008 and 2007. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our "named executive officers".

Summary Compensation Table

Name And Principal Position	Fiscal year Ended February	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	All Other Compensation ($)	Total ($)

Francisco Quiroz President, Director	2009 2008 2007	146,323 120,000 --	-- -- --	222,500 -- --	101,890 140,875 --	-- -- --	470,713 260,875 --

Mario Ayub Former President Former COO, Former Director	2009 2008 2007	48,000 72,000 86,850(1)	-- -- --	-- -- --	76,102 228,530	-- -- --	124,102 300,530 86,850

Robert Knight, Former CEO, Former director	2009 2008 2007	42,000 60,000 60,000	-- -- --	-- -- --	117,110 228,530 --	-- -- --	159,110 288,530 60,000

(1)

Includes $32,850 paid to MRT for rent and office services. This amount is considered to be indirect compensation to Mr. Ayub because he controls MRT. We paid $950 per month for office rent and $5,000 per month for office services on a month to month basis from March to August 2006.

Grants of Plan-Based Awards

Name	Grant Date	Number of Shares of Stock or Units	Number of Securities Underlying Options	Exercise of Base Price of Option Awards	Grant Date Fair Value of Stock and Options Awards
Francisco Quiroz	04/29/2008		200,000	$0.52	$60,881
	10/27/2008	100,000
	11/25/2008	500,000
	02/10/2009		250,000	$0.18	$41,009
	02/23/2009	400,000

Robert Knight	04/29/2008		250,000	$0.52	$76,102
	02/23/2009		250,000	$0.18	$41,009

Mario Ayub	04/29/2008		250,000	$0.52	$76,102

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Francisco Quiroz	100,000	50,000(1)	Nil	1.04	4/16/2017
	66,667	133,333(2)	Nil	0.52	4/29/2018
	41667	208,333(3)	Nil	0.18	2/10/2019

Robert Knight	200,000	Nil	Nil	0.50	2/27/2016
	166,667	83,333(4)	Nil	1.15	4/16/2017
	83,333	166,667(5)	Nil	0.52	4/29/2018
	41,667	208,333(6)	Nil	0.18	2/10/2019

Mario Ayub	200,000	Nil	Nil	0.50	2/27/2016
	166,667	83,333(7)	Nil	1.15	4/16/2017
	83,333	166,667(8)	Nil	0.52	4/29/2018

(1)

Mr. Quiroz received 150,000 options under the 2007 Nonqualified Stock Option Plan. These options vest every six months over a two and a half year period. The remaining 50,000 options vest as: 25,000 options vest on March 16, 2009 and 25,000 options vest on September 16, 2009.

(2)

Mr. Quiroz received 250,000 options under the 2008 Nonqualified Stock Option Plan. These options vest every six months over a two and a half year period. The remaining 133,333 options vest as: 33,333 options vest on April 29, 2009, 33,333 options vest on October 29, 2009, 33,333 options vest on April 29, 2010 and 33,333 options vest on October 29, 2010.

(3)

Mr. Quiroz received 250,000 options under the 2008 Nonqualified Stock Option Plan. These options vest every six months over a two and a half year period. The remaining 208,333 options vest as: 41,667 options vest on August 10, 2009, 41,667 options vest on February 10, 2009, 41,667 options vest on August 10, 2010, 41,667 options vest on February 10, 2011 and 41,667 options vest on August 10, 2011.

(4)

Mr. Knight received 250,000 options under the 2007 Nonqualified Stock Option Plan. These options vest every six months over a two and a half year period. The remaining 83,333 options vest as: 41,667 options vest on March 16, 2009 and 41,667 options vest on September 16, 2009.

(5)

Mr. Knight received 250,000 options under the 2008 Nonqualified Stock Option Plan. These options vest every six months over a two and a half year period. The remaining 166,667 options vest as: 41,667 options vest on April 29, 2009, 41,667 options vest on October 29, 2009, 41,667 options vest on April 29, 2010 and 41,667 options vest on October 29, 2010.

(6)

Mr. Knight received 250,000 options under the 2008 Nonqualified Stock Option Plan. These options vest every six months over a two and a half year period. The remaining 208,333 options vest as: 41,667 options vest on August 10, 2009, 41,667 options vest on February 10, 2009, 41,667 options vest on August 10, 2010, 41,667 options vest on February 10, 2011 and 41,667 options vest on August 10, 2011.

(7)

Mr. Ayub received 250,000 options under the 2007 Nonqualified Stock Option Plan. These options vest every six months over a two and a half year period. The remaining 83,333 options vest as: 41,667 options vest on March 16, 2009 and 41,667 options vest on September 16, 2009.

(8)

Mr. Ayub received 250,000 options under the 2008 Nonqualified Stock Option Plan. These options vest every six months over a two and a half year period. The remaining 166,667 options vest as: 41,667 options vest on April 29, 2009, 41,667 options vest on October 29, 2009, 41,667 options vest on April 29, 2010 and 41,667 options vest on October 29, 2010.

We have no written employment agreements with our officers and directors other than with one of our directors, Mr. Quiroz. Compensation was determined after discussion about expected time commitments, remuneration paid by comparable organizations and the flexibility provided to the Company by not having extended terms and other terms typical of employment agreements. We have no plans or packages providing for compensation of officers after resignation or retirement.

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

On February 10, 2009, the board of directors approved the granting of stock options according to the 2008 Option Plan. All of the options were granted and vest, pursuant to the terms of the 2008 Option Plan in six equal installments, with the first installment vesting at the date of grant, the second installment vesting August 10, 2009, the third installment vesting February 10, 2010, the fourth installment vesting August 10, 2010, the fifth installment vesting February 10, 2011 and the last installment vesting August 10, 2011.

As of February 28, 2009, the Company granted 2,805,000 options under the 2008 Option Plan.

Aggregate Option Exercises in Last Fiscal Year

None of the named executive officers exercised options during the year ended February 28, 2009.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred while attending board or committee meetings. The following table provides the compensation information for the one-year period ended February 28, 2009 for each member of the Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven A. Sanders	-	-	32,807(1)	-	-	-	32,807
Manuel Flores	-	-	32,807(2)	-	-	-	32,807

(1)

Mr. Sanders received 200,000 options under the 2008 Nonqualified Stock Option Plan. The total outstanding options granted to Mr. Sanders as of February 28, 2009 were 350,000 of which, 266,667 were yet to be vested.

(2)

Mr. Flores received 200,000 options under the 2008 Nonqualified Stock Option Plan. The total outstanding options granted to Mr. Flores as of February 28, 2009 were 550,000 of which, 312,500 were yet to be vested.

Employment Agreements

The Company entered into an employment agreement with Francisco Quiroz of calle Las Matrinas 6510, colonia Haciendas del Valle C.P. 31217, Chihuahua, Chihuahua, Mexico, dated March 1, 2007. Mr. Quiroz is hired as the Company’s president for an initial term of three years, until February 28, 2010, unless terminated earlier, with an annual salary of $132,000 and $24,000 of living out allowance paid by Sunburst Mining.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of May 31, 2009. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 34,845,493 shares outstanding on May 31, 2009, and assuming the exercise of any options, which are presently exercisable as of May 31, 2009.

Name and Address	Amount and Nature of Beneficial Owner	Percent of Class
Cede & Co. (5) PO Box 222 Bowling Green Station New York NY 10274	16,115,765	45.23%

Mario Ayub Pascual Orozco # 2117-A Chihuahua, Chih. 31310 Mexico	2,485,333(4)	6.98%

North Mining Investment Corp. Meierhofstrasse 2 FL 9490 Vaduz/Principality of Liechtenstein	1,980,000	5.56%

OHAG Holdings Ltd. 501 Madison Ave 14th Floor New York NY 10022	2,500,000	7.02%

Name and Address	Amount and Nature of Beneficial Owner	Percent of Class

Francisco Quiroz (1) Calle Las Matrinas 6510 Colonia Haciendas del Valle CP 31217 Chihuahua, Mexico	1,141,667(1)	3.20%

Manuel Flores Mision de Chinipas #6121 Campanario Chihuahua, Chih. 31238 Mexico	323,667(2)	0.91%
Steven A. Sanders (1) 431 East 20th Street New York, New York 10010	773,333(3)	2.17%

All officers and directors as a group (3 in number)	2,238,667	6.28%

(1)	Includes 1,000,000 shares owned by Mr. Quiroz. Also includes 141,667 vested options owned by Mr. Quiroz.

(2)	Includes 32,000 shares owned by Mr. Flores. Also includes 291,667 vested options, which are owned by Mr. Flores.

(3)	Includes 665,000 shares owned by Dusford Overseas Investments Ltd. of which, Mr. Sanders is a shareholder. Also includes 108,333 vested options, which are owned by Mr. Sanders.

(4)	Includes 1,952,000 shares held by MRT Investments Inc., which is controlled by Mr. Ayub. Also includes 533,333 vested options owned by Mr. Ayub.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 3, 2009, the Company entered into a Consulting Agreement (the “Agreement”) with Dusford Overseas Investments, Ltd., a British Virgin Islands company (“Dusford”). One of the Company’s non-executive directors, Steven Sanders, is a principal of Dusford. Under the Agreement, Dusford will provide the Company with a variety of services including financial public relations, strategic planning, acquisition consulting and assistance in securing equity or debt financing. The Agreement has an initial term of 12 months beginning on the effective date of March 3, 2009, but the Company has the right to terminate the Agreement early with 30 days’ notice.

Under the terms of the Agreement, the Company will pay Dusford a signing fee of 200,000 restricted shares and a monthly fee of $10,000 (payable in shares or cash), and the Company will issue Dusford  a warrant which entitles Dusford to purchase one million shares of  the Company’s common stock at $0.40 per share for three years. The warrant vests and becomes issuable at the close of any financings introduced by Dusford in increments of 100,000 shares for every $100,000 raised.

On March 25, 2009, the Company issued 200,000 warrants to Dusford pursuant to OHAG fund raising activity.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Meyler & Company LLC for the audit of the Company’s annual financial statements were $52,000 for the fiscal year ended February 28, 2009 and $40,000 for the fiscal year ended February 29, 2008. The aggregate fees billed by Meyler & Company LLC for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $31,800 during the year ended February 28, 2009 and $7,500 during the year ended February 29, 2008.

Audit-Related Fees

The aggregate fees billed by Meyler & Company LLC for assurance and related services that were related to its audit or review of the Company's financial statements were $2,628 and zero during the fiscal years ending February 28, 2009 or February 29, 2008.

Tax Fees

The aggregate fees billed by Meyler & Company LLC for tax compliance, advice and planning were $nil for the fiscal year ended February 28, 2009 and $nil for the fiscal year ended February 29, 2008.

All Other Fees

Meyler & Company LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended February 28, 2009 and February 29, 2008.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed in reference:

10.1           Compensatory arrangements of certain directors (herein incorporated by reference from our current report on Form 8-K dated November 17, 2008 filed with the Securities and Exchange commission on November 18, 2008).

10.2

     Entry into a material definitive agreement for development of Cieneguita project with Minera Rio Tinto (herein incorporated by reference from our current report on Form 8-K dated February 17, 2009 filed with the Securities and Exchange Commission on February 18, 2009).

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

MEXORO MINERALS LTD.

By: /s/ Barry Quiroz

Barry Quiroz, President, COO and Director

Date: June 12, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Barry Quiroz

Barry Quiroz, President, Acting Principal Executive Officer,

Acting Principal Financial Officer and Director

Date: June 12, 2009