Form 10-Q/A
period 2008-11-30
MEXORO MINERALS LTD
filed 2009-07-07
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q/A

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

Yes __ No X

EXPLANATORY NOTE

This Amendment  on Form 10-Q/A to our quarterly report on Form 10-Q for the quarterly period ended November 30, 2008, initially filed with the Securities and Exchange Commission (“SEC”) on January 20, 2009 (the “Original Filing”), is being filed primarily to amend certain information included in Item 1 – Financial Statements and in Item 2 – Management’s Discussion and Analysis or Plan of Operations.

This Amendment on Form 10-Q/A does not update other items or disclosures in the Original Filing. This Amendment Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Consolidated Statements of Operations and Deficit

(Unaudited) (Expressed in U.S. Dollars)

					Period from
					Inception of
	Three Months Ended		Nine Months Ended		Exploration
	November 30,	November 30,	November 30,	November 30,	To November 30,
	2008	2007	2008	2007	2008

EXPENSES
General and administrative	$824,492	$1,160,114	$2,095,415	$4,125,614	$12,151,906
Mineral exploration (note 5)	1,200,176	714,283	3,955,061	1,946,918	7,725,239
Impairment of mineral properties	-	580,000	-	580,000	16,145,422

Operating loss	(2,024,668)	(2,454,397)	(6,050,476)	(6,652,532)	(36,022,567)
Other income (expenses)
Foreign exchange	(163,972)	(7,249)	(134,857)	(4,311)	(133,500)
Interest expense	(104,518)	(28,796)	(341,496)	(31,925)	(4,339,217)
Loss on sale of assets	229	-	(4,179)	-	(4,179)
Gain on settlement of debt	-	-	-	-	140,444

NET LOSS	(2,292,929)	(2,490,442)	(6,531,008)	(6,688,768)	(40,359,019)
Accumulated deficit, beginning	(38,066,090)	(29,929,733)	(33,828,011)	(25,731,407)	-
Accumulated deficit, ending	$(40,359,019)	$(32,420,175)	$(40,359,019)	$(32,420,175)	$(40,359,019)

OTHER COMPREHENSIVE INCOME
Foreign exchange gain (loss) on translation	422,960	(12,448)	398,940	(1,402)	388,592

Total comprehensive loss	$(1,869,969)	$(2,502,890)	$(6,132,068)	$(6,690,170)	$(39,970,427)

Total loss per share – basic and diluted	$(0.08)	$(0.10)	$(0.24)	$(0.30)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK – BASIC AND DILUTED	29,203,010	23,935,659	27,354,464	22,484,877	-

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flow

(Unaudited) (Expressed in U.S. Dollars)

			Period from
	Nine Months Ended		Inception of
	November 30,	November 30,	Exploration
	2008	2007	to November 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,531,008)	$(6,688,769)	$(40,359,019)
Write off of note receivable	-	-	57,500
Impairment of mineral property costs for stock	-	580,000	13,645,000
Issuance of shares for consulting services	-	-	90,000
Depreciation	62,881	47,827	167,120
Discount on convertible debenture	64,133	-	239,133
Non-cash component of gain on settlement of debt	-	-	(182,259)
Stock-based compensation	563,144	2,303,981	7,806,940
Beneficial conversion feature	198,860	-	3,916,360
Changes in non-cash working capital items:
Prepaid expense	4,273	11,293	(90,962)
Accounts receivable	(107,638)	(121,643)	(368,983)
Customer deposits	-	-	(44,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	2,800,900	1,087,507	4,227,256
CASH USED IN OPERATING ACTIVITIES	(2,944,455)	(2,779,803)	(10,787,386)
INVESTING ACTIVITIES
Purchase of property and equipment	(12,810)	(44,011)	(561,110)
CASH USED IN INVESTING ACTIVITIES	(12,810)	(44,011)	(561,110)
FINANCING ACTIVITIES
Proceeds from loans payable	13,119	39,404	195,573
Proceeds from notes payable	2,406,180	518,392	4,050,182
Proceeds from convertible debentures	1,370,000	-	5,062,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	3,094,377	3,144,377
Repayment of loans payable	(61,135)	-	(147,594)
Repayment of notes payable	(900,281)	-	(1,260,281)
Repayment of convertible debentures	-	-	(530,000)
Stock subscriptions	15,000	25,000	185,000
Issuance of common stock	179,885	-	656,994
Cash provided by financing activities	3,022,768	3,677,173	11,434,751
Net change in cash	65,503	853,359	86,255
Effect of foreign currency translation on cash	(73,630)	(7,113)	(103,512)
Cash and cash equivalents, beginning	12,947	13,148	22,077
CASH AND CASH EQUIVALENTS, ENDING	$4,820	$859,394	$4,820
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$36,034	$-	$231,321
Common stock issued on conversion of debt	878,000	-	4,095,500
Common stock issued on settlement of notes payable	2,936,028	-	3,348,828
Common stock issued for mineral property costs	-	500,000	500,000
Common stock issued for management bonuses	650,000	-	650,000
Shares issued for services	67,424	-	157,424

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

The value assigned to the beneficial conversion feature of the convertible debentures issued to Paramount was $64,133. The fair value of the Warrants attached to the convertible debentures as discussed above was estimated to be $423,000. The fair value was estimated at the date of the grants using the Black-Scholes option pricing model with the following weighted average assumptions:

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

11.

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

There is no intrinsic value associated with the outstanding and exercisable options at Novemeber 30, 2008 as the the exercise prices of the options exceed the market value of the underlying stock at November 30, 2008.

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

Name	Date	Payment Type	USD

Guazapares Property[1]	August 2008	Property payment	$110,000

Sahuayacan Property[2]	October 2008 to July 2011	Property payments	$170,000

Encino Gordo Property[3]	December 2008 to December 2009	Property payment	$200,000

San Antonio (Guazapares)	January 2009	Property payment	$50,000

Sahuayacan Property (La Maravilla)	January 2009	Property payment	$34,000

Segundo Santo Nino (Sahuayacan)	February 2009 and July 2009	Property payment	$50,000

Cieneguita Property	May 2009	Property payment	$120,000

San Francisco (Guazapares)	June 2009	Property payment	$250,000

Guazapares Property	August 2009	Property payment	$500,000

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

2 All Sahuayacan payments due by September 30, 2008 have been made. The Company has not made the payments due for November 2008 and December 2008. The Company is in default and is negotiating the terms of payment with Minera Emilio, SA de CV.

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

With the contemplated joint venture with MRT, we do plan to put the Cieneguita project into production in the second or third quarter of 2009 but we will not be using the heap leach process as originally contemplated.  We still plan to use the equipment as part of the new mining process designed in the joint venture agreement. Though the mining equipment will be contributed to the joint venture company (assuming it is finalized, but for which no assurance can be given) to be used in the mining process, at the end of the joint venture the mining equipment will revert back to us. If the joint venture agreement with MRT is not finalized then it is managements’ plan to try and sell the equipment that we have purchased. At this time, we have no estimates on what the equipment will be worth in the secondary market. If we are unable to sell it, we may lose all of our capital investment. No assurances can be given that we will be able to sell the equipment at a price to recover our original investment, or at all.

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

·

For holes GU-01 to GU-03, Au Eq. was calculated using a factor = 56.32 (gold and silver prices on 20-26 October 2007). Gold equivalent is based upon metal prices of US$757 oz Au and US$13.44 oz Ag in terms of those prices 1 g/t Au = 56.32 g/t Ag ($757/$13.44)

·

For holes GU-04, GU-08 and GU-10 to GU-16, Au Eq. was calculated using a factor = 53.33 (gold and silver prices on 18-20 January 2008). Gold equivalent is based upon metal prices of US$800 oz Au and US$15 oz Ag in terms of those prices 1 g/t Au = 53.33 g/t Ag ($800/$15)

·

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

·

Mineralized-shoots developed along the extensive San Antonio vein system.

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

During the fiscal year 2008, we continued with our exploration program and also incurred corporate administrative expenses but were unable to raise sufficient funds to pay many of our suppliers. Our accounts payable and accrued liabilities increased from $655,677 in 2007 to $$2,686,271 in 2008. Of the $2,686,271 accounts payable and accrued liabilities as of November 30, 2008, $1,846,632 related to exploration expenses.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not designed and were not effective in providing reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified because the Company did not have sufficient personnel resources within the accounting function to affect timely financial close

Changes in Internal Control over Financial Reporting

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

In November 2007, the British Columbia Securities Commission (“BCSC”) placed a cease trade order (“CTO”) on the Company in the Province of British Columbia, Canada affecting residents of British Columbia. This CTO was rescinded on February 20, 2008 as the Company filed the required documents in British Columbia. On February 20, 2008, the BCSC issued a second CTO requiring the Company to file a technical report in British Columbia on its Mexican properties. This CTO was rescinded on August 21, 2008, as the Company filed the required documents in British Columbia.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Name	# of Shares	# of Warrants Issued **	Dated	Price per Share	Amount USD$	Notes
Consuelo Munoz Terrazas	375,000	187,500	09/17/2008	$0.40	$150,000	(1) (9)
Alvaro Madero Munoz	25,000	12,500	09/17/2008	$0.40	$10,000	(1) (9)
Cecilia Madero Munoz	25,000	12,500	09/17/2008	$0.40	$10,000	(1) (9)
Haywood Securities	-	100,000	09/22/2008	-	Warrants issued	(4) (9)
Genesis Gold Ltd.	671,028	335,514	09/25/2008	$0.50	Stock issued for debt	(2) (9)
North Mining Investment Corp.	1,000,000	500,000	09/25/2008	$0.50	Stock issued for debt	(3) (9)

Haywood Securities	107,000	-	09/26/2008	$0.40	Stock issued for services	(4) (9)
74305 Alberta Ltd.	9,886	4,943	10/15/2008	$0.50	$4,943.00	(5) (9)
Barry Quiroz *	100,000	-	10/27/2008	$0.20	$20,000	(6) (9)
Vastani Company (a)	415,000	-	10/27/2008	$0.37	Stock issued for services	(7) (9)

Juan Miranda *	50,000	-	11/25/2008	$0.205	$10,250	(8) (9)

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

By: /s/ Barry Quiroz,

Mario Ayub, President, COO and Director

Date: July 7, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Barry Quiroz,

Mario Ayub, President, Acting Principal Executive Officer,

Acting Principal Financial Officer and Director

Date: July 7, 2009