Form 10-K/A
period 2008-02-29
MEXORO MINERALS LTD
filed 2009-07-08
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 29, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

MEXORO MINERALS LTD.

 (Exact name of registrant as specified in its charter)

Colorado	0-23561	84-1431797
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
C. General Retana #706 Col. San Felipe Chihuahua, Chih. Mexico
(Address of principal executive offices)
Registrant’s telephone number, including area code: (800) 661-7830

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:    Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [] Yes [X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[  ]Yes   [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $10,028,676 as of May 1, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: outstanding shares: 26,749,502 as of May 12, 2008; outstanding warrants: 2,632,500 as of May 12, 2008; outstanding options: 3,725,000 of which 1,862,250 have vested as of May 12, 2008. Total number of fully diluted shares at May 12, 2008: 33,107,002.

EXPLANATORY NOTE

Mexoro Minerals, Ltd. is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008, which was filed with the Securities and Exchange Commission on June 23, 2008 (the "Original Filing"), to amend certain information primarily relating to Item 6 – Management’s Discussion and Analysis or Plan of Operation, and Item 7 - Financial Statements and Exhibits.

This Amendment No. 1 on Form 10-K/A does not update other items or disclosures in the Original Filing. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

Rock types associated with epithermal deposits include a subaerial andesite-dacite-rhyodacite pyroclastics & flows as well as their subvolcanic intrusive equivalents. It is also thought that permeable intervolcanic sedimentary rocks can act as sites of mineralization. The country rock surrounding epithermal veins is commonly extensively altered even though the vein walls may be sharply defined. It is also not uncommon to find large, highly colored supergene gossans covering epithermal mineralization.

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

A total of 51 diamond drill holes (6,700 meters) drilled by Cominco defined an auriferous zone approximately 1,000 meters long by 200 meters wide. Within the zone, two mineralized structures were drilled during an exploration program in 1981 and 1982. Later, two drilling programs were performed by Glamis: 135 holes were drilled during 1994 and 62 holes were drilled during 1997. Both programs confirmed the delineation of the two mineralized bodies. We have posted these reports from Cominco and Glamis on our website at www.mexoro.com. The continuing exploration conducted by the Company will focus on further delineating the oxide and mixed mineralization rock structures.

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

Gold grades in the drilling were intersected by drillholes CI-02, CI-05, CI-06 CI-08, CI-09, and CI-10 as follows:

Drill Hole Number	Depth of Intersection in Meters	True Width of Intersection	Mineralized Values – Grams per Tonne
Drillhole CI-02	from 97.50 to 102.50 meters	5 meters	6.13 g/t Au
Drillhole CI-05	40.90 to 45.0 meters 62.90 to 67.50 meters 118 to 124 meters 147.50 to 152 meters 156.50 to 162.50 meters	4.10 meters 4.60 meters 6.00 meters 4.50 meters 6.00 meters	2.75 g/t Au 2.89 g/t Au 1.16 g/t Au, 56.1 g/t Ag, 0.44% Pb and 0.76% Zn 0.69 g/t Au, 183.56 g/t Ag, 0.39% Pb and 1.23% Zn 0.62 g/t Au, 81.35 g/t Ag, 1.92% Pb and 3.55% Zn
Drillhole CI-06	0 to 11.7 meters	11.70 meters	2.58 g/t Au
Drill hole CI-08	8.40 to 12.20 meters 52.70 to 60.20 meters)	3.80 meters 7.50 meters	1.39 g/t Au and 149.9 g/t Ag with 0.43 g/t Au, 105.58 g/t Ag, 0.40%Pb and 0.64% Zn Including: 1.50 meters with 0.54 g/t Au, 171 g/t Ag, 0.72% Pb and 1.49% Zn
Drill hole CI-09	8.40 to 12.20 meters 52.70 to 60.20 meters	3.80 meters 7.50 meters	1.39 g/t Au and 149.9 g/t Ag with 0.43 g/t Au, 105.58 g/t Ag, 0.40%Pb and 0.64% Zn Including: 1.50 meters with 0.54 g/t Au, 171 g/t Ag, 0.72% Pb and 1.49% Zn
Drill hole CI-10	0.0 to 6.00 meters 74.50 to 94.0 meters 95.50 to 100.0 meters 109.0 to 118.0 meters	6.0 meters 19.50 meters 4.50 meters 9.0 meters

1.19 g/t Au and 27.7 g/t Ag

0.73 g/t Au, 57.56 g/t Ag, 0.73% Pb & 1.03% Zn

Including: 3 meters with 0.81 g/t Au, 96.55 g/t Ag, 1.28% Pb and 2.47% Zn

1.34 g/t Au, 140.90 g/t Ag, 0.09% Pb and 0.13% Zn

with 0.26 g/t Au, 277.88 g/t Ag, 0.26% Pb and 0.42% Zn

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

Mesothermal gold deposits can be hosted in a wide variety of lithologies. These deposits often show relationships with regional scale strike slip faults (Olsen et al., 1994). Analysis of fluid inclusions from samples of quartz veins give average temperatures of more than 250 degrees Celsius. These veins are podiform, sheared, and concordant with enclosing schists of a transitional greenschist-amphibolite grade. Gold mineralization is best associated with faults that show evidence of deformation that is transitional between ductile to brittle and associated with greenschist to amphibolite facies metamorphism (Olsen et al., 1994). Mesothermal gold deposits are found in the proximity of major regional fault and fracture systems and most often hosted in secondary or tertiary structures related to the regional scale structures. The gold is deposited from hydrothermal fluids which originated deep in the earths crust with temperatures of 250 to 400 degrees Celsius. The fault and fracture zones act as permeable conduits for the fluids to migrate. Gold is carried in solution until the fluid reaches a point where either there is a chemical reaction with the country rock or changes in temperature and/or pressure cause the gold to precipitate. The gold and associated metals precipitates out of solution along with quartz vein material. Mesothermal type deposits can be recognized by the fact that the host rocks show the affects of the fault/fracture origins. Structural evidence such as folds in bedding or pinches, swells, and pods in quartz veins is characteristic of ductile deformation and can be often found in at mineralized mesothermal quartz veins. Mesothermal quartz carbonate veins typically include pyrite and arsenopyrite with the gold. Gold can be pure, and be found as free grains or grains intergrown with sulphide minerals. The gold can also occur within the crystal lattice of arsenopyrite or as electrum, a gold mineral containing between 20 to 80 percent silver. Mineralized mesothermal quartz carbonate veins are characterized by iron rich hydrothermal carbonate alteration assemblages which are pervasive with respect to the host rock.

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

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. PROPERTIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Special Note of Caution Regarding Forward Looking Statements

Certain statements in this Form 10-K/A, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements", which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects "and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-K/A and in the Company's other filings with the SEC. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

Name	Date	Payment Type	USD

Encino Gordo Property	December 31, 2008	Property payment	$75,000

San Francisco	June 2008	Property payment	$40,000

Sahauyacan Property	July 2008	Property payment	$33,000

Sahauyacan Property	August 2008	Property payments	$180,000

Guazapares Property[1]	August 31, 2008	Property payment	$110,000

Cieneguita Property[2]	May 2008	Property payment	$60,000

San Antonio	January 2009	Property payment	$50,000

1 All Guazapares payments due by December 31, 2007 have been deferred, until in the opinion of the directors of Mexoro, Sunburst de Mexico and Mexoro have sufficient funds to make the payments. This includes deferred payments of $60,000 in August 2006 and $140,000 in August 2007.

2 The Cieneguita property payment of $120,000 was due in May 2008, of which, Mexoro paid $60,000. The balance of $60,000 was due and outstanding at the date of this report.

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

We are not involved in any research and development on our exploration properties. We have no known reserves on the Cieneguita Property, but in anticipation of favorable results, we had planned to put the property into production, subject to the availability of funding and some additional exploration currently being completed. In anticipation of putting the property into production, we purchased approximately $250,000 worth of new and used mining equipment to be used for heap leach production. We had contemplated putting the Cieneguita Property in production during 2008 but recent positive exploration results have put the production schedule on hold. The mineralized material that has been defined by the extensive drilling appears to suggest that the mineralized material is far larger than originally contemplated.  Therefore, Management wants to ensure, based on the new exploration results, that the mine design contemplated will be suitable for the expanded size of the mineralized material. We also anticipate building a processing plant in the city of Chihuahua and we have the necessary permits in place to construct such a plant.

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

Such expenditures are dependent upon the size of the mineralized body, the grade of the mineralization and the type of mining that is required to extract any minerals that may be found. Regardless, we do not have enough capital available to us to make any such expenditure that would be required to put any mineral property into production, and we therefore would have to raise the additional capital or, if possible, enter into a joint venture for the production phase. If we were to form a joint venture, we cannot assess what our final position in the project would be. We do not have any sources of capital available to us at this time to fund such a project if one should be discovered.

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

Drill Hole	Depth of Intersection	True Width of Intersection	Mineralized Grade – grams per tonne
Drillhole SDH-01 collared on the Santo Niño vein	from 65.00 to 72.50 meters from 96.50 to 104.5 meters	7.50 meters 8.0 meters	2.56 g/t Au 2.98 g/t Au
Drillhole SDH-05 collared on La Cumbre	from 0 to 4.5 meters	4.5 meters	1.77 g/t Au
Drillhole SDH-12 drilled to test the Santa Teresa vein	from 74.50 to 82.00 meters	7.5 meters	56.01 g/t Au and 283.22 g/t Ag

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

The GU-01, GU-02 and GU-03 holes have been focused on extending zones of high-grade mineralization encountered in the San Antonio adit where a new gold zone in the underground samples returned grades of 37 g/t gold and 1,000 g/t silver over two meters. The highest grades occurred within vein-breccias, quartz veins and quartz stockworked veins exhibiting multiple pulses of hydrothermal activity. Analysis of the mineralization and alteration assemblages, structural setting and geochemistry of the San Antonio target area indicates that the high gold values tend to cluster in two main mineralization styles:

1.	Mineralized rock-shoots developed along the extensive San Antonio vein system.
2.	Large and structurally controlled breccia bodies or structural zones developed in the intersections of mainly NW and NE trending faults and structures.

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

Drillhole GU-04

Sample	From	To	Width	True	Au	Ag
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)
25498	0	1.5	1.5	1.0575	0.023	104
25499	1.5	2.5	1	0.705	0.029	29.9
25500	2.5	3.65	1.15	0.81075	0.046	128
25501	3.65	4.95	1.3	0.9165	0.156	79.1
25502	4.95	6.45	1.5	1.0575	0.39	137
25503	6.45	7.95	1.5	1.0575	0.093	61.3
25504	7.95	9.45	1.5	1.0575	0.049	15.9
25505	9.45	10.55	1.1	0.7755	0.056	47.2
25506	10.55	12.05	1.5	1.0575	0.148	387
25507	12.05	13.55	1.5	1.0575	0.23	103
25529	35.5	36.7	1.2	0.85	0.026	65.5

San Francisco Centro Target

The San Francisco Centro target is characterized by quartz veins, veins/breccias and quartz veins stockworked areas exhibiting multiple pulses of hydrothermal activity. Mineralization in San Francisco Este tends to cluster in mineralized shoots developed primarily in the intersection of main structures. Drillholes GU-08 to GU-13 were planned to test the east-west mineralized structure identified during the mapping and sampling process in the central part of the concessions. All drillholes intersected mineralization from surface down to 100 meters depth. Drillhole GU-10 intersected 13.75 meters with 2.75 g/t AU Eq. and 22.98 meters with 2.80 g/t Au Eq. from 8.15 meters down to 85 meters depth. Drillhole GU-13 intercepted 9.0 meters with 3.63 g/t Au Eq. and 4.50 meters with 1.56 g/t Au Eq.

Drillhole GU-08

Sample	From	To	Width	True	Au	Ag
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)
66.5	68	26003	1.5	1.0575	0.105	52.8
68	69.1	26004	1.1	0.7755	0.087	93.6
69.1	70.2	26005	1.1	0.7755	0.076	62.1
70.2	71.7	26006	1.5	1.0575	0.104	105
71.7	73.2	26007	1.5	1.0575	0.093	70.9
73.2	74.7	26008	1.5	1.0575	0.307	112
122.25	123.75	26042	1.5	1.0575	0.099	51

Drillhole GU-10

Sample	From	To	Width	True	Au	Ag
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)
26129	9.65	11.15	1.50	1.15	0.173	124
26140	24.55	26.05	1.50	1.15	0.103	42.7
26141	26.05	27.55	1.50	1.15	0.313	49.1
26142	27.55	28.90	1.35	1.03	0.049	24.7
26143	28.90	30.40	1.50	1.15	0.106	26.7
26144	30.40	31.90	1.50	1.15	0.137	34.9
26145	31.90	33.40	1.50	1.15	0.079	35.4
26146	33.40	35.00	1.60	1.23	0.37	184
26147	35.00	36.50	1.50	1.15	0.205	311
26148	36.50	38.00	1.50	1.15	0.347	311
26149	38.00	39.50	1.50	1.15	0.223	276
26151	39.50	41.00	1.50	1.15	0.296	297
26152	41.00	42.50	1.50	1.15	0.035	49.1
26161	54.50	56.00	1.50	1.15	0.125	90
26163	56.00	57.50	1.50	1.15	0.884	604
26164	57.50	59.00	1.50	1.15	0.315	319
26165	59.00	60.50	1.50	1.15	0.206	133
26166	60.50	62.00	1.50	1.15	0.044	25.6
26167	62.00	63.50	1.50	1.15	2.07	810
26168	63.50	65.00	1.50	1.15	0.063	112
26169	65.00	66.50	1.50	1.15	0.04	31.7
26170	66.50	68.00	1.50	1.15	0.032	35.7
26171	68.00	69.50	1.50	1.15	0.052	45.2
26172	69.50	71.00	1.50	1.15	0.093	67.9
26173	71.00	72.50	1.50	1.15	0.025	39.7
26174	72.50	74.00	1.50	1.15	0.027	15
26176	74.00	75.50	1.50	1.15	0.079	55.3
26177	75.50	77.00	1.50	1.15	0.02	23.3
26178	77.00	78.50	1.50	1.15	0.026	55.9
26179	78.50	80.00	1.50	1.15	0.07	46.5
26180	80.00	81.50	1.50	1.15	0.101	53.9
26181	81.50	83.00	1.50	1.15	0.085	40.3
26182	83.00	84.50	1.50	1.15	0.133	145

Drillhole GU-11

Sample	From	To	Width	True	Au	Ag
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)
26241	12.25	13.75	1.5	1.227	0.18	139
26242	13.75	15.25	1.5	1.227	0.152	112
26243	15.25	16.75	1.5	1.227	0.112	89.1
26244	16.75	18.25	1.5	1.227	0.257	91.5
26245	18.25	19.75	1.5	1.227	0.158	311
26246	19.75	21.25	1.5	1.227	0.067	211
26247	21.25	22.75	1.5	1.227	0.097	280
26248	22.75	24.25	1.5	1.227	0.034	186
26249	24.25	25.75	1.5	1.227	0.043	93
26251	25.75	27.25	1.5	1.227	0.15	109
26252	27.25	28.1	0.85	0.69	0.027	50.6
26253	28.1	29.6	1.5	1.227	0.112	98.7

26254	29.6	31.1	1.5	1.227	0.037	93
26255	31.1	32.6	1.5	1.227	0.016	61.2
26256	32.6	34.1	1.5	1.227	0.063	62.2
26267	47.6	49.1	1.5	1.227	0.039	46.2
26268	49.1	50.6	1.5	1.227	0.018	58.8
26269	50.6	52.1	1.5	1.227	0.021	25.6
26270	52.1	53.6	1.5	1.227	0.023	62.5

Drillhole GU-12

Sample	From	To	Width	True	Au	Ag
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)
26363	30.7	32.2	1.5	1.149	0.026	70.2
26378	51.7	53.2	1.5	1.149	0.056	33.1
26379	53.2	54.7	1.5	1.149	0.104	30.8
26389	66.7	68.2	1.5	1.149	0.618	4
26390	68.2	69.7	1.5	1.149	0.452	99
26391	69.7	71.2	1.5	1.149	0.228	7.2
26392	71.2	72.7	1.5	1.149	0.857	31.7
26413	99.7	101.2	1.5	1.149	0.19	23.8
26414	101.2	102.7	1.5	1.149	0.443	21.3

Drillhole GU-13

Sample	From	To	Width	True	Au	Ag
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)
26421	0	2	2	1	0.112	38.2
26422	2	4	2	1	0.237	211
26423	4	6	2	1	0.065	258
26424	6	7.5	1.5	0.75	0.055	782
26426	7.5	9	1.5	0.75	0.11	53.4
26427	9	10.5	1.5	0.75	1.18	54.7
26428	10.5	12	1.5	0.75	0.74	165
26429	12	13.5	1.5	0.75	0.151	86.5
26430	13.5	15	1.5	0.75	0.237	156
26431	15	16.5	1.5	0.75	0.116	52.2
26432	16.5	18	1.5	0.75	0.198	106
26444	33	34.5	1.5	0.75	0.125	47.9
26445	34.5	36	1.5	0.75	0.376	22
26446	36	37.5	1.5	0.75	1.915	40.9
26447	37.5	39	1.5	0.75	0.12	121
26448	39	40.5	1.5	0.75	0.263	55.9
26449	40.5	42	1.5	0.75	0.15	56.6

El Cantilito Target

El Cantilito is a mineralized zone produced mainly along northeast vein-structures where mineralization tends to cluster in mineralized shoots and mineralized stockworks developed in structural jogs and/mineralized intersection of main structures. Drillholes GU-14 to GU-16 and GU-19 were designed to test the outcropping mineralized structures. Drillholes GU-15 and

GU-16 were collared in the west margin of the known limit of the mineralized structure and have opened up the exploration further west along El Cantilito structures. Drillhole GU-15 was stopped at 168 meters depth still in mineralization intersected 17.06 meters with 1.26 g/t Au Eq. including 1.30 meters with 6.10 g/t Au Eq. Drillhole GU-16 intercepted 18.92 meters with 4.33 g/t Au Eq. including 7.74 meters with 9.10 g/t Au Eq. The assay results from GU-19 are still pending.

Drillhole GU-14

Sample	From	To	Width	True	Au	Ag
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)
26501	17	18.5	1.5	1.059	0.136	116
26502	18.5	20	1.5	1.059	0.091	92
26503	20	21.5	1.5	1.059	0.107	8.9
26504	21.5	23	1.5	1.059	0.013	51.4
26505	23	24.5	1.5	1.059	0.036	48.8
26506	24.5	26	1.5	1.059	0.031	45.3
26507	26	27.5	1.5	1.059	0.039	10.1
26508	27.5	29	1.5	1.059	0.078	43.5
26509	29	30.5	1.5	1.059	0.051	10.4
26510	30.5	32	1.5	1.059	0.039	33.5
26511	32	33.5	1.5	1.059	0.196	89.8
26513	33.5	35	1.5	1.059	0.094	28.1
26514	35	36.5	1.5	1.059	0.095	8.6
26515	36.5	38	1.5	1.059	0.21	17.5
26516	38	39.5	1.5	1.059	0.159	35.3
26517	39.5	41	1.5	1.059	0.465	23.3
26518	41	42.5	1.5	1.059	0.193	46.3
26519	42.5	43.65	1.15	0.8119	1.475	339
26520	43.65	45.1	1.45	1.0237	0.216	65.2

26536	71.6	73.6	2	1.412	3.12	19.7

 Drillhole GU-15

Sample	From	To	Width	True	Au	Ag
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)
26581	52	53	1	0.866	0.568	7
26582	53	54.9	1.9	1.6454	0.741	9.9

26938	148.3	149.8	1.5	1.299	4.86	66.4
26939	149.8	151.3	1.5	1.299	0.467	20.3
26940	151.3	152.8	1.5	1.299	0.141	2.6
26941	152.8	154.3	1.5	1.299	0.601	25.5
26942	154.3	155.8	1.5	1.299	0.582	22.1
26943	155.8	157.2	1.4	1.2124	0.891	35.4
26944	157.2	158.45	1.25	1.0825	0.368	9.7
26945	158.45	160	1.55	1.3423	0.282	10.2
26946	160	161.5	1.5	1.299	0.341	17.2
26947	161.5	163	1.5	1.299	0.693	22.7
26948	163	164.5	1.5	1.299	0.296	9.5
26949	164.5	166	1.5	1.299	0.317	17.7
26951	166	168	2	1.732	1.47	11.4

Drillhole GU-16

Sample	From	To	Width	True	Au	Ag
ID	(m)	(m)	(m)	Width	(g/t)	(g/t)
26960	12.00	13.50	1.50	0.86	1.115	86.1
26961	13.50	15.00	1.50	0.86	0.534	84.2
26962	15.00	16.50	1.50	0.86	0.71	76.4
26964	16.50	18.00	1.50	0.86	44.9	660
26965	18.00	19.50	1.50	0.86	1.55	113
26966	19.50	21.00	1.50	0.86	0.428	152
26967	21.00	22.50	1.50	0.86	0.455	72.3
26968	22.50	24.00	1.50	0.86	1.33	119
26969	24.00	25.50	1.50	0.86	2.2	171
26970	25.50	27.00	1.50	0.86	0.005	12.3
26971	27.00	28.50	1.50	0.86	0.183	13.1
26972	28.50	30.00	1.50	0.86	0.243	79.8
26973	30.00	31.50	1.50	0.86	0.243	59.4
26974	31.50	33.00	1.50	0.86	0.425	59.2
26976	33.00	34.50	1.50	0.86	0.185	46.5
26977	34.50	36.00	1.50	0.86	0.247	23.9
26978	36.00	37.50	1.50	0.86	0.274	31.1
26979	37.50	39.00	1.50	0.86	0.235	34.3
26980	39.00	40.50	1.50	0.86	1.2	23.2
26981	40.50	42.00	1.50	0.86	0.56	38
26982	42.00	43.50	1.50	0.86	0.256	21.7
26983	43.50	45.00	1.50	0.86	0.348	34.8
27013	96.00	98.00	2.00	1.15	0.331	69.7
27014	98.00	100.00	2.00	1.15	0.521	68.8

Highlights of the mineralized drill intercepts are presented below:

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

Field evidence and drilling results have confirmed that Cieneguita is a system composed by an oxide-mixed mineralized rock varying in thickness from five to 20 meters and a sulfide zone exhibiting mineralization at 250 meters depth. Gold mineralization at Cieneguita occurs mainly as disseminated and minor proportion structurally-controlled. Mineralization is hosted by breccias and tuffs varying in composition from rhyolite to dacite. The main mineralized and altered zones have been developed to the northwest (PIT-1 area) and southeast (PIT-2 area). These mineralized zones consist mainly of acid-sulphate alteration, including quartz-alunite assemblages exhibiting small and localized areas with residual or vuggy silica. Cieneguita is interpreted to represent a high-sulphidation gold-silver system.

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

The following exploration program has been planned for each of the projects:

Sahuayacan

Surface mapping and drilling results are suggesting that the high gold values tend to cluster at certain areas along the Santo Niño and the Santa Teresa vein structures with intervening areas of low gold grades. A more disseminated deposit seems to be present at the La Cumbre area. The cluster of gold values indicate the development of mineralized rock shoots within the extensive Sahuayacan system as evidenced by the intercepts from the SDH-1 in the Santo Niño vein and the SDH-12 along the Santa Teresa vein.

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

730000 mE
731000 mE
3114000 m N
Cumbre
SDH-1
Santo Niño
Open potential along these structures between Santa Teresa and La Cumbre
Santa Teresa
SDH-12
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

Guazapares

The mineralization systems encountered in the Guazapares project are essentially of two types: a silver-dominated system at San Francisco Este, San Francisco Centro, and El Cantilito which exhibits localized areas of high-grade gold mineralization; whereas at San Antonio the system is dominated by gold mineralization. Surface mapping and drilling results are suggesting that the high-grade mineralization tends to cluster at certain areas along the mineralized veins with intervening areas of low-grade mineralization. The cluster of high-grade mineralization is suggesting the development of mineralized rock-shoots as evidenced by the intercepts from drillholes GU-04 and from GU-08 to GU-16.

The present drilling results are providing the evidence to highlight the great potential of several areas in the Guazapares project. Main potential targets are shown in the figure below.

1.	Drilling results on the San Francisco Este target are opening the potential to explore further northwest along the same structure.
2.	Drillholes GU-12 and GU-13 at are suggesting the development of high-grade mineralized rock-shoots along structure’s inflections and have opened up the exploration potential to the west and northwest.

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
San Franciso
Upper Contact Style Mineralization
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
Barranca East
Lower Volcanics Undifferentiated
Barranca West
Prophyry Style Quartz Py-Stockwork in Quartz Monzonite
Quartz Monzonite
Granodiorite
300 meters aprox.

The mineralized rock-shoots still remain open in all directions highlighting the potential for gold mineralization beneath covered areas on project area, though no assurance may be given.

Drilling continues to explore newly identified altered and mineralized areas and extending the mineralized trends and mineralized rock-shoots remaining with open potential in Guazapares.

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

Leaching tests on oxide and mixed mineralized rock has returned a recovery above 90%, whereas the recovery in the sulphide mineralized rocks is showing recoveries varying from 70% to 75 % in a leaching process lasting 25 to 30 days. Leaching tests combined with the assay results from drilling and the new areas found 500 meters away from Cieneguita are providing the possibility to increase known zones and to make of the Cieneguita deposit an attractive property in the region. No assurance, though, may be given that we will be able to identify an economic ore body at this property. Considering latest results and findings the proposed work program for Cieneguita will include:

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

For the year ended February 29, 2008, we incurred $580,000 in mineral property costs for Encino Gordo and Guazapares properties pertaining to a deferral agreement.  At February 29, 2008, we tested the carrying amounts of Encino Gordo and Guazapares properties for recoverability.  Based on our tests, we concluded that the sum of undiscounted cash flows expected to result from the use and eventual disposition of Encino Gordo and Guazapares properties was nil as the properties have no known reserves. Accordingly, a mineral property impairment loss of $580,000 has been recognized for the year ended February 29, 2008. Impairment of mineral property costs in 2008 increased to $580,000 compared to $259,000 for 2007. If we are able to raise additional funds to continue with our business plan, we anticipate that exploration expenditures will increase in fiscal 2008 as a result of exploration activities on our Mexican mineral properties.

Our interest expense decreased to $57,633 for 2008 compared to $2,293,904 for 2007. The higher interest expense in 2007 pertains to convertible debentures issued by the Company in March and April of 2006. The Company recorded a beneficial conversion feature of $1,359,300 as interest expense and $906,200 as relative fair value of the warrants in relation to the convertible debt. The Company did not incur interest expense related to convertible debt in 2008.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

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

Pannell Kerr Forster

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS OF MEXORO MINERALS LTD.

(Formerly Sunburst Acquisitions IV, Inc.)

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Mexoro Minerals Ltd. (formerly Sunburst Acquisitions IV, Inc.) (An Exploration Stage Company) as at February 28, 2007 and the related consolidated statements of stockholders’ equity (deficiency), operations and  comprehensive income, and cash flows for the year ended February 28, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The related statements of stockholders’ deficiency, operations and comprehensive income, and cash flows from inception of the development stage on August 27, 1997 to February 29, 2004 were audited by other auditors whose reports dated May 24, 2004 and May 27, 2003 expressed unqualified opinions, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the stockholders’ deficiency, statements of operations and comprehensive income, and cash flows from inception of the development stage to February 29, 2004, is based solely on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at February 28, 2007 and the results of its operations and its cash flows for the period indicated above in conformity with accounting principles generally accepted in the United States of America.

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

May 31, 2007

Comiskey Professional Corporation
& Company

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

Denver, Colorado
May 24, 2004

Comiskey & Company
PROFESSIONAL CORPORATION

Certified Public Accountants & Consultants

789 Sherman Street • Suite 385 • Denver, CO 80203
(303) 830-2255 • Fax (303) 830-0876 • info@comiskey.com • www.comiskey.com

1

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

Period from Inception August 27, 1997 (Exploration Stage) to February 29, 2008

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

Period from Inception August 27, 1997 (Exploration Stage) to February 29, 2008

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

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. Dollars)

			Period from
			Inception of
			Exploration
			Stage
	Year Ended		(March 1, 2004)
	February 29,	February 28,	to February 29,
	2008	2007	2008

Expenses
General and administrative	$4,779,648	$3,757,891	$10,056,491
Mineral exploration	2,680,680	1,089,498	3,770,178
Impairment of mineral property costs	580,000	259,000	16,145,422

Operating loss	(8,040,328)	(5,106,389)	(29,972,091)
Other income (expenses)
Foreign exchange gain (loss)	1,357	-	1,357
Interest	(57,633)	(2,293,904)	(3,997,721)
Gain on settlement of debt (note 6)	-	7,259	140,444

Net loss	(8,096,604)	(7,393,034)	(33,828,011)

Other comprehensive income (loss)
Foreign exchange translation adjustment	(8,301)	(3,098)	(10,348)

Total comprehensive loss	$(8,104,905)	$(7,396,132)	$(33,838,359)

Total loss per share – basic and diluted	$(0.35)	$(0.39)	$-

Weighted average number of shares of
common stock – basic and diluted	23,204,827	18,760,066	-

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

			Period From
			Inception of
			Exploration Stage
	Year Ended		(March 1, 2004)
	February 29,	February 28,	to February 29,
	2008	2007	2008
Operating activities
Net loss	$(8,096,604)	$(7,393,034)	$(33,828,011)
Adjustments to reconcile net (loss) to net cash flows
Write-off of note receivable	-	-	57,500
Impairment of mineral property costs for stock	580,000	-	13,645,000
Issuance of shares for consulting services	-	-	90,000
Amortization	79,310	24,929	104,239
Discount on convertible debenture	-	-	175,000
Non-cash component of gain on settlement of debt	-	(7,259)	(182,259)
Stock-based compensation	2,453,591	2,445,000	7,243,796
Beneficial conversion feature	-	2,265,500	3,717,500
Prepaid expense	72,143	(125,589)	(95,235)
Accounts receivable	(103,654)	(155,828)	(261,345)
Customer deposits	-	-	(44,809)
Notes payable	-	109,337	109,337
Accounts payable and accrued liabilities	1,178,145	191,280	1,426,356
Cash used in operating activities	(3,837,069)	(2,645,664)	(7,842,931)
Investing activity
Purchase of property and equipment	(172,036)	(375,384)	(548,300)
Cash used in investing activity	(172,036)	(375,384)	(548,300)
Financing activities
Proceeds from loans payable	107,106	75,348	182,454
Proceeds from notes payable	1,081,202	-	1,644,002
Proceeds from convertible debentures	-	2,240,500	3,692,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	3,094,377	50,000	3,144,377
Repayment of loans payable	(73,374)	(13,085)	(86,459)
Repayment of notes payable	(181,500)	-	(360,000)
Repayment of convertible debentures	-	-	(530,000)
Stock subscriptions	-	-	170,000
Issuance of common stock	-	205,000	477,109
Cash provided by financing activities	4,027,811	2,557,763	8,411,983
Outflow of cash and cash equivalents	18,706	(463,285)	20,752
Effect of foreign currency translation on cash	(18,907)	(3,097)	(29,882)
Cash and cash equivalents, beginning	13,148	479,530	22,077
Cash and cash equivalents, ending	$12,947	$13,148	$12,947
Supplemental cash flow information
Interest paid	$33,131	$55,473	$195,288
Common stock issued on conversion of debt	-	2,917,500	3,217,500
Common stock issued on settlement of notes payable	-	412,800	412,800
Shares issued for mineral property costs	500,000	-	500,000
Shares issued for services	-	-	90,000

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

The Company is in an early stage of mineral exploration and has no known reserves as of February 29, 2008. Accordingly, the Company cannot reasonably estimate the fair value of those obligations because of their indeterminate settlement dates.

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

(vi)

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

As at February 29, 2008, the Company had $1,480,702 (February 28, 2007 - $109,337) of promissory notes outstanding, comprising of the following:

During the twelve months ended February 29, 2008, the Company converted accounts payable of $465,994 (Swiss Franc (“CHF”) 565,000) into promissory notes. The Company had an implied obligation to pay the accounts payable in Swiss Francs as the funds to pay the expense came from Swiss investors in CHF. Accordingly, the promissory notes were issued in CHF. The notes consist of one warrant for each CHF 5.00 of notes issued, exercisable at $1.00 each (note 11). The interest rate on the notes is 7.5% p.a. payable semi-annually. The principal and interest on the notes become due and payable on April 30, 2008.

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

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K/A. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of February 29, 2008 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation along with the report from the Company’s independent registered public accounting firm, our management has concluded that, as of February 29, 2008, the Company had a material weakness in its internal control over financial reporting.  Specifically, the management determined that the Company did not have sufficient personnel resources with the accounting function to affect timely financial close process and to effectively evaluate and resolve certain routine and non-routine and/or complex accounting transactions.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K/A.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for Fiscal Year Ended February 29, 2008.

(b)

The following exhibits are filed in reference:

3.1           Articles of Incorporation, as amended on December 10, 2001 and February 13, 2006 (Herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006).

3.2           Bylaws of the Corporation (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

4.1           Registration Agreement dated April 20, 2004, by and among Sunburst Acquisitions IV, Inc., a Colorado company, and each of the purchasers in a private placement of shares of Sunburst (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

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

4.4           Securities Purchase Agreement with exhibits entered in connection with the $1,350,000 original issued discount secured convertible debenture financing dated August 25, 2004 (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

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

4.7           Finder’s Fee Agreement dated 2004 between Sunburst Acquisitions IV, Inc. and Liberty Management, LLC (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

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

4.10           Subscription Agreement template used to sell units of Mexoro Minerals Ltd. for the offering that occurred in February and March of 2006 and was offered to accredited investors under Regulation D (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

4.11           Convertible Debentures issued December 8, 2005 to Daimler Capital, James Longshore, and Spectrum International in the amount of $300,000 (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

10.1           Share Exchange Agreement, dated May 3, 2004, by and among Sunburst Acquisitions IV, Inc., a Colorado corporation, Sierra Minerals and Mining, Inc., a Nevada corporation, and the shareholders of Sierra Minerals & Mining, Inc. (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

10.2           Joint Venture Agreement, dated April 26, 2004 and amended on June 1, 2004, by and between Sierra Mining and Minerals, Inc., a Nevada corporation, and Minera Rio Tinto S.A. de C.V., a Mexican company (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

10.3           Amendment to Joint Venture Agreement dated June 1, 2004. (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

10.4           SHARE OPTION AGREEMENT among Minera Rio Tinto, S.A. de C.V. a corporation duly incorporated and validly existing pursuant to the laws of the United Mexican States and having an office at Pascual Orozco No. 2117 - A Chihuahua, State of Chihuahua, Mexico 31310 and Sunburst Acquisitions IV, Inc., a corporation duly incorporated and validly existing pursuant to the laws of the State of Colorado, USA and having an office at Suite 206, 595 Howe St., Vancouver, B.C. Canada V6C 2T5 (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

10.5           AGREEMENT made and entered in the City of Chihuahua, State of Chihuahua as of the 18th day of August, 2005 among COMPAÑÍA MINERA DE NAMIQUIPA, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and MINERA RIO TINTO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and MARIO HUMBERTO AYUB TOUCHE having a domicile at San Antonio No. 2036 Chihuahua, Chihuahua and SUNBURST MINING DE MÉXICO, S. A. DE C. V., a company duly incorporated and validly existing pursuant to the laws of the United Mexican States  (herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006).

10.6           AGREEMENT made and entered at the City of Chihuahua, State of Chihuahua on this the 18th day of August of the year 2005, among MINERA RIO TINTO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and SUNBURST MINING DE MÉXICO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (Encino Gordo) (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

10.7           OPERATOR’S AGREEMENT dated effective as of the 18th day of August, 2005, among Minera Rio Tinto, S.A. de C.V. a corporation duly incorporated and validly existing pursuant to the laws of the United Mexican States and having an office at Pascual Orozco No. 2117 - A Chihuahua, State of Chihuahua, Mexico 31310, and Sunburst de Mexico, S.A. de C.V. a corporation duly incorporated and validly existing pursuant to the laws of the United Mexican States and having an office at Suite 5, Avenida del Mar No.1022 Zona Costera, Mazatlan, State of Sinaloa, Mexico (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

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

10.9           ASSIGNMENT OF CONTRACT AGREEMENT made and entered in the City of Chihuahua, State of Chihuahua as of this the 18th day of August, 2005, among MINERA RIO TINTO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and RAFAEL FERNANDO ASTORGA HERNÁNDEZ, having a domicile at Calle República de Uruguay No. 706 of the City of Chihuahua, Chih, and SUNBURST MINING DE MÉXICO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (San Antonio)  (herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006).

10.10        ASSIGNMENT OF CONTRACT AGREEMENT made and entered in the City of Chihuahua, State of Chihuahua as of this the 18th day of August, 2005 among MINERA RIO TINTO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, having an office at Av. Pascual Orozco Number 2117- Altos, La Cima, C. P. 31310, Chihuahua, Chihuahua, and MINERA RACHASA, S.A. DE C.V., a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and having an office at Niños Héroes No. 410 Colonia Centro, Chihuahua, Chihuahua (RFC BMM-900120-8B6), and SUNBURST MINING DE MÉXICO, S. A. DE C. V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (San Francisco)  (herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006).

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

10.17         Amendment to the New Agreement, dated April 6, 2006 by and among Mexoro Minerals, Ltd., Sunburst Mining de Mexico S.A. de C.V., and Minera Rio Tinto, S.A. de C.V. (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

10.18         Addendum To Purchase Contract Of Mining Rights To Lump Sum Entered Into On May 6, 2004 by Corporativo Minero, S.A. De C.V. And Sunburst Mining De Mexico, S.A. De C.V., dated March 24, 2006 (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

10.19         Agreement to Extend August Payment Due Date, entered into on July 18, 2006 by Minera Rio Tinto and Sunburst de Mexico (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

10.20         Amended Agreement with G.M. Capital Partners, Ltd. dated August 31, 2006 (herein incorporated by reference to the Current Report on Form 8-K dated August 31, 2006 and filed on September 21, 2006).

10.21         Letter Employment Agreement with Mathew Wunder, dated August 15, 2006 (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

10.22         Original Agreement between MRT and Corportivo Minero dated 2004 concerning the Cieneguita property (herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006).

10.23         Agreement between MRT and La Empresa Denominada Minera Rachasa dated 2004 concerning the San Francisco concessions (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

10.24         Agreement between MRT and Rafael Astorga Hernandez, dated July 20, 2006, concerning the San Antonio concessions (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

10.25         Consent of MRT to assign the Agreement between MRT and Rafael Astorga Hernandez to Sunburst de Mexico (herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006).

10.26         Exploration And Sale Option Agreement Of Mining Concessions Entered By And Between Minera Emilio, S.A. De C.V. And Sunburst Mining De Mexico, S.A. De C.V. (Herein incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2006).

10.27         Agreement to Defer Guazapares Property Payments entered into on September 19, 2007 by Sunburst de Mexico S.A. de C.V., Mexoro and MRT (herein incorporated by reference to the Current Report on Form 8-K dated September 19, 2007 and filed on October 9, 2007).

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

16.2           Responsive letter of Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) (incorporated by reference from Current Report on Form 8-K dated December 6, 2007 and filed December 12, 2007).

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

Date: July 8, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Barry Quiroz

Barry Quiroz, President, Acting Principal Executive Officer,

Acting Principal Financial Officer and Director

Date: July 8, 2009