Form 10-Q
period 2009-03-31
MEXORO MINERALS LTD
filed 2009-07-20
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   - Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐         No ☑

As of June 30, the Issuer had 34,845,493 shares of common stock issued and outstanding

ITEM 1.

FINANCIAL STATEMENTS

MEXORO MINERALS LTD.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in U.S. Dollars)

May 31, 2009

MEXORO MINERALS LTD.

(A Development Stage Company)

Consolidated Balance Sheets

 (Expressed in U.S. Dollars)

	May 31, 2009	February 28, 2009
	(Unaudited)	(Audited)
Assets

Current
Cash and cash equivalents	$6,884	$38,704
Accounts receivable	341,770	248,589
Prepaid expenses	34,826	34,048
	383,480	321,341

Equipment (note 4)	282,393	275,900

Total assets	$665,873	$597,241

Liabilities

Current
Accounts payable and accrued liabilities	$2,742,439	$2,679,512
Current portion of loans payable (note 9)	63,306	63,232
Promissory notes (note 7)	1,013,551	968,543
Current portion of convertible debentures (note 8)	1,384,993	1,267,314
	5,204,289	4,978,601

Loans payable (note 9)	1,830	7,608
Convertible debentures (note 8)	907,205	673,887

Total liabilities	6,113,324	5,660,096

Stockholders’ deficiency
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 10)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 31,019,302 (2008 – 25,380,502) (note 11)	26,047,901	25,556,901
Additional paid-in capital	13,128,135	12,676,908
Stock subscriptions	121,258	121,258
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the development stage	(42,936,798)	(41,864,219)
Accumulated other comprehensive income	195,480	449,724
Total stockholders’ deficiency	(5,447,451)	(5,062,855)

Total liabilities and stockholders’ deficiency	$665,873	$597,241

Going-concern (note 3)

Commitments (notes 6, 13 and 16)

Subsequent events (note 17)

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(A Development Stage Company)

Consolidated Statements of Operations and Deficit

(Unaudited) (Expressed in U.S. Dollars)

			Period from
			Inception of
			Development Stage
	Three Months Ended		(March 1, 2004)
	May 31,	May 31,	To May 31, 2009
	2009	2008
Net sales	$148,950	$-	$148,950
Cost of goods sold	80,683	-	80,683
Gross margin	68,267	-	68,267

Expenses
General and administrative	$666,830	$614,920	$13,401,049
Mineral exploration	170,997	1,292,823	8,073,223
Impairment of mineral property costs	45,789	-	16,430,504

Operating loss	(815,349)	(1,907,743)	(37,836,509)
Other income (expenses)
Foreign exchange	42,751	18,802	(149,999)
Interest expense	(539,647)	(430,001)	(5,328,820)
Loss on sale of assets	(1,748)	(2,586)	(3,328)
Gain on settlement of debt	241,414	-	381,858

Net loss	(1,072,579)	(2,321,528)	(42,936,798)
Accumulated deficit, beginning	(41,864,219)	(33,828,011)	-

Accumulated deficit, ending	$(42,936,798)	$(36,149,539)	$(42,936,798)

Other comprehensive income
Foreign exchange gain (loss) on translation	(254,244)	(30,050)	195,480

Total comprehensive loss	$(1,326,823)	$(2,351,578)	$(42,741,318)

Total loss per share – basic and diluted	$(0.03)	$(0.09)	-

Weighted average number of shares of
common stock – basic and diluted	33,112,315	25,859,187	-

The accompanying notes are an integral part of these consolidated financial statements,

MEXORO MINERALS LTD.

(A Development Stage Company)

Consolidated Statements of Cash Flow

(Unaudited) (Expressed in U.S. Dollars)

			Period from
	Three Months Ended		Inception of
	May 31,	May 31,	Development Stage
	2009	2008	to May 31, 2009
Cash flows from operating activities
Net loss	$(1,072,579)	$(2,321,528)	$(42,936,798)
Write off of note receivable	-	-	57,500
Impairment of mineral property costs	-	-	13,645,000
Issuance of shares for consulting services	13,500	-	365,590
Issuance of shares for interest costs	82,500	-	82,500
Amortization	16,139	22,099	199,063
Discount on convertible debentures	316,302	158,000	799,660
Non-cash component of gain on settlement of debt	(241,415)	-	(423,674)
Stock-based compensation	184,638	188,510	8,154,495
Beneficial conversion feature	106,374	228,000	4,136,273
Prepaid expense	3,697	25,082	(32,749)
Accounts receivable	(55,230)	(70,674)	(381,177)
Customer deposits	-	-	(44,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	258,870	767,638	4,337,925
Cash used in operating activities	(387,204)	(1,002,873)	(11,931,864)
Investing activity
Purchase of property and equipment	(13,821)	-	(578,810)
Sale of equipment	28,843	2,013	32,722
Cash used in investing activity	15,022	2,013	(546,088)
Financing activities
Proceeds from loans payable	-	-	225,817
Proceeds from notes payable	70,598	541,895	3,134,263
Proceeds from convertible debentures	1,573,510	500,000	7,362,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(9,161)	(26,819)	(153,201)
Repayment of notes payable	-	(33,076)	(383,270)
Repayment of convertible debentures	(1,300,000)	-	(1,830,000)
Stock subscriptions	-	9,885	291,258
Issuance of common stock	-	-	656,994
Cash provided by financing activities	334,947	991,885	12,526,738
Outflow of cash and cash equivalents	(37,235)	(8,975)	48,786
Effect of foreign currency translation on cash	5,415	495	(63,979)
Cash and cash equivalents, beginning	38,704	12,947	22,077
Cash and cash equivalents, ending	$6,884	$4,467	$6,884

Supplemental cash flow information (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2009

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

The Company had previously been pursuing various business opportunities and, effective March 1, 2004, the Company changed its operations to mineral exploration. On February 12, 2009, the Company entered into a joint venture through a definitive agreement for development of Cieneguita project with Minera Rio Tinto, S.A. de C.V. (“MRT”), a company duly incorporated pursuant to the laws of Mexico, which is controlled by a former officer of the Company. The purpose of the joint venture is to put Cieneguita property into production. As per the agreement, MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000. MRT will spend 100% of the money to earn 75% of the net cash flow from production. Accordingly, as of February 12, 2009 the Company is considered to be a Development stage company.

On May 25, 2004, the Company completed a “Share Exchange Agreement” with Sierra Minerals and Mining, Inc. (“Sierra Minerals”), a Nevada corporation, which caused Sierra Minerals to become a wholly-owned subsidiary. Sierra Minerals held certain rights to properties in Mexico that the Company now owns or has an option to acquire. Through Sierra Minerals, the Company entered into a joint venture agreement with MRT. In August 2005, the Company cancelled the joint venture agreement in order to directly pursue mineral exploration opportunities through a wholly-owned Mexican subsidiary, Sunburst Mining de Mexico S.A. de C.V. (“Sunburst de Mexico”). On August 25, 2005, Sunburst de Mexico, Mexoro and MRT entered into agreements providing Sunburst de Mexico the right to explore and exploit certain properties in Mexico. In December 2005, the Company and Sunburst de Mexico entered into a new agreement with MRT (the “New Agreement”) (note 6). On January 20, 2006, Sierra Minerals was dissolved.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended February 28, 2009.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2009

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

(ii)

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

(iii)

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

(iv)

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

(v)

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

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2009

(Unaudited) (Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

(vi)

On June 15, 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-4 (“EITF 08-4”). EITF 08-4 addressed conforming changes made to EITF Issue 98-5 which resulted from the implantation of EITF Issue 00-27 and SFAS No. 150. EITF Issued 98-5 addresses the accounting for beneficial conversion features. Previously, beneficial conversion features were amortized to the securities earliest conversion date. Under EITF 08-4, beneficial conversion features are amortized to the stated redemption date, if one exists, rather than the earliest termination date. For beneficial conversion features without a stated redemption date, the beneficial conversion features continue to be amortized to the earliest conversion date. EITF 08-4 is effective for fiscal years ending after December 15, 2008 with early application permitted. The effects of implementing EITF 08-4 are to be presented retrospectively with the cumulative-effect of the change being reported in retained earnings at the beginning of the first year presented. The Company adopted EITF 08-4 during the year ended February 28, 2009. As a result of adoption of EITF 08-4, the Company was amortizing its beneficial conversion features of $416,200 to the stated redemption dates of the debentures. As a result, $312,399 of the beneficial conversion features was recognized as interest expense in the consolidated statement of operations for the year ended February 28, 2009 and the remaining $103,801 was deferred. Prior to adoption of EITF 08-04, the entire $416,200 beneficial conversion feature would have been recognized in the year ended February 28, 2009.

3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at May 31, 2009, the Company had a working capital deficiency of $4,820,809 (February 29, 2008 - $1,810,905) and a cumulative loss during the development period of $42,936,798 (February 29, 2008 - $33,828,011). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations from its investment in a Mexican mining venture (note 6). In addition, the Company has conducted private placements of convertible debt and common stock (note 11), which have generated a portion of the initial cash requirements of its planned Mexican mining ventures (note 6).

In February 2009, the Company signed a definitive agreement with MRT to provide funding of up to $9,000,000 to the Company to initiate production at its Cieneguita property, to complete a feasibility study as well to continue the exploration of its properties.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2009

(Unaudited) (Expressed in U.S. Dollars)

4.

EQUIPMENT

	May 31, 2009			February 28,
				2009
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value

Software	$ 23,554	$ 17,104	$ 6,450	$ 5,730
Machinery	273,642	59,978	213,664	193,097
Vehicles	100,530	59,352	41,178	56,456
Computers	27,230	18,138	9,092	9,751
Office equipment	16,037	4,028	12,009	10,866
	$ 440,993	$ 158,600	$ 282,393	$ 275,900

5.

JOINT VENTURE WITH MRT

On February 12, 2009, the Company entered into a joint venture through a definitive agreement for development of the Cieneguita project with MRT. The purpose of the joint venture is to put Cieneguita property into production. As per the agreement, MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000. MRT will spend 100% of the money to earn 75% of the net cash flow from production. The agreement limits the mining of the mineralized material that is available from the surface to a depth of 15 meters or approximately 10% of the mineralized material found till the date of the agreement. The Company incurs no obligations to the joint venture’s creditors as the operations and working capital requirements are controlled by MRT. Accordingly, the Company’s share of income and expenses are reflected in these financial statements under the proportionate consolidation method.

6.

MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the three months ended May 31, 2009:

	Cieneguita Operations	Sahuayacan	Guazapares	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$ -	$ -	$ -	$66,643	$ -	$ -	$ 66,643
Geological, geochemical, geophysics	-	-	15,999	16,200	-	988	33,187
Land use permits	-	-	-	-	-	-	-
Automotive	-	-	435	-	-	-	435
Travel	-	776	-	7,288	-	-	8,064
Consulting	-	2,262	-	44,427	-	-	46,689
Equipment	-	171	-	1,229	-	-	1,400
General	-	1,908	1,674	10,997	-	-	14,579
	$ -	$ 5,117	$ 18,108	$146,784	$ -	$ 988	$ 170,997

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2009

(Unaudited) (Expressed in U.S. Dollars)

6.

MINERAL PROPERTIES (CONTINUED)

The Company incurred exploration expenses as follows in the three months ended May 31, 2008:

	Cieneguita Operations	Sahuayacan	Guazapares	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$ -	$ -	$ 86,309	$ 617,631	$ -	$ -	$ 703,940
Geological, geochemical, geophysics	-	-	35,736	124,553	-	30,652	190,941
Land use permits	52	26,850	3,009	115,117	(2,281)	-	142,747
Automotive	255	-	2,416	2,253	-	-	4,924
Travel	682	209	12,928	6,760	209	-	20,788
Consulting	12,771	-	42,311	46,060	-	-	101,142
Equipment	111	-	14,673	12,925	-	-	27,709
General	8,560	2,017	21,473	68,433	149	-	100,632
	$ 22,431	$ 29,076	$ 218,855	$ 993,732	$ (1,923)	$30,652	$1,292,823

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

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2009

(Unaudited) (Expressed in U.S. Dollars)

6.

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

Guazapares

MRT assigned to Sunburst de Mexico, with the consent of the Guazapares Property owner Compañía Minera, S.A. de C.V. (“Compañía Minera”), MRT’s rights and obligations concerning the Guazapares Property, including the exclusive option, for a term of four years, to purchase eight of the Guazapares Property concessions upon payment of $910,000. The total payments for the Company to acquire and retain 100% ownership of all eight concessions are as follows: November 30, 2005 - $100,000 (this payment date was extended – see below), October 31, 2006 - $60,000 (this payment date was extended to February 28, 2007, then to May 31, 2007 and then to August 31, 2007- see below), August 2, 2007 - $140,000 (see below), August 2, 2008 - $110,000 (payment terms are being negotiated)  and August 2, 2009 - $500,000.

On September 19, 2007, Sunburst de Mexico, Mexoro and MRT entered into an agreement to defer any and all property payments regarding Guazapares that were due by December 31, 2007 owing to MRT, until such time as Sunburst de Mexico and Mexoro have sufficient funds to make the payments, in the opinion of the disinterested.

Mexoro agreed to issue 250,000 shares to MRT and/or its assignees in consideration for the deferral of any and all Guazapares Property payments that were outstanding and those arising on or before December 31, 2007.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2009

(Unaudited) (Expressed in U.S. Dollars)

6.

MINERAL PROPERTIES (CONTINUED)

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

To maintain the option, Sunburst de Mexico assumed the obligation to pay to the San Antonio owner cumulative annual payments. The remaining payments are: $50,000 on January 15, 2008 (this payment was deferred to January 31, 2008 and paid) and $50,000 on January 15, 2009 (the Company is in default and renegotiating the payment terms).

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

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2009

(Unaudited) (Expressed in U.S. Dollars)

6.

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

Sunburst de Mexico purchased two of the Encino Gordo concessions from MRT for a price of 1,000 pesos (approximately US$100), and MRT assigned to Sunburst de Mexico a first right of refusal to acquire three additional Encino Gordo concessions. The total payments to acquire 100% of these three additional concessions are as follows: $10,000 on June 30, 2006 (paid); $25,000 on December 31, 2006 (paid), $50,000 on December 31, 2007 ($20,000 of this payment was made on January 3, 2008 and the balance was paid on February 29, 2008), $75,000 on December 31, 2008 (the Company is in default and renegotiating the terms), $125,000 on December 31, 2009 and $200,000 on December 31, 2010.

Sahuayacan

On June 21, 2006, Sunburst de Mexico entered into an exploration and sale option agreement of mining concessions with Minera Emilio, S.A. de C.V. (“Minera Emilio”) for mineral concessions of the Sahuayacan Property. Minera Emilio granted the Company the exclusive right to conduct exploration on the Sahuayacan Property and the Company must pay $282,000 in the following manner: $20,000 on date of signing agreement (paid); $10,000 due December 1, 2006 (paid); $2,500 per month effective from August 21, 2006 to July 21, 2007, for a total of $30,000 (paid); $3,500 per month effective from August 21, 2007 to July 21, 2008 for a total of $42,000 (paid); and $5,000 per month effective August 21, 2008 to July 21, 2011 (all payments except from March 2009 to May 2009 have been made) for a total of $180,000 until the balance of the total $282,000 is paid (36 months).

Segundo Santo Nino (Sahuayacan)

On May 15, 2006, Sunburst de Mexico entered into an exploration contract with Jose Maria Rascon and Sabino Amador Rascon Polanco and, on November 20, 2007, Sunburst de Mexico entered into an exploration contract with Rene Muro Lugo (all three representatives constitute the “Concessionaires”) for the Segundo Santo Nino concession on the Sahuayacan Property. Each concession representative owns 33.3% of the total Segundo Santo Nino title. The Company must pay the Concessionaires a total of $255,000 for this concession. As of May 31, 2009, we’ve paid $105,000 of the payments required till May 15, 2009 payment, November 15, 2009 - $30,000 and May 15, 2010 - $120,000.

La Maravilla (Sahuayacan)

On January 25, 2008, Sunburst de Mexico entered into an exploration and option agreement with Maria Luisa Wong Madrigal for mineral concessions under the “La Maravilla” project on the Sahuayacan Property. The Company must pay Maria Luisa Wong Madrigal $600,000 to acquire 100% of this concession as follows: $33,000 – January 25, 2008 (paid); $33,000 – July 25, 2008 (paid); $34,000 – January 25, 2009 (this payment is outstanding and the Company is renegotiating the payment terms); $500,000 – at the option to purchase the concession or 36 months – January 25, 2010.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2009

(Unaudited) (Expressed in U.S. Dollars)

7.

PROMISSORY NOTES

As at May 31, 2009, the Company had $1,013,551 (May 31, 2008 - $1,593,611) of promissory notes outstanding, comprising the following:

(a)

During the twelve months ended February 29, 2008, the Company converted accounts payable of $465,994 (Swiss Franc (“CHF”) 565,000) into promissory notes. The Company had an implied obligation to pay the accounts payable in Swiss Francs as the funds to pay the expense came from Swiss investors in CHF. Accordingly, the promissory notes were issued in CHF. The notes consist of one warrant for each CHF 5.00 of notes issued, exercisable at $1.00 each. The principal and interest on the notes became due and payable on April 30, 2008. The Company has not repaid the promissory notes as of May 31, 2009 and is in default. The principal and interest on the notes due and payable as of May 31, 2009 was $521,679. Interest rate payable during the default period is 12%.

(b)

$491,872 of promissory notes is due to related parties and close associates that bear no interest and have no terms of repayment (14).

8.

CONVERTIBLE DEBENTURES

On May 5, 2008, the Company signed a LOI to enter into a strategic alliance with Paramount Gold and Silver Corp. (“Paramount”). The agreement called for Paramount to invest a minimum of $4 million and maximum of $6 million into the Company, fixed at a price of $0.50 per unit by June 23, 2008. The investment timeline was extended until July 21, 2008, and then to August 5, 2008. On August 6, 2008 Mexoro terminated the LOI with Paramount as Paramount did not meet the terms of the agreement.

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

Paramount had the option to convert all or a portion of the principal amount of the debenture into units consisting of one share of our common stock and half a warrant to purchase one share of our common stock. Subject to certain adjustments upon the occurrence of various capital reorganizations and other events, the units were convertible at $0.50 per unit for a total of up to 2,740,000 shares of common stock and up to 1,370,000 warrants at $0.75 to purchase shares of common stock (the “Warrants”). The Warrants would have had a term of four years if Paramount had converted the debenture or the portion of the debenture covering those warrants.

The value assigned to the beneficial conversion feature of the convertible debentures issued to Paramount was $416,200. The fair value of the Warrants attached to the convertible debentures as discussed above was estimated to be $423,000. The fair value of the Warrants was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2009

(Unaudited) (Expressed in U.S. Dollars)

2008
Expected volatility	71.48-110.72%
Weighted-average volatility	71.48-110.72%
Expected dividend rate	-
Expected life of warrants in years	4
Risk-free rate	2.30-3.41%

The weighted average fair value of the warrants was $0.30 per warrant, while the weighted average stock price on the dates granted was $0.50. Stock-based compensation for these warrants of $423,000 was being amortized over the one year term of the convertible debentures starting on May 9, 2008.

On March 19, 2009, the Company entered into an agreement with Paramount restructuring its payment terms on the three outstanding secured convertible debentures held by Paramount. Under the terms of the agreement, the Company paid Paramount $1,000,000 to cancel two debentures held by them, one issued on May 9, 2008 for $500,000 and another issued on July 11, 2009 for $500,000.

The Company also amended a debenture issued to them on June 18, 2009 in the face amount of $370,000. The amount of that debenture was increased to $521,047, which, among other things, includes interest accrued on all three debentures to March 31, 2009. The Company was obligated to make a payment on March 31, 2009 on this debenture in the amount of $393,547 and the balance of $127,500 was to be re-paid on April 30, 2009. This remaining amount of $127,500 was interest free as long as the debenture remained in good standing. On March 31, 2009, the Company paid $300,000 of the debenture issued to them on June 18, 2009. As per the agreement, the remaining amount of $221,047 is accruing interest at 8% per year payable monthly, in arrears on the 10th day of each month. As of May 31, 2009 the Company has not paid the accrued interest and is in default.

As part of a restructuring fee, the Company issued to Paramount 150,000 shares of common stock. As part of the agreement, Paramount has released its security interest on the Company’s Cieneguita properties. The other security as described in the original security agreement issued with the original debentures remains in place until the amended debenture has been repaid in full.

The Company bought back the convertible debentures from Paramount by issuing $1,300,000 of convertible debentures to four investors. The total offering for these debentures was $1,500,000. During the quarter ended May 31, 2009, the Company also converted $100,000 of accounts payables into convertible debentures as part of the $1,500,000 offering. The debentures are due in 1 year and accrue interest at 15% paid quarterly in either cash or stock of the Company valued at 20% discount to the 20 day trading average on the day the payment is due. At the debenture holder’s option the debenture may be repaid with accrued interest and a 20% warrant coverage on the value of the debenture. The warrants would be exercisable for 3 years and have a strike price equal to a 20% discount to the 20 day trading average of the shares on the day of the payment. Alternatively the debenture holder can convert, at any time, their debentures into units. Each unit comprises 1 share and 1 warrant at $0.20 per unit. The warrants are exercisable at $0.30 for 3 years. The third option to the debenture holder is that they may convert their debentures, after one year, into a pro rata share of 10% of our Cieneguita project. The debenture holders are guaranteed a minimum 15% dividend for 3 years from mining operations on the property and are entitled to their pro rata share in net proceeds above the 15% dividend from the mining operation.

As consideration for the debentures, the Company granted a security interest in our Cieneguita properties to these debenture holders.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2009

(Unaudited) (Expressed in U.S. Dollars)

8.

CONVERTIBLE DEBENTURES (CONTINUED)

The value assigned to the beneficial conversion feature of the convertible debentures issued to Paramount ($221,047) and the four investors ($1,400,000) was $1,389,200. The fair value of the Warrants attached to the convertible debentures as discussed above was estimated to be $387,800. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

2009
Expected volatility	110.36%
Weighted-average volatility	110.36%
Expected dividend rate	-
Expected life of warrants in years	3-4
Risk-free rate	1.21-1.45%

The weighted average fair value of the warrants was $0.24 per warrant, while the weighted average stock price on the dates granted was $0.35. Stock-based compensation for these warrants of $387,800 is being amortized over the one year term of the convertible debentures starting on March 19, 2009.

During the quarter ended May 31, 2009, the Company issued 273,510 warrants to MRT under a convertible debenture agreement, where one warrant is issued for each $0.60 of convertible debentures issued (note 6). The warrants can be exercised at any time at a price of $0.50 for 3 years.

The value assigned to the beneficial conversion feature of the convertible debentures issued to MRT was $71,866. The fair value of the Warrants attached to the convertible debentures as discussed above was estimated to be $51,800. The fair value was estimated at the date of the grants using the Black-Scholes option pricing model with the following weighted average assumptions:

2009
Expected volatility	108.54-110.36%
Weighted-average volatility	108.54-110.36%
Expected dividend rate	-
Weighted-average expected life of warrants in years	3
Risk-free rate	1.36-1.45%

The weighted average fair value of the warrants was $0.19 per warrant, while the weighted average stock price on the dates granted was $0.32. Stock-based compensation for these warrants of $51,800 is being amortized till December 31, 2010.

9.

LOANS PAYABLE

As at May 31, 2009, there were loans payable in the amount of $65,136, of which $63,306 is current and $1,830 is long-term. The loans are repayable in monthly installments of $3,477, including interest ranging from 5.3% to 15.6% per annum, and are partially secured by specified automotive equipment.

10.

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

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2009

(Unaudited) (Expressed in U.S. Dollars)

11.

COMMON STOCK

In March and April 2009, the Company issued 700,000 shares pursuant to amended convertible debenture agreement and financing arrangements.

In April 2009, the Company issued 2,250,000 shares under an escrow agreement as security against convertible debentures issued.

In May 2009, the Company converted $250,000 of debt into subscription proceeds and issued 833,334 common shares. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.60 of debt. Each unit consists of two shares of Company’s common stock and one warrant each exercisable at $0.50, which expires on December 31, 2010.

In May 2009, the Company issued 42,837 shares for $13,500 of investors’ relations services as per the agreement.

In February 2009, the Company issued 400,000 shares of common stock to an officer of the Company as bonus for the 500,000 ounce gold discovery.

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

In August 2008, the Company converted $142,508 (MXN 1,449,989) of promissory notes into subscription proceeds and issued 280,000 common shares. The subscribers to the subscription proceeds have agreed to purchase one unit for each $1.00 of debt. Each unit consists of two shares of the Company’s common stock and one warrant each exercisable at $0.75, which expire in four years.

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

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2009

(Unaudited) (Expressed in U.S. Dollars)

11.

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

12.

STOCK COMPENSATION PROGRAM

On March 18, 2009, the board of directors approved the granting of stock options according to the 2008 Nonqualified Stock Option Plan (“2008 Option Plan”) whereby the board is authorized to grant to employees and other related persons stock options to purchase an aggregate of up to 6,000,000 shares of the Company's common stock. Subject to the adoption of the 2008 Option Plan, the options were granted and vest, pursuant to the terms of the 2008 Option Plan, in three equal installments, with the first installment vesting at the date of grant, the second installment vesting September 18, 2009 and the last installment vesting March 18, 2010.

In the three months ended May 31, 2009, the Company awarded 150,000 options to purchase common shares (2008 – 1,250,000) and recorded stock-based compensation expense of $156,138 (2008 - $176,510). The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2009 & 2009:

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2009

(Unaudited) (Expressed in U.S. Dollars)

12.

 STOCK COMPENSATION PROGRAM (CONTINUED)

	2009	2008
Expected volatility	110.36%	72.15%
Weighted-average volatility	110.36%	72.15%
Expected dividend rate	-	-
Expected life of options in years	10	10
Risk-free rate	2.95%	3.86%

There were no capitalized stock-based compensation costs at May 31, 2009 or May 31, 2008.

The summary of option activity under the 2008 Option Plan as of May 31, 2009, and changes during the period then ended, is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options			Term

Balance at March 1, 2009	$0.56	4,835,000
Options granted	0.16	150,000
Options exercised	-	-
Options cancelled/forfeited	$0.65	(285,000)

Balance at May 31, 2009	$0.55	4,700,000	8.43	$ 256,450

Exercisable at May 31, 2009	$0.76	2,318,334	7.57	$ 3,750

The weighted-average grant-date fair value of options granted during the three months ended May 31, 2009 and May 31, 2008 was $0.29 and $0.30, respectively.

A summary of the status of the Company’s nonvested options as of May 31, 2009, and changes during the three months ended May 31, 2009, is presented below:

		Weighted-average
		Grant-Date
Non-vested options	Shares	Fair Value

Nonvested at February 28, 2009	2,502,499	$ 0.28
Granted	150,000	0.29
Vested	(450,000)	0.55
Cancelled/forfeited	(105,000)	0.40

Nonvested at May 31, 2009	2,097,499	$ 0.28

As of May 31, 2009, there was an estimated $542,586 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 and 2008 nonqualified stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 1.70 years.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2009

(Unaudited) (Expressed in U.S. Dollars)

13.

WARRANTS

As at May 31, 2009, the Company had a total of 5,789,733 (February 28, 2009 – 7,102,890) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 5,789,733 shares of common stock in the event that these warrants are exercised.

During the three months ended May 31, 2009, the Company received $nil from warrants exercised.

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

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 29, 2008	4,486,100	$1.17

Issued	3,513,400	0.73
Cancelled	(2,043,100)	1.00
Exercised	(330,000)	1.00

Balance, February 28, 2009	7,102,890	$1.03
Issued	783,333	0.43
Cancelled	(2,096,490)	0.66
Exercised	-	-

May 31, 2009	5,789,733	$1.08

As at May 31, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
166,666	$ 0.30	May 8, 2012
200,000	$ 0.40	March 24, 2012
100,000	$ 0.43	September 8, 2010
416,667	$ 0.50	December 31, 2010
250,000	$ 0.65	June 30, 2012
1,793,400	$ 0.75	April 2012 to August, 2013
113,000	$ 1.00	January 31, 2010
1,000,000	$ 1.25	December 31, 2009
250,000	$ 1.30	June 30, 2012
1,000,000	$ 1.50	December 31, 2009
250,000	$ 2.00	June 30, 2012
250,000	$ 2.75	June 30, 2012
5,789,733

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2009

(Unaudited) (Expressed in U.S. Dollars)

14.

RELATED PARTY TRANSACTIONS

For the three months ended May 31, 2009, the Company paid or accrued management fees of $37,834 (May 31, 2008 - $54,077) to certain officers and directors. The Company also paid or accrued $1,947 (May 31, 2008 - $6,157) to certain officers and directors for travel, office and other related expenses.

As at May 31, 2009, accounts payable of $13,000 (May 31, 2008 - $66,000) was owing to a director of the Company and $106,277 (May 31, 2008 - $nil) was owing to a company controlled by a director. In addition, promissory notes of $nil (May 31, 2008 - $640,500) were owed to companies controlled by directors (note 7).

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

15.

SUPPLEMENTAL CASH FLOW INFORMATION

	Quarter Ended May 31, 2009	Quarter Ended May 31, 2008	Period From Inception of Development Stage (March 1, 2004) to May 31, 2009
Interest paid	$-	$13,053	$280,053
Common stock issued on conversion of debt	250,000	103,000	3,570,500
Common stock issued on settlement of notes payable	-	-	1,883,322
Common stock issued for interest costs	82,500	-	82,500
Common stock issued for financing costs	145,000	-	145,000
Common stock issued for mineral property costs	-	-	580,000
Common stock issued for bonuses costs	-	-	232,750
Shares issued for services	13,500	-	365,590

16.

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

On March 3, 2009, the Company entered into a consulting agreement with Dusford Overseas Investments, Ltd., a British Virgin Islands company (“Dusford”). One of the Company’s non-executive directors, Steven Sanders, is a principal of Dusford. Under the agreement, Dusford will provide the Company with a variety of services including financial public relations, strategic planning, acquisition consulting and assistance in securing equity or debt financing. The agreement has an initial term of 12 months beginning on the effective date of March 3, 2009, but the Company has the right to terminate the Agreement early with 30 days’ notice.

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2009

(Unaudited) (Expressed in U.S. Dollars)

16.

 COMMITMENTS (CONTINUED)

Under the terms of the Agreement, the Company paid Dusford a signing fee of 200,000 restricted shares and is paying a monthly fee of $10,000 (payable in shares or cash). The Company will issue Dusford a warrant which entitles Dusford to purchase one million shares of the Company’s common stock at $0.40 per share for three years. The warrant vests and becomes issuable at the close of any financings introduced by Dusford in increments of 100,000 shares for every $100,000 raised.

17.

SUBSEQUENT EVENTS

(a)

In June 2009, the Company signed a definitive agreement to sell its Guazapares project located in South western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount for a total consideration of up to $5.3 million. The sale is subject to satisfaction of various conditions precedent prior to closing. Payment for the properties is expected once the title of the claims has been re-registered in Paramount’s name with the Mining Bureau in Mexico. A 5.7% commission is payable on the closing of the sale.

(b)

In June 2009, the Company cancelled its consulting agreements with Vastani Company, Consulting for Strategic Growth 1, Ltd. and Dusford Overseas Investments, Ltd.

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

Overview

Mexoro Minerals Ltd. (“Mexoro” or the “Company”) is a start-up development stage company and has not yet generated or realized any significant revenues from exploration projects, which commenced on May 1, 2004.  As of May 31, 2009, we had $6,884 in our bank account.

On May 17, 2009 we entered into a letter of agreement and on June 29, 2009 we signed the definitive agreement to sell our Guazapares project located in Southwestern Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5.3 million USD. The sale is subject to satisfaction of various conditions precedent prior to closing and payment for the sale of the properties is expected once the concessions have been re-registered in the name of Paramount Gold de Mexico, SA de C.V.  A 5.7% commission is payable on the closing of the sale.  Mexoro’s Guazapares project comprises 12 claims close to Paramount’s San Miguel discovery.  The purchase price is to be paid in two stages.  The first payment of $3.7 million will be deposited into escrow at closing, and will be released from escrow to Mexoro when the transfer of the 12 claims to Paramount is finalized. An additional payment of $1.6 million is due to Mexoro if, within 36 months following execution of the letter of agreement, either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production. As such, the final repayment of the outstanding debenture with Paramount has been deferred until the closing of the sale of the Guazapares properties.  Interest will accrue on the outstanding amount at 8% per annum and the final payment will be deducted from the first $3.7 million purchase price payable to us.

On November 23, 2008, we signed a letter of intent (“LOI”) and on February 12, 2009 we signed a definitive agreement with Minera Rio Tinto (“MRT”), a related party, to provide us with immediate funding to initiate production at our Cieneguita property, to complete a feasibility study and to continue the exploration of our properties. The definitive agreement covers project financing of up to USD $9,000,000. The major points of the agreement are as follows:

1.

Minera Rio Tinto (“MRT”) and/or its investors will subscribe for up to USD$1 million of a secured convertible debenture at 8% interest (payable in stock or cash). The debenture is convertible into units at $0.60 per unit. Each unit comprises 2 common shares and 1 warrant. Each warrant is exercisable at $0.50 per share for a period of 3 years. The placement will be used for continued exploration of our properties and general working capital. As of May 30, 2009 MRT had contributed the $1 million.

2.

MRT is to provide the necessary working capital to a Mexican joint venture company owned 75% by MRT and 25% by us.  The purpose of the joint venture company is to begin and maintain mining operations estimated to be $3,000,000 used for the purpose of putting the Cieneguita property into production. MRT will spend 100% of the money to earn 75% of the net cash flow from production in the joint venture company. Mexoro will contribute its mining equipment located at Cieneguita to the joint venture company.  If, at any time, the joint venture company is dissolved Mexoro’s mining equipment will be returned to Mexoro.  The agreement will limit the extraction of the mineralized material that is available from surface to a depth of 15 meters or approximately 10% of the mineralized material found to date.  It is anticipated that production at the rate of 750 tonnes per day will commence by July 2009 though no assurance may be given that production will ever start on the property. The joint venture company is in the process of being registered in Mexico

3.

MRT will spend up to USD $5 million to take the Cieneguita property through the feasibility stage. In doing so, MRT will earn a 60% interest in Mexoro’s rights to the property. After the expenditure of the $5 million all costs will be shared on a ratio of 60% to MRT and 40% to Mexoro Minerals. If we elect not to pay our portion of costs after the $5 million has been spent, our position shall revert to a 25% carried interest on the property.

4.

Initially, portions of the joint venture agreement required for us to obtain consent from Paramount Gold and Silver Corporation, our secured convertible debenture holder or for us to repay the debenture held by Paramount Gold and Silver Corporation. Subsequently, we repaid approximately $1,300,000 of the debenture owed to Paramount Gold and Silver Corp and in doing so, Paramount agreed to release the Cieneguita property as part of its security under the debenture. Therefore, we no longer need the consent of Paramount to begin extraction of mineralized material at Cieneguita.

5.

The Spanish version of this agreement is the governing agreement in case of dispute between the English version and the Spanish versions.

As of May 31, 2009, MRT had contributed its $1 million commitment. It has also initiated steps to take the Cieneguita project to production with commencement of drilling, sampling and metallurgical testing. MRT also sent 4,203 tons of material to MRT’s milling facility located in Sinaloa, Mexico to determine grade recovery and best milling practise to process the mineralized material. Initial results from the commercial pilot test have been positive.

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

The Paramount LOI called for Paramount to invest a minimum of $4 million and maximum of $6 million into the Company, at a fixed price of $0.50 per unit by June 23, 2008. This date was extended until July 21, 2008 and then to August 5, 2008. Paramount was unable to complete the minimum investment on August 5, 2008 and as such the strategic alliance with Paramount was terminated on August 6, 2008. Prior to the termination, we issued three debentures to Paramount in the amount of $1,370,000. The proceeds from these placements were primarily used to continue the drilling programs on our Cieneguita and Guazapares properties

On August 6, 2008, the strategic alliance between Mexoro and Paramount was terminated, including Paramount’s right of first refusal on financings. As a result of Paramount holding convertible debentures in the amount of $1,370,000 resulting from advances made to Mexoro Minerals to fund exploration, they agreed to defer interest payments on the advances until September 10, 2008. The September 10, 2008 interest payment date was subsequently extended again to November 10, 2008. All interest payments were brought up to date by December 30, 2008 and we are now current with all of our interest payments to Paramount Gold and Silver Corp as the final payments will be deducted from the proceeds of the sale of the Guazapares project.

In March, 2009 we entered into an agreement with Paramount Gold and Silver Corp. (“Paramount”) restructuring our payment terms on the three outstanding secured convertible debentures held by Paramount. Under the terms of the agreement we paid Paramount $1,000,000 to cancel two debentures held by them, the first debenture issued May 9, 2008 for $500,000 and the third debenture issued to them July 11, 2009 for $500,000. We also amended the second debenture that we issued to them in June 18, 2009 in the face amount of $370,000. The amount of that debenture was increased to $521,047.37 which, among other things, includes interest accrued to March 31, 2009. We were obligated to make a payment on March 31, 2009 on this debenture in the amount of $393,547.37 (of which $300,000 was paid on March 31, 2009) and the balance of $127,500 was to be re-paid on April 30, 2009. This remaining amount of $127,500 is interest free as long as the debenture remains in good standing. As part of a restructuring fee, we issued to Paramount 150,000 shares of our common stock. As we were granted an extension for the balance of the March 31, 2009 payment, we have issued an additional 100,000 shares to Paramount as an extension fee. As part of the agreement, Paramount has released its security interest on our Cieneguita properties. The other security as described in the original security agreement issued with the original debentures remains in place until the amended debenture has been repaid in full.

On May 17, 2009, when we entered into the letter of Agreement with Paramount to sell our Guazapares properties, Paramount agreed to defer all of the outstanding payments plus accrued interest until the closing of the sale of the properties and the final payment will be taken from the funds in escrow, held for the sale of the Guazapares project to Paramount.

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. While we believe that we have raised sufficient funds in our recent offerings to allow us to continue in business until August 31, 2009, we may not be able to continue in business beyond that date unless we obtain additional capital. As of May 30, 2009, the joint venture with MRT had generated approximately gross revenue of $595,800 of which $148,950 is attributable to us under the joint venture agreement. We are expecting additional revenue subsequent to May 30, 2009 from an additional bulk sample that is being processed at MRT’s facilities. The amount of revenue to be received from the test cannot be determined at this time. In fact, no assurance may be given that any revenue will be realized from the second bulk sample test. Once MRT puts the Cieneguita property into production, anticipated to be in August  2009, we anticipate the 25% interest to generate ongoing revenue for us. The timing and amount of revenue, at this time, cannot be determined and no assurance may be given that any revenue will be generated from the operations at Cieneguita.

For the 12-month period from June 2009 through May 2010, we need to raise additional capital to maintain operations. We will need a minimum of $2,579,000 for property payments, $221,047 to repay the convertible debenture to Paramount Gold and Silver Corp if our sale of the Guazapares properties to Paramount does not close, and an additional $840,000 for general and administrative costs. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as detailed below. The following table shows our contractual property payments that are due until May 2010:

Name	Date	Payment Type	USD

Guazapares Property[1]	August 2008	Property payment	$110,000

Sahuayacan Property[2]	March 2009 to April 2010	Property payments	$75,000

Encino Gordo Property[3]	December 2008 and December 2009	Property payments	$200,000

San Antonio (Guazapares)	January 2009 & January 2010	Property payments	$550,000

Sahuayacan Property ( La Estrella y la Sultana Menor )[4]	January 2009 & January 2010	Property payments	$534,000

Segundo Santo Nino (Sahuayacan)	November 2009 & May 2010	Property payments	$150,000

Cieneguita Property	May 2009 & May 2010	Property payment	$210,000

San Francisco (Guazapares)	June 2009	Property payment	$250,000

Guazapares Property	August 2009	Property payment	$500,000

1 All Guazapares payments due by December 31, 2007 have been deferred, until in the opinion of the directors of Mexoro, Sunburst de Mexico and Mexoro have sufficient funds to make the payments. This includes deferred payments of $100,000 due in November 2005, $60,000 due in August 2006 and $140,000 due in August 2007. Mexoro has not made the payment of $110,000 that was due in August 2008. Based on the signing of the definitive agreement to sell the Guazapares properties to Paramount, we are renegotiating the terms of payment.

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

Additionally, if our exploration during that time period is successful, we may need to raise additional capital to fund those exploration programs. At this time, we cannot assess with any accuracy our total capital needs to fund an expanded exploration program beyond our basic program. We do not have any additional sources of additional capital to fund our operations beyond August 31, 2009. We also believe that, other than the initial bulk sample test done by MRT, we cannot determine if the joint venture with MRT will generate any revenues that would allow us to continue operations. If we are unable to raise additional capital through debt or equity beyond August 31, 2009, it is most likely that we would need to cease operations and forfeit our properties as we would be unable to make the necessary property payments.

Plan of Operation

Summary

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. On May 17, 2009 we entered into a letter of agreement and on June 29, 2009 we signed the definitive agreement to sell our Guazapares project located in Southwestern Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5.3 million USD. The sale is subject to satisfaction of various conditions precedent prior to closing and payment for the sale of the properties is expected once the concessions have been re-registered in the name of Paramount Gold de Mexico, SA de C.V. A 5.7% commission is payable on the closing of the sale. Mexoro’s Guazapares project comprises 12 claims close to Paramount’s San Miguel discovery. The purchase price is to be paid in two stages. The first payment of $3.7 million will be deposited into escrow at closing, and will be released from escrow to Mexoro when the transfer of the 12 claims to Paramount is finalized. An additional payment of $1.6 million is due to Mexoro if, within 36 months following execution of the letter of agreement, either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production. As such, the final repayment of the outstanding debenture with Paramount has been deferred until the closing of the sale of the Guazapares properties. Interest will accrue on the outstanding amount at 8% per annum and the final payment will be deducted from the first $3.7 million purchase price payable to us.

On November 23, 2008 we signed a letter of intent (“LOI”) and on February 12, 2009 we signed a definitive agreement with Minera Rio Tinto (“MRT”) to provide us with immediate funding to initiate production at our Cieneguita property, to complete a feasibility study and to continue the exploration of its properties. The Definitive Agreement calls for project funding of up to USD$9,000,000 to be spent over the next twenty-four month period. To date MRT has contributed $1,000,000 in working capital and has initiated production plans for the Cieneguita project. MRT has shipped a 4,203 tonne bulk sample to its mill in Sinaloa Mexico for processing to verify the metallurgical process need to process the mineralized material from the Cieneguita property.

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

We are not involved in any research and development on our exploration properties. We have no known reserves on the Cieneguita property. Our original strategy was to put the Cieneguita property into production, and as such we purchased approximately $250,000 worth of new and used mining equipment to be used for heap leach production. We contemplated putting the Cieneguita property into production during 2008 but the positive exploration results from our drilling programs changed those plans. The mineralized material that has been defined by the extensive drilling appears to suggest that the mineralized material is far larger than originally contemplated and of a different material that is not suitable for heap leaching. As such, we entered into the joint venture agreement with Minera Rio Tinto to put the Cieneguita into production using a simple crushing and floatation circuit process and not a heap leach operation as originally planned.

With the joint venture with MRT, we do plan to put the Cieneguita project into production in August 2009 but we will not be using the heap leach process as originally contemplated. We still plan to use the equipment as part of the new mining process designed in the joint venture agreement. Though the mining equipment will be contributed to the joint venture company to be used in the mining process, at the end of the joint venture the mining equipment will revert back to us. Then it is managements’ plan to try and sell the equipment that we have purchased. At this time, we have no estimates on what the equipment will be worth in the secondary market. If we are unable to sell it, we may lose all of our capital investment. No assurances can be given that we will be able to sell the equipment at a price to recover our original investment, or at all.

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

Exploration Projects – Current Status

To date the Sierra Madre gold exploration program has been focused on advancing current exploration projects to the next exploration stage. During most of 2008, exploration activities were concentrated in four projects: Sahuayacan, Guazapares, Encino Gordo and Cieneguita. However, exploration activities during the quarter ended May 31, 2009 were focused exclusively on the Cieneguita project. The figure below shows the location of the different projects.

This figure is illustrating the location of the Mexoro’s project and the major Au-Ag deposits within the Sierra Madre Gold-Silver Belt

To date most of the data gathered during our field campaigns and drilling programs is completely compiled and is being evaluated. The next exploration stages for all three projects have been already planned.

Cieneguita

During the quarter ended May 31, 2009, Mexoro Minerals concentrated its exploration activities only in the Cieneguita project, where a drilling program has been completed.

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

·

Exploration ongoing; infill drilling program has been designed to expand the size of the mineralized material

Cieneguita is a new gold‐silver and polymetallic discovery made in 2008 by our exploration team. The project consisting of three concessions totaling 822 hectares is located in Chihuahua State, Mexico. The area has well developed infrastructure being located 20 km to the north of Gold Corp’s El Sauzal mine. Mexoro holds a 100% interest subject to a sliding scale royalty starting at USD$20 per ounce of gold sold from the property up to a maximum payment of USD$2 million.

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

Mexoro has received analysis results for only 58 holes (CI-01 to CI-54, CI-67, CI-69, CI-71 and CI-74). A complete listing of the drill logs is published at our website, www.mexoro.com. The assay results from the remaining 42 holes are still pending. No assurance may be given, though, that these new holes will have the same values as previously analyzed holes. Two different styles of mineralization have been identified: precious (gold‐silver) and base (lead‐zinc-silver) metal mineralization, with higher gold‐silver grades starting on surface and lead‐zinc-silver mineralization intercepted at depth and to the west of the Cieneguita deposit. We interpret the Cieneguita deposit as a diatreme breccia body where disseminated oxide and sulphide mineralization is mainly hosted by quartz‐sericite altered diatreme breccias and lapilli tuffs.

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

Because of the favorable mapping, sampling and drilling results in Cieneguita, we initiated a brownfield exploration program aimed at locating additional mineralization within our properties. The exploration process around the main mineralization zone at Cieneguita has identified two new areas of mineralization 500 meters to south of the current known mineralization. These two areas known as Piedras Blancas and Piedra Amarilla are exhibiting the same size, characteristics, and intensity of alteration-mineralization on surface as encountered at Cieneguita. No assurance, though, may be given that any positive exploration results will come from these similarities.

This brownfield exploration program for the Piedras Blancas area has now been completed. As a result of this mapping and sampling program, we have designed a drilling exploration program consisting initially of 3,000 meters of drilling to test three different targets. As we do not have available capital at this, no assurance may be given that we will initiate this drilling program.

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

Guazapares

On May 17, 2009 we entered into a letter of agreement and on June 29, 2009 we signed the definitive agreement to sell our Guazapares project located in South western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5.3 million USD. The sale is subject to satisfaction of various conditions precedent prior to closing and payment for the sale of the properties is expected once the claims have been re-registered in the name of Paramount Gold de Mexico, SA de C.V. A 5.7% commission is payable to non-affiliates on the closing of the sale. Mexoro’s Guazapares project comprises 12 claims close to Paramount’s San Miguel discovery. The purchase price is to be paid in two stages. The first payment of $3.7 million will be deposited into escrow at closing, and will be released from escrow to Mexoro when the transfer of the 12 claims to Paramount is finalized. An additional payment of $1.6 million is due to Mexoro if, within 36 months following execution of the letter of agreement, either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production. As such, the final repayment of the outstanding debenture with Paramount has been deferred until the closing of the sale of the Guazapares properties. Interest will accrue on the outstanding amount at 8% per annum and the final payment will be deducted from the first $3.7 million purchase price payable to us.

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

Sahuayacan

Mexoro has completed a diamond drilling program of 13 holes comprising 2,027 meters. Three of the 13 holes were directed to test the Santo Niño vein, two drillholes were collared on the La Cumbre target and two more were drilled on the south of the property to test the Santa Teresa target. Of the 13 drillholes, only three have intersected economically attractive mineralization. The mineralized intercepts are as follows:

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

Proposed 2009 Program: Exploration Projects – Potential and Next Exploration Stage

Over the next twelve month, we intend to explore our three projects (Cieneguita, Sahuayacan and Encino Gordo) to determine whether there are economically attractive concentrations of gold and gold-silver mineralization. We do not intend to hire any additional employees or to make any purchase of equipment over the next twelve months, as we intend to rely upon current personnel for the exploration work being conducted.  At this time, though, the exploration program is only planned for the next 12 months, which we will undertake when the necessary capital has been raised to complete these programs. We do not have any sources of capital indentified at this time and no assurance can be given that we will be able to complete the proposed exploration program.

The following exploration program, assuming the necessary capital is available, has been planned for each of the projects:

Cieneguita

The recent exploration activities in Cieneguita have shown that additional exploration is warranted. Our president has made the following determinations to date:

·

Infill drilling displays continuity of mineralization and overall grades.

·

Mineralization extends 900 meters along strike, is up to 300 meters wide and is open to the Southwest and open to depth.

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

Initiating a pre-feasibility study and;

·

Commencing exploration drilling program at the Piedras Blancas project.

The proposed exploration budget for the Cieneguita project for 2009 is $1,128,047. This budget does not include any money to be spent by MRT in our joint venture program with them. The break down of the expenditures is as follows:

Geochemistry	$130,050
Geophysics	$0
Safety	$3,000
Land Costs	$0
Contractors	$894,760
Travel and Vehicles	$37,820
Field Support	$4,500
Communications	$4,200
Subtotal	$1,074,330
Contingency (5%)	$53,717
Total	$1,128,047

We do not have the necessary working capital at this time to implement this exploration program.  There are no known reserves on the Cieneguita property.

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

We believe that all evidence suggests that the mineralization is controlled by a circular feature that may represent a caldera margin running from the Santa Teresa target up to north to the La Cumbre target. This evidence opens up the potential to further extend the mineralization found at Santa Teresa and La Cumbre targets further north though no assurance may given that any mineralization will be found.

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

We do not have the necessary working capital at this time to implement this exploration program.  There are no known reserves on the Sahuayacan properties.

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

Potential exists in this area to find a porphyry-style system and a similar gold mineralization, though, no assurance may be given that any mineralization whatsoever will be found. The proposed exploration program for the upcoming year will be focused on trying to asses the potential of the identified targets, including:

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

We do not have the necessary working capital at this time to implement this exploration program.  There are no known reserves on the Encino Gordo properties.

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

The proposed exploration program is to be undertaken by the Mexoro’s exploration team using in-house knowledge in combination for support and guidance of high-quality consultant with expertise in the region. The new targets generation program is aimed to feed our project pipeline two at drilling stage and/or near drilling stage projects per year.  We do not have the necessary working capital at this time to implement this target generation program.

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

We do not have the necessary working capital at this time to implement this target generation program.

Results of Operations

Three months ended May 31, 2009 compared to the three months ended May 31, 2008.

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

The Company earned its 25% proportionate revenue from the joint venture with MRT from the commercial pilot test during the three months ended May 31, 2009. Other than the commercial pilot test, which generated $149,000 in revenue, we did not have commercial production of any of our properties in 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the development stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Costs

We did not incur any operating costs during the three months ended May 31, 2009 or 2008 due to the fact that we did not achieve production from exploration activities during either year.

Expenses

Our expenses decreased to $815,000 for the three months ended May 31, 2009 compared to $1,908,000 for the three months ended May 31, 2008. The decrease is primarily attributable to lower exploration costs which was due to lack of funding, and curtailment of exploration on Cieneguita because of  the joint venture agreement with MRT, where MRT has agreed to spend up to $5,000,000 to take Cieneguita to a feasibility stage.

General and administrative expenses increased slightly to $667,000 in the three month ended May 31, 2009 compared to $615,000 in the three months ended May 31, 2008. The increase during the current three month period is attributable to higher legal fees offset by lower travel costs. Included in the general and administrative expenses, is the non-cash stock-based compensation expense of $185,000 in 2009 compared to $189,000 in 2008. The amount for the three-month period in 2009 had $156,000 of stock-based compensation expense relating to options granted to officers, directors and consultants and $29,000 of stock-based compensation relating to warrants. The amount for the corresponding period in 2008 relates to stock options granted to management and key personnel and compensation relating to warrants for $177,000 and $12,000, respectively.

Accounting and legal fees increased to $175,000 in the three months ended May 31, 2009 compared to $74,000 in the three months ended May 31, 2009. The increase was primarily attributable to higher legal costs relating to issuance, payment and restructuring of convertible debentures.

Mineral exploration in the three months ended May 31, 2009 decreased to $171,000 compared to $1,293,000 for the three months ended May 31, 2008 as the Company reduced its exploration activity as described above.

Loss

Our net loss decreased to $1,073,000 for the three months ended May 31, 2009 compared to $2,322,000 for the three months ended May 31, 2008.

Other than the lower operating loss as described above, this change in our loss was attributable to higher interest expense recognized in 2009 relating to beneficial conversion feature offset by gain on settlement of repayment of convertible debentures.

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

As of May 31, 2009, we had total assets of $666,000, total liabilities of $6,113,000 and a deficit of $42,937,000 accumulated during the development stage.

Cash and Working Capital

We had cash and cash equivalents of $6,884 as of May 31, 2009, compared to cash of $12,947 at February 28, 2009 and $4,467 at May 31, 2009. We had working capital deficiency of $4,821,000 as of May 31, 2009, compared to a working capital deficiency of $4,657,000 as of February 28, 2009 and $3,509,000 as of May 31, 2008.

During the first quarter of 2009, we reduced the activities for our exploration program considerably but have continued to incur corporate administrative expenses but were unable to raise sufficient funds to pay many of our suppliers. Our accounts payable and accrued liabilities increased from $1,341,000 in the first quarter of 2008 to $2,742,000 in the first quarter of 2009, most of which being carried forward from the fiscal year ended February 28, 2009. Of the $2,742,000 accounts payable and accrued liabilities as of May 31, 2009, $1,559,000 related to exploration expenses.

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $4,400,000 from June 2009 to May 2010 to carry out exploration and administration activities on our Mexican mineral properties. We also anticipate spending approximately $840,000 during the next 12 months on general and administrative costs. At this time we do not have the necessary capital to initiate the exploration program and to cover general and administrative costs.

We will need to raise additional working capital to maintain basic operations. We plan to raise those funds through the sale of equity or debt. Other than our definitive agreements signed with MRT and Paramount, at  this time  we do not have any  other sources to raise additional capital for the Company and no assurance may be given that we will be able to find sources to raise additional capital. Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration properties.

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

Cash Used in Operating Activities

Cash used in operating activities decreased to $387,000 for the three months ended May 31, 2009 compared to $1,003,000 for the three months ended May 31, 2008. The cash used in operating activities was primarily for exploration costs and general and administrative expenses.

Cash Used in Investing Activities

The Company used cash of $14,000 for purchase of equipment for the three months ended May 31, 2009 compared to cash used of $nil for purchase of equipment for the three months ended May 31, 2008.

Financing Activities

Cash provided by financing activities decreased to $335,000 for the three months ended May 31, 2009 compared to $992,000 for the three months ended May 31, 2008. Almost all of the cash provided by financing activities was from issuing of convertible debentures and notes payables. Cash provided by financing activities was used to fund our operating and investing activities.

We anticipate continuing to rely on equity sales of our common stock or issuance of debt in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

During the three months ended May 31, 2009, the Company issued a total of $1,894,557 convertible debentures to Paramount, MRT and other investors:

The convertible debentures of $221,047 to Paramount with principal and accrued interest at 8% per year are convertible into 442,094 units at a price of $0.75 per unit at the discretion of Paramount.  Each unit shall be comprised of one common share plus one-half common share purchase warrant. One full warrant is exercisable immediately at a price of $0.50 for four years.

The convertible debentures of $237,510 to MRT with principal and accrued interest at 8% per year are convertible into 455,850 units at a price of $0.60 per unit at the discretion of MRT.  Each unit shall be comprised of two common share plus one common share purchase warrant. One full warrant is exercisable immediately at a price of $0.50 for three years.

The convertible debentures of $1,400,000 to MRT and other investors with principal and accrued interest at15% per year are convertible into 7,000,000 units at a price of $0.20 per unit at the discretion of the investors.  Each unit shall be comprised of one common share plus one common share purchase warrant. One full warrant is exercisable immediately at a price of $0.30 for three years.

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

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at May 31, 2009, the Company had working capital deficiency of $4,821,000 (May 31, 2008 – working capital deficiency of $3,042,000) and an accumulated deficit during the development stage of $42,937,000 (May 31, 2008 - $36,150,000). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4 and Item 4(T).

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not designed and were not effective in providing reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified because the Company did not have sufficient personnel resources within the accounting function to affect timely financial close.

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

In February 2007, Mexoro obtained a temporary restraining order in a civil action against Mr. Argang Schariat for libel and slander. In June 2009 this restraining order was continued against Mr. Schariat. The civil action for the restraining order was made before the Tribunal of Vevey, Switzerland. We believe that Mr. Schariat is refusing to abide by the Swiss Court ruling and we are taking the necessary steps to enforce our rights by filing a criminal complaint against Mr. Schariat for libel and slander. The hearing for this criminal complaint against Mr. Schariat has not been scheduled yet. If we are successful in our action, it is unlikely that we would be able to recover any damages from Mr. Schariat as he has asserted that he plans to declare bankruptcy to avoid paying any penalties.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Name	# of Shares	# of Warrants Issued **	Dated	Price per Share	Amount USD$	Notes
Paramount Gold and Silver Corp.	75,000	-	04/02/2009	$0.30	Stock issued for interest cost	(1) (6)
Paramount Gold and Silver Corp.	25,000	-	04/24/2009	$0.30	Stock issued for interest cost	(2) (6)
Terra Exploracion Y Mineria S.A. DE C.V.	833,334	416,667	05/13/2009	$0.30	$250,000	(3) (5)
Consulting for Strategic Growth 1 Ltd.	42,857	-	05/18/2009	$0.315	Stock issued for services	(4) (6)

* Affiliate of the Company.

** Each warrant entitles the holder to purchase one share of common stock.

(1)

On April 2, 2009, the Company issued 75,000 shares to Paramount Gold and Silver Corp. in consideration of interest costs for the convertible debentures.

(2)

On April 24, 2009, the Company issued 25,000 shares to Paramount Gold and Silver Corp. in consideration of interest costs for the convertible debentures.

(3)

On May 13, 2009, the Company issued 416,667 units (consisting of two common shares of the Company and one warrant, exercisable at $0.50 to purchase one share) to Terra Exploracion Y Mineria S.A. DE C.V. for subscription proceeds of $250,000. The warrants will expire on December 31, 2010.

(4)

On May 18, 2009, the Company issued 42,857 shares to Consulting for Strategic Growth 1 Ltd. in exchange of investor relation services of $13,500.

(5)

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

(6)

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

Item 3.

Defaults Upon Senior Securities

On January 14, 2009, the Company received Notice of Acceleration of three outstanding Secured Convertible Debentures held by Paramount Gold and Silver Corp. Paramount Gold and Silver alleged that we defaulted upon a series of debentures issued from May to August 2008 totaling $1,370,000. Paramount Gold and Silver alleged that these defaults arose from a failure to make interest payments in a timely manner and a failure to register securities into which the debentures were convertible, in a timely manner. We disagree with Paramount Gold and Silver’s assessment and do not consider ourselves in default of the debentures. Subsequently, we have repaid a portion of these debentures and have negotiated the repayment of the balance still owing on the debentures.

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

Date:  July 20, 2009