Form 10-K/A
period 2009-02-28
MEXORO MINERALS LTD
filed 2009-08-25
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A

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

EXPLANATORY NOTE

Mexoro Minerals, Ltd. is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended February 28, 2009, which was filed with the Securities and Exchange Commission on June 15, 2009 (the "Original Filing"), to amend certain information primarily relating to Item 8 – Financial Statements and Supplementary Data, Item 9A(T) – Controls and Procedures, and Exhibit 31.1 - Certification.

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

Vancouver, Canada

May 31, 2007

Comiskey & Company Professional Corporation

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

(vii)

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of February 28, 2009 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation along with the report from the Company’s independent registered public accounting firm, our management has concluded that, as of February 28, 2009, the Company had a material weakness in its internal control over financial reporting. Accordingly, our internal control over financial reporting is ineffective as of February 28, 2009. Specifically, the management determined that the Company did not have sufficient personnel resources with the accounting function to affect timely financial close.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

Date: August 25 , 2009