Form 10-Q/A
period 2009-05-31
MEXORO MINERALS LTD
filed 2009-08-25
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

Mexoro Minerals, Ltd. is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its Quarterly Report on Form 10-Q/A for the fiscal period ended May 31, 2009, which was filed with the Securities and Exchange Commission on July 20, 2009 (the "Original Filing"), to amend certain information relating to Exhibit 31.1 - Certification.

This Amendment No. 1 on Form 10-Q/A does not update other items or disclosures in the Original Filing. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

Date:   August 25 , 2009