Form 10-Q
period 2009-08-31
MEXORO MINERALS LTD
filed 2009-10-09
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009
Commission file number 000-23561
MEXORO MINERALS LTD.
(Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation)	84-1431797 (IRS Employer Identification Number)

Mountain View Center 12303 Airport Way, Suite 200 Broomfield, CO. (Address of principal executive offices)	80021 (Zip Code)
Registrant’s telephone number, including area code: (303) 327 1587
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2009 the Issuer had 38,620,493 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS
MEXORO MINERALS LTD.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)
August 31, 2009

MEXORO MINERALS LTD.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	August 31, 2009	February 28, 2009
	(Unaudited)	(Audited)
Assets

Current
Cash and cash equivalents	$8,146	$38,704
Accounts receivable	393,150	248,589
Prepaid expenses	30,326	34,048

	431,622	321,341

Equipment (note 4)	264,843	275,900

Total assets	$696,465	$597,241

Liabilities

Current
Accounts payable and accrued liabilities	$2,175,588	$2,679,512
Current portion of loans payable (note 9)	60,248	63,232
Promissory notes (note 7)	1,150,377	968,543
Current portion of convertible debentures (note 8)	1,746,211	1,267,314

	5,132,424	4,978,601

Loans payable (note 9)	740	7,608
Convertible debentures (note 8)	866,994	673,887

Total liabilities	6,000,158	5,660,096

Stockholders’ deficiency
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 10)
Issued: nil	—	—
Common stock
Authorized: 200,000,000 shares without par value
Issued: 38,420,493 (2009 - 31,019,302) (note 11)	27,050,401	25,556,901
Additional paid-in capital	13,122,872	12,676,908
Stock subscriptions	170,000	121,258
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the development stage	(43,847,088)	(41,864,219)
Other comprehensive income (loss)	203,549	449,724

Total stockholders’ deficiency	(5,303,693)	(5,062,855)

Total liabilities and stockholders’ deficiency	$696,465	$597,241

Going-concern (note 3)
Commitments (notes 6, 13 and 16)
Subsequent events (note 17)
The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(A Development Stage Company)
Consolidated Statements of Operations and Deficit
(Unaudited) (Expressed in U.S. Dollars)

					Period from
					Inception of
					Development
					Stage
	Three Months Ended		Six Months Ended		(March 1, 2004)
	August 31,	August 31,	August 31,	August 31,	To August 31,
	2009	2008	2009	2008	2009
Net sales	$243,134	$—	$392,084	$—	$392,084
Cost of goods sold	85,050	—	165,733	—	165,733

Gross margin	158,084	—	226,351	—	226,351

Expenses
General and administrative	719,449	656,003	1,409,327	1,270,923	14,143,546
Mineral exploration (note 6)	152,955	1,462,062	323,952	2,754,885	8,226,178
Impairment of mineral property costs	57,367	—	103,156	—	16,487,871

Operating loss	(771,687)	(2,118,065)	(1,610,084)	(4,025,808)	(38,631,244)
Other income (expenses)
Foreign exchange	1,822	10,313	44,573	29,115	(148,177)
Interest expense	(57,566)	(124,940)	(251,493)	(236,978)	(5,040,666)
Other income	10,091	—	10,091	—	10,091
Loss on sale of assets	578	(1,822)	(1,170)	(4,408)	(2,750)
Loss on settlement of debt	—		(174,786)		(34,342)

Net loss	(816,762)	(2,234,514)	(1,982,869)	(4,238,079)	(43,847,088)
Accumulated deficit, beginning	(43,030,326)	(35,831,576)	(41,864,219)	(33,828,011)	—

Accumulated deficit, ending	$(43,847,088)	$(38,066,090)	$(43,847,088)	$(38,066,090)	$(43,847,088)

Other comprehensive income

Foreign exchange gain (loss) on translation	8,069	6,030	(246,175)	(24,020)	203,549

Total comprehensive loss	$(808,693)	$(2,228,484)	$(2,229,044)	$(4,262,099)	$(43,643,539)

Total loss per share — basic and diluted	$(0.02)	$(0.08)	$(0.06)	$(0.16)	$—

Weighted average number of shares of common stock — basic and diluted	37,448,211	26,901,395	35,280,263	26,440,237	—

The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited) (Expressed in U.S. Dollars)

			Period from
			Inception of
			Development
			Stage
	Six Months Ended		(March 1, 2004)
	August 31,	August 31,	To August 31,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(1,982,869)	$(4,238,079)	$(43,847,088)
Adjustments to reconcile net (loss) to net cash flows:
Write off of note receivable	—	—	57,500
Impairment of mineral property costs	—	—	13,645,000
Issuance of shares for consulting services	13,500	—	365,590
Issuance of shares for interest costs	82,500	—	82,500
Discount on convertible debenture	15,608	93,400	498,966
Non-cash component of loss on settlement of debt	174,786	—	(7,473)
Beneficial conversion feature	98,700	64,133	4,128,599
Stock-based compensation	607,222	341,723	8,577,079
Depreciation	40,788	44,121	223,712
Net change in operating assets and liabilities:
Prepaid expense	7,943	50,048	(28,503)
Accounts receivable	(109,184)	(130,430)	(435,131)
Customer deposits	—	—	(44,809)
Notes payable	—	—	109,337
Accounts payable and accrued liabilities	(316,725)	1,530,072	3,762,330

Cash used in operating activities	(1,367,731)	(2,245,012)	(12,912,391)

Investing activities
Sale of equipment	29,437	—	33,316
Purchase of property and equipment	(23,219)	(13,171)	(588,208)

Cash used in investing activity	6,218	(13,171)	(554,892)

Financing activities
Proceeds from loans payable	—	—	225,817
Proceeds from notes payable	800,808	935,156	3,864,473
Proceeds from convertible debentures	1,573,510	1,370,000	7,362,500
Proceeds from exercise of options	—	—	78,000
Proceeds from exercise of warrants	—	—	3,144,377
Repayment of loans payable	(13,263)	(39,561)	(157,303)
Repayment of notes payable	—	(33,950)	(383,270)
Repayment of convertible debentures	(1,300,000)	—	(1,830,000)
Stock subscriptions	170,000	4,943	461,258
Issuance of common stock	100,000	4,942	756,994

Cash provided by financing activities	1,331,055	2,241,530	13,522,846

Net change in cash	(30,458)	(16,653)	55,563
Effect of foreign currency translation on cash	(100)	5,058	(69,494)
Cash and cash equivalents, beginning	38,704	12,947	22,077

Cash and cash equivalents, ending	$8,146	$1,352	$8,146

Supplemental cash flow information (note 15)
The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
1.	BASIS OF PRESENTATION

Mexoro Minerals Ltd. (formerly Sunburst Acquisitions IV, Inc.) (“Mexoro” or the “Company”) was incorporated in the state of Colorado on August 27, 1997 and on February 15, 2006 its name was changed to Mexoro Minerals Ltd. The Company was formed to seek out and acquire business opportunities. Between 1997 and 2003, the Company was engaged in two business acquisitions and one business opportunity, none of which generated a significant profit or created sustainable business. All were sold or discontinued. Effective March 1, 2004, the Company changed its operations to mineral exploration and the extraction of mineralized material in Mexico.

On February 12, 2009, the Company entered into a joint venture through a definitive agreement for development of Cieneguita project with Minera Rio Tinto, S.A. de C.V. (“MRT”), a company duly incorporated pursuant to the laws of Mexico, which is controlled by a former officer and director of the Company. The purpose of the joint venture is to put the Cieneguita property into production. As per the agreement, MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000. MRT will spend 100% of the funds in exchange for a 75% interest in the net cash flow from production. Accordingly, as of February 12, 2009 the Company is considered to be a development stage company.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended February 28, 2009.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
2.	SIGNIFICANT ACCOUNTING POLICIES
(a)	Recent accounting pronouncements
(i)
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2 Effective Date of FASB Statement No. 157 (FSP 157-2) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial condition or results of operations.

(ii)
In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141 (R) did not have a material impact on the Company’s consolidated financial condition or results of operations.

(iii)
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial condition or results of operations.

(iv)
In March 2008, the FASB issued SFAS No. 161, “Disclosure About Derivative Instruments and Hedging Activities”, an amendment to Financial Accounting Standards Board Financial Accounting Standard No. 133”. SFAS No. 161 requires among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. SFAS No. 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. SFAS No. 161 is effective for fiscal 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial condition or results of operations.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(a)	Recent accounting pronouncements (continued)
(v)
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP No. APB 14-1 did not have a material effect on the Company’s consolidated financial statements.

(vi)
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which applies to the calculation of earnings per share (“EPS”) under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents. Under the final FSP EITF 03-6-1, Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of EITF 03-6-1 on its consolidated financial statements.

(vii)
SFAS No. 165, “Subsequent Events” (“SFAS 165”), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 establishes (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 in the six months ended August 31, 2009 and evaluated subsequent events through September 30, 2009, the issuance date of these condensed consolidated statements. See Note 17 — Subsequent Events. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(a)	Recent accounting pronouncements (continued)
(viii)
On June 15, 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-4 (“EITF 08-4”). EITF 08-4 addressed conforming changes made to EITF Issue 98-5 which resulted from the implantation of EITF Issue 00-27 and SFAS No. 150. EITF Issued 98-5 addresses the accounting for beneficial conversion features. Previously, beneficial conversion features were amortized to the securities earliest conversion date. Under EITF 08-4, beneficial conversion features are amortized to the stated redemption date, if one exists, rather than the earliest termination date. For beneficial conversion features without a stated redemption date, the beneficial conversion features continue to be amortized to the earliest conversion date. EITF 08-4 is effective for fiscal years ending after December 15, 2008 with early application permitted. The effects of implementing EITF 08-4 are to be presented retrospectively with the cumulative-effect of the change being reported in retained earnings at the beginning of the first year presented. The Company adopted EITF 08-4 during the year ended February 28, 2009. As a result of adoption of EITF 08-4, the Company was amortizing its beneficial conversion features of $416,200 to the stated redemption dates of the debentures. As a result, $312,399 of the beneficial conversion features was recognized as interest expense in the consolidated statement of operations for the year ended February 28, 2009 and the remaining $103,801 was recognized in the quarter ended May 31, 2009. Prior to adoption of EITF 08-04, the entire $416,200 beneficial conversion feature would have been recognized in the year ended February 28, 2009.

(ix)
In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations. The FSP will carry forward the requirements in SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The FSP will have the same effective date as SFAS No. 141(R), and will therefore be effective for the Company’s business combinations for which the acquisition date is on or after March 1, 2009. Adoption of this FSP did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

(x)
In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This SFAS is effective for the Company’s interim reporting period ending on August 31, 2009. Adoption of this FSP did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(a)	Recent accounting pronouncements (continued)
(xi)
In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting period ending on August 31, 2009. Adoption of this FSP did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

(xii)
In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166, among other things, eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets. SFAS 166 is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

(xiii)
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This SFAS is effective for the Company’s fiscal year beginning on March 1, 2010. The Company is currently evaluating the impact of the implementation of SFAS No. 167 on its consolidated financial position, results of operations and cash flows.

(xiv)
In June 2009, the FASB issued FASB Statement No. 168, the FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification will be effective for interim and annual periods ending after September 15, 2009. As the Codification is not intended to change or alter existing GAAP, it is not anticipated to materially impact the Company’s consolidated financial statements.

(b)	Accounting Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ form those estimates.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at August 31, 2009, the Company had a working capital deficiency of $4,700,802 (February 28, 2009 — $4,657,260) and a cumulative loss during the development period of $43,847,088 (February 28, 2009 — $41,864,219). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations from its investment in a Mexican mining venture (note 6). In addition, the Company has conducted private placements of convertible debt and common stock (note 11), which have generated a portion of the initial cash requirements of its planned Mexican mining ventures (note 6).

In February 2009, the Company signed a definitive agreement with MRT to provide funding of up to $9,000,000 to the Company to initiate production at its Cieneguita property, complete a feasibility study as well as to continue the exploration of its properties.

In June 2009, the Company signed a definitive agreement to sell its Guazapares project located in South western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5.3 million. The sale is subject to satisfaction of various conditions precedent prior to closing. Payment for the properties is expected once the title of the claims has been re-registered in Paramount’s name with the Mining Bureau in Mexico.

4.	EQUIPMENT

	August 31,			February 28,
	2009			2009
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Software	$23,501	$17,187	$6,314	$5,730
Machinery	271,657	66,335	205,322	193,097
Vehicles	99,801	65,151	34,650	56,456
Computers	27,033	19,999	7,034	9,751
Office equipment	15,920	4,397	11,523	10,866

	$437,912	$173,069	$264,843	$275,900

5.	JOINT VENTURE WITH MRT

On February 12, 2009, the Company entered into a joint venture through a definitive agreement for development of Cieneguita project with MRT. The purpose of the joint venture is to put Cieneguita property into production. As per the agreement, MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000. MRT will spend 100% of the funds in exchange for a 75% interest in the net cash flow from production. The agreement limits the mining of the mineralized material that is available from the surface to a depth of 15 meters or approximately 10% of the mineralized material found to date. The Company incurs no obligations to the joint venture’s creditors as the operations and working capital requirements are controlled by MRT. Accordingly, the Company’s share of income and expenses are reflected in these financial statements under the proportionate consolidation method.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
6.	MINERAL PROPERTIES
The Company incurred exploration expenses as follows in the six months ended August 31, 2009:

				Encino	New
	Sahuayacan	Guazapares	Cieneguita	Gordo	Projects	Total

Drilling and sampling	$—	$—	$68,015	$—	$—	$68,015
Geological, geochemical, geophysics	—	31,684	32,400	—	1,009	65,093
Land use permits	6,206	4,716	29,185	1,873	—	41,980
Automotive	—	443	—	—	—	443
Travel	4,952	216	7,569	—	—	12,737
Consulting	21,403	6,722	72,795	—	—	100,920
Equipment	707	—	2,114	—	—	2,821
General	8,610	7,498	15,773	62	—	31,943

	$41,878	$51,279	$227,851	$1,935	$1,009	$323,952

The Company incurred exploration expenses as follows in the six months ended August 31, 2008:

	Cieneguita				Encino	New
	Operations	Sahuayacan	Guazapares	Cieneguita	Gordo	Projects	Total

Drilling and sampling	$—	$—	$373,472	$1,195,880	$—	$—	$1,569,352
Geological, geochemical, geophysics	—	—	88,038	245,912	—	40,978	374,928
Land use permits	53	74,954	48,049	124,246	(1,646)	—	245,656
Automotive	260	—	3,425	6,905	—	—	10,590
Travel	694	321	29,319	18,126	213	—	48,673
Consulting	12,989	—	119,302	88,358	—	—	220,649
Equipment	109	—	21,116	18,138	—	—	39,363
General	8,764	5,151	83,866	147,451	442	—	245,674

	$22,869	$80,426	$766,587	$1,845,016	$(991)	$40,978	$2,754,885

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
6.	MINERAL PROPERTIES (CONTINUED)
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

In November 2008, the Company signed a letter of intent and on February 12, 2009, a definitive agreement with MRT to initiate production at its Cieneguita property, complete a feasibility study and to continue the exploration of its properties. Under the agreement, MRT and Mexoro’s wholly owned subsidiary Sunburst Mining de Mexico will form a new Mexican joint venture company for the purpose of putting Cieneguita property into production.

The material provisions of the property agreements are as follows:
Cieneguita

MRT assigned to Sunburst de Mexico, with the permission of the owner of the Cieneguita property, Corporativo Minero, S.A. de C.V. (“Corporativo Minero”), all of MRT’s rights and obligations acquired under a previous agreement (the Cieneguita option agreement), including the exclusive option to acquire the Cieneguita property for a price of $2,000,000. As the Cieneguita property was not in production by May 6, 2006, Sunburst de Mexico was required to pay $120,000 to Corporativo Minero to extend the contract. Corporativo Minero agreed to reduce the obligation to $60,000, of which $10,000 was paid in April 2006 and the balance paid on May 6, 2006. The Company made this payment to Corporativo Minero and the contract was extended.

The Company has the obligation to pay a further $120,000 per year for 13 years and the balance of the payments in the 14th year, until the total amount of $2,000,000 is paid. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid, and the balance of $60,000 was paid on December 20, 2007. The Company paid $60,000 on May 12, 2008 of the $120,000 due on May 6, 2008, and the balance was paid in June 2008. The Company is not in default in its payments.

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

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
6.	MINERAL PROPERTIES (CONTINUED)

On February 12, 2009 the Company entered into a definitive agreement for development of Cieneguita project with Minera Rio Tinto (“MRT”), a private Mexican corporation whose president was a former president of our Company. The definitive agreement covers project financing of up to $9,000,000. The major points of the agreement are as follows:

(i)
MRT and/or its investors will subscribe for up to $1 million of a secured convertible debenture at 8% interest (payable in stock or cash). The debenture is convertible into units at $0.60 per unit. Each unit comprises 2 common shares and 1 warrant. Each warrant is exercisable at $0.50 per share for a period of 3 years. The funds from the placement will be used for continued exploration of the Company’s properties and general working capital.

(ii)
MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000 used for the purpose of putting the Cieneguita property into production. MRT will spend 100% of the funds in exchange for a 75% interest in the net cash flow from production. The agreement will limit the mining to the mineralized material that is available from surface to a depth of 15 meters or approximately 10% of the mineralized material found to date.

(iii)
MRT will spend up to $5 million to take the Cieneguita property through the feasibility stage. In doing so, MRT will earn a 60% interest in Mexoro’s rights to the property. After the expenditure of the $5 million all costs will be shared on a ratio of 60% to MRT and 40% to Mexoro. If the Company elects not to pay its portion of costs after the $5 million has been spent, the Company’s position shall revert to a 25% carried interest on the property.

Guazapares

MRT assigned to Sunburst de Mexico, with the consent of the Guazapares property owner Compañía Minera, S.A. de C.V. (“Compañía Minera”), MRT’s rights and obligations concerning the Guazapares property, including the exclusive option, for a term of four years, to purchase eight of the Guazapares property concessions upon payment of $910,000. The total payments for the Company to acquire and retain 100% ownership of all eight concessions are as follows: November 30, 2005 — $100,000 (this payment date was extended — see below), October 31, 2006 — $60,000 (this payment date was extended to February 28, 2007, and then to August 31, 2007- see below), August 2, 2007 — $140,000 (see below), August 2, 2008 — $110,000 and August 2, 2009 — $500,000.

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

In return, Sunburst de Mexico granted MRT a 2.5% net smelter royalties (“NSR”) and the right to extract from the Guazapares concessions up to 5,000 tons per month of rock material; which right will terminate on exercise of the option to purchase the concessions. Otherwise, MRT retained no interest in the Guazapares Property.

In June 2009, the Company signed a definitive agreement to sell its Guazapares project located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount. The sale is subject to satisfaction of various conditions precedent prior to closing. Payment for the properties is expected once the title of the claims have been re-registered in Paramount’s name with the Mining Bureau in Mexico.

As per the agreement, the due dates for all payments for the ownership of Guazapares have been deferred with the property owners for a period of 37 months from the closing date. Sunburst is required to make monthly payment of $6,000 plus $900 in taxes for 36 months commencing on July 20, 2009 and ending on June 10, 2012 for deferment from the escrow fund.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
6.	MINERAL PROPERTIES (CONTINUED)
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

In June 2009, Paramount made the $250,000 payment to Minera Rachasa and acquired the San Francisco concessions as part of the definitive agreement to acquire the Guazapares project.
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

If the option is exercised prior to the expiration of the option period by payment of the purchase price, the obligation to pay the annual payments will be terminated. The San Antonio owner reserved the right to extract from the San Antonio concessions up to 50 tons per day of rock material; this right will terminate on the date of the exercise of the option. MRT and the San Antonio owner reserved a combined 2.5% NSR to be paid to them. MRT reserved no other rights on the San Antonio concessions.

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

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
6.	MINERAL PROPERTIES (CONTINUED)
The following are additional material terms of the New Agreement:
(a)	The share option agreement with MRT was cancelled;
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

Sunburst de Mexico purchased two of the Encino Gordo concessions from MRT for a price of 1,000 pesos (approximately US$100), and MRT assigned to Sunburst de Mexico a first right of refusal to acquire three additional Encino Gordo concessions. The total payments to acquire 100% of these three additional concessions are as follows: $10,000 on June 30, 2006 (paid); $25,000 on December 31, 2006 (paid), $50,000 on December 31, 2007 ($20,000 of this payment was made on January 3, 2008 and the balance was paid on February 29, 2008), $75,000 on December 31, 2008 (the Company was in default). In August 2009, the Company decided to surrender the Encino Gordo 2 mining concession and absolved itself of any further obligations relating to this concession.

Sahuayacan

On June 21, 2006, Sunburst de Mexico entered into an exploration and sale option agreement of mining concessions with Minera Emilio, S.A. de C.V. (“Minera Emilio”) for mineral concessions of the Sahuayacan Property. Minera Emilio granted the Company the exclusive right to conduct exploration on the Sahuayacan property and the Company must pay $282,000 in the following manner: $20,000 on date of signing agreement (paid); $10,000 due December 1, 2006 (paid); $2,500 per month effective from August 21, 2006 to July 21, 2007, for a total of $30,000 (paid); $3,500 per month effective from August 21, 2007 to July 21, 2008 for a total of $42,000 (paid); and $5,000 per month effective August 21, 2008 to July 21, 2011 (all until August 2009 have been made) for a total of $180,000 until the balance of the total $282,000 is paid (36 months).

Segundo Santo Nino (Sahuayacan)

On May 15, 2006, Sunburst de Mexico entered into an exploration contract with Jose Maria Rascon and Sabino Amador Rascon Polanco and, on November 20, 2007, Sunburst de Mexico entered into an exploration contract with Rene Muro Lugo (all three representatives constitute the “Concessionaires”) for the Segundo Santo Nino concession on the Sahuayacan property. Each concession representative owns 33.3% of the total Segundo Santo Nino title. The Company must pay the Concessionaires a total of $255,000 for this concession. As of August 31, 2009, the Company paid $105,000 of the payments required until May 15, 2009, The remaining payments are due on November 15, 2009 ( $30,000) and May 15, 2010 ($120,000).

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
6.	MINERAL PROPERTIES (CONTINUED)
La Maravilla (Sahuayacan)

On January 25, 2008, Sunburst de Mexico entered into an exploration and option agreement with Maria Luisa Wong Madrigal for mineral concessions under the “La Maravilla” project on the Sahuayacan property. The Company must pay Maria Luisa Wong Madrigal $600,000 to acquire 100% of this concession as follows: $33,000 — January 25, 2008 (paid); $33,000 — July 25, 2008 (paid); $34,000 — January 25, 2009 (this payment was made in September 2009); $500,000 — at the option to purchase the concession or 36 months — January 25, 2010.

7.	PROMISSORY NOTES
As at August 31, 2009, the Company had $1,150,377 (August 31, 2008 — $1,784,654) of promissory notes outstanding, comprising the following:
(a)
During the twelve months ended February 29, 2008, the Company converted accounts payable of $465,994 (Swiss Franc (“CHF”) 565,000) into promissory notes. The Company had an implied obligation to pay the accounts payable in Swiss Francs as the funds to pay the expense came from Swiss investors in CHF. Accordingly, the promissory notes were issued in CHF. The notes consist of one warrant for each CHF 5.00 of notes issued, exercisable at $1.00 each. The principal and interest on the notes became due and payable on April 30, 2008. The Company has not repaid the promissory notes as of August 31, 2009 and is in default. The principal and interest on the notes due and payable as of August 31, 2009 was $528,371. The interest rate payable during the default period is 12%.

(b)	$622,006 of promissory notes is due to related parties and their associates that bear no interest and have no terms of repayment (14).
8.	CONVERTIBLE DEBENTURES

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

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
8.	CONVERTIBLE DEBENTURES (CONTINUED)

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

The value assigned to the beneficial conversion feature of the convertible debentures issued to Paramount was $416,200. The fair value of the Warrants attached to the convertible debentures as discussed above was estimated to be $423,000. The fair value of the Warrants was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

2008
Expected volatility	71.48-110.72%
Weighted-average volatility	71.48-110.72%
Expected dividend rate	—
Expected life of warrants in years	4
Risk-free rate	2.30-3.41%

The weighted average fair value of the warrants was $0.30 per warrant, while the weighted average stock price on the dates granted was $0.50. Stock-based compensation for these warrants of $423,000 was being amortized over the one year term of the convertible debentures starting on May 9, 2008.

On March 19, 2009, the Company entered into an agreement with Paramount restructuring its payment terms on the three outstanding secured convertible debentures held by Paramount. Under the terms of the agreement, the Company paid Paramount $1,000,000 to cancel two debentures held by them, one issued on May 9, 2008 for $500,000 and another issued on July 11, 2008 for $500,000.

The Company also amended a debenture issued to them on June 18, 2008 in the face amount of $370,000. The amount of that debenture was increased to $521,047, which, among other things, includes interest accrued on all three debentures to March 31, 2009. The Company was obligated to make a payment on March 31, 2009 on this debenture in the amount of $393,547 and the balance of $127,500 was to be re-paid on April 30, 2009. This remaining amount of $127,500 was interest free as long as the debenture remained in good standing. On March 31, 2009, the Company paid back $300,000. As per the agreement, the remaining amount of $221,047 accrued interest at 8% per year payable monthly, in arrears on the 10th day of each month. On July 8, 2009, the Company entered into a definitive agreement with Paramount to sell the Guazapares project. As part of the agreement, Paramount waived off the interest charges due on the convertible debenture (see note 17).

As part of a restructuring fee, the Company issued to Paramount 150,000 shares of common stock. As part of the agreement, Paramount has released its security interest on the Company’s Cieneguita properties. The other security as described in the original security agreement issued with the original debentures remains in place until the amended debenture has been repaid in full.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
8.	CONVERTIBLE DEBENTURES (CONTINUED)

In March of 2009, the Company approved the issuance of $1,500,000 of Convertible Debenture to four investors, of which $1,300,000 was received in cash and used to liquidate the debentures issued to Paramount (former debenture holders) during the period of May 2008 to July 2008. The Company recognized a loss of $174,786 on the liquidation of the debentures with Paramount. Additionally, the Company converted $100,000 of accounts payable into the convertible debenture and is scheduled to receive $100,000 in cash for the remaining debenture in October, 2009. The debenture is due in one year from the date of issuance and accrues interest at 15% per annum, to be paid quarterly in either cash or stock of the Company valued at a 20% discount of the 20 day trading average prior to the date of payment. The holders have several options to convert the debentures. On July 24, 2009, all of the holders of the Convertible Debentures agreed to irrevocably convert the debentures into a 10% ownership interest in the Company’s Cieneguita mining project. The Company has valued the Cieneguita project at approximately $15,000,000. The 10% ownership interest in the Cieneguita project thus approximates the value of the debentures to be converted.

As consideration for the debentures, the Company granted a security interest in its Cieneguita properties to these debenture holders.

The value assigned to the beneficial conversion feature of the convertible debentures issued to Paramount ($221,047) was $nil. The fair value of the Warrants attached to the convertible debentures as discussed above was estimated to be $48,500. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

2009
Expected volatility	110.36%
Weighted-average volatility	110.36%
Expected dividend rate	—
Expected life of warrants in years	3-4
Risk-free rate	1.21-1.45%

The weighted average fair value of the warrants was $0.75 per warrant, while the weighted average stock price on the dates granted was $0.35. Stock-based compensation for these warrants of $48,500 is being amortized over the one year term of the convertible debentures starting on March 19, 2009.

During the six months ended August 31, 2009, the Company issued $273,510 in convertible debenture to MRT. Under the convertible debenture agreement, the Company also issued one warrant for each $0.60 of convertible debentures issued (note 6). The warrants can be exercised at any time at a price of $0.50 for 3 years.

The value assigned to the beneficial conversion feature of the convertible debentures issued to MRT was $71,866. The fair value of the Warrants attached to the convertible debentures as discussed above was estimated to be $51,800. The fair value was estimated at the date of the grants using the Black-Scholes option pricing model with the following weighted average assumptions:

2009
Expected volatility	108.54-110.36%
Weighted-average volatility	108.54-110.36%
Expected dividend rate	—
Weighted-average expected life of warrants in years	3
Risk-free rate	1.36-1.45%

The weighted average fair value of the warrants was $0.19 per warrant, while the weighted average stock price on the dates granted was $0.32. Stock-based compensation for these warrants of $51,800 is being amortized till December 31, 2010.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
9.	LOANS PAYABLE

As at August 31, 2009, there were loans payable in the amount of $60,988, of which $60,248 is current and $740 is long-term, of which, $43,363 have no repayment terms or interest. The remainder of the loans is repayable in monthly instalments of $1,776, including interest ranging from 5.3% to 15.6% per annum, and is partially secured by specified automotive equipment.

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

11.	COMMON STOCK

In July 2009, the Company received subscription proceeds of $100,000 and issued 500,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of Company’s common stock and one warrant each exercisable at $0.30, which expire in four years.

In June 2009, the Company converted $622,500 of debt into subscription proceeds and issued 2,075,000 common shares. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.60 of debt. Each unit consists of two shares of Company’s common stock and one warrant each exercisable at $0.50, which expires on December 31, 2010.

In June 2009, the Company issued 1,000,000 shares of common stock to an officer of the Company as bonus.

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

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
11.	COMMON STOCK (CONTINUED)

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

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
11.	COMMON STOCK (CONTINUED)
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

On March 18, 2009, the board of directors approved the granting of stock options according to the 2008 Nonqualified Stock Option Plan (“2008 Option Plan”) whereby the board is authorized to grant to employees and other related persons stock options to purchase an aggregate of up to 6,000,000 shares of the Company’s common stock. Subject to the adoption of the 2008 Option Plan, the options were granted and vest, pursuant to the terms of the 2008 Option Plan, in three equal instalments, with the first instalment vesting at the date of grant, the second instalment vesting September 18, 2009 and the last instalment vesting March 18, 2010.

In the six months ended August 31, 2009, the Company awarded 150,000 options to purchase common shares (2008 — 1,450,000) and recorded stock-based compensation expense for the vesting options of $298,722 (2008 — $327,470). The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2009 & 2008:

	2009	2008
Expected volatility	110.36%	62% - 72%
Weighted-average volatility	110.36%	72.15%
Expected dividend rate	—	—
Expected life of options in years	10	2 - 10
Risk-free rate	2.95%	2.82% - 3.86%
There were no capitalized stock-based compensation costs at August 31, 2009 or August 31, 2008.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
12.	STOCK COMPENSATION PROGRAM (CONTINUED)
The summary of option activity under the 2008 Option Plan as of August 31, 2009, and changes during the period then ended, is presented below:

			Weighted-
	Weighted		Average
	Average		Remaining	Aggregate
	Exercise	Number of	Contractual	Intrinsic
Options	Price	Shares	Term	Value

Balance at March 1, 2009	$0.56	4,835,000
Options granted	0.16	150,000
Options exercised	—	—
Options cancelled/forfeited	$0.65	(285,000)

Balance at August 31, 2009	$0.55	4,700,000	8.17	$121,950

Exercisable at August 31, 2009	$0.76	2,853,335	7.68	$40,650

The weighted-average grant-date fair value of options granted during the six months ended August 31, 2009 and August 31, 2008 was $0.29 and $0.49, respectively.
A summary of the status of the Company’s nonvested options as of August 31, 2009, and changes during the six months ended August 31, 2009, is presented below:

		Weighted-
		average
		Grant-Date
Non-vested options	Shares	Fair Value

Nonvested at February 28, 2009	2,502,499	$0.28
Granted	150,000	0.29
Vested	(700,834)	0.55
Cancelled/forfeited	(105,000)	0.40

Nonvested at August 31, 2009	1,846,665	$0.28

As of August 31, 2009, there was an estimated $384,134 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007 and 2008 nonqualified stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 1.40 years.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
13.	WARRANTS

As at August 31, 2009, the Company had a total of 7,327,233 (February 28, 2009 — 7,102,890) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 7,327,233 shares of common stock in the event that these warrants are exercised.

During the six months ended August 31, 2009, the Company received $nil from warrants exercised.

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
The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Balance, February 29, 2008	4,486,100	$1.17

Issued	4,989,890	0.73
Cancelled	(2,043,100)	1.00
Exercised	(330,000)	1.00

Balance, February 28, 2009	7,102,890	$1.03
Issued	2,320,833	0.43
Cancelled	(2,096,490)	0.66
Exercised	—	—

August 31, 2009	7,327,233	$0.95

As at August 31, 2009, the following share purchase warrants were outstanding:

Number of
Warrants	Exercise Price	Expiry Date
166,666	$0.30	May 8, 2012
500,000	$0.30	July 23, 2011
200,000	$0.40	March 24, 2012
100,000	$0.43	September 8, 2010
1,454,167	$0.50	December 31, 2010
250,000	$0.65	June 30, 2012
1,793,400	$0.75	April 2012 to August, 2013
113,000	$1.00	January 31, 2010
1,000,000	$1.25	December 31, 2009
250,000	$1.30	June 30, 2012
1,000,000	$1.50	December 31, 2009
250,000	$2.00	June 30, 2012
250,000	$2.75	June 30, 2012

7,327,233

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
14.	RELATED PARTY TRANSACTIONS

For the six months ended August 31, 2009, the Company paid or accrued management fees of $79,566 (August 31, 2008 — $104,440) to certain officers and directors. The Company also paid or accrued $1,987 (August 31, 2008 — $7,449) to certain officers and directors for travel, office and other related expenses.

As at August 31, 2009, accounts payable of $16,000 (August 31, 2008 — $84,000) was owing to a director of the Company and $144,481 (August 31, 2008 — $nil) was owing to a company controlled by a director. In addition, promissory notes of $nil (August 31, 2008 — $706,791) were owed to companies controlled by directors (note 7).

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.
15.	SUPPLEMENTAL CASH FLOW INFORMATION

			Period From
	Six Months	Six Months	Inception of
	Ended	Ended	Development Stage
	August 31,	August 31,	(March 1, 2004) to
	2009	2008	August 31, 2009
Interest paid	$—	$13,053	$280,053
Common stock issued on conversion of debt	872,500	103,000	4,193,000
Common stock issued on settlement of notes payable	—	—	1,883,322
Common stock issued for interest costs	82,500	—	82,500
Common stock issued for financing costs	145,000	—	145,000
Common stock issued for mineral property costs	—	—	580,000
Common stock issued for bonuses	280,000	—	512,750
Shares issued for services	$13,500	$—	$365,590
16.	COMMITMENTS

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

On March 3, 2009, the Company entered into a consulting agreement with Dusford Overseas Investments, Ltd., a British Virgin Islands company (“Dusford”). One of the Company’s former non-executive directors, Steven Sanders, is a principal of Dusford. Under the agreement, Dusford will provide the Company with a variety of services including financial public relations, strategic planning, acquisition consulting and assistance in securing equity or debt financing. The agreement has an initial term of 12 months beginning on the effective date of March 3, 2009, but the Company has the right to terminate the Agreement early with 30 days’ notice.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
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
17.	SUBSEQUENT EVENTS
(a)	Private Placement Subscription Agreements

On September 21, 2009, the Company entered into private placement subscription agreements with certain U.S. accredited investors and certain Canadian and Non-U.S. investors for the private placement of up to a total of 9,000,000 unregistered shares of the Company’s common stock with 100% warrant coverage at a purchase price of $0.20 per unit. The warrants have an exercise price of $0.30 per share, a two-year term and will not be exercisable until twelve months after their date of issuance. On September 21, 2009, $500,000 of proceeds were released to the Company from escrow. Subject to the payment of certain fees and expenses, the remaining subscription proceeds will be held in escrow and released to the Company upon the filing of a registration statement with the Securities and Exchange Commission covering the resale of the shares and warrants shares issued in the private placement (the “Final Closing”). If the Company fails to file the registration statement by November 30, 2009, the remaining funds held in escrow will be returned to the investors. The Company cannot provide any assurance that the Final Closing will occur, or the aggregate amount of proceeds that will be invested.

In connection with the Company’s private placement to Canadian and non-U.S. investors, the Company has agreed to pay Andean Invest Limited, the Company’s exclusive placement agent, $150,000 at the Final Closing. The placement agent fee does not apply to the private placement to the U.S. investors.

(b)	Departure and Election of Directors and Officers

On September 21, 2009, Manuel Flores and Steven A. Sanders resigned from the Company’s board of directors (the “Board”). The resignations did not involve any disagreement on any matter relating to the Company’s operations, policies or practices. Effective upon his resignation, Mr. Flores entered into an employment agreement with the Company pursuant to which Mr. Flores will serve as an operations manager of the Company and will receive a monthly salary of $5,000. In addition, the Company accelerated the vesting of 241,667 shares of the Company’s common stock underlying Mr. Sanders’ outstanding options and extended the exercise date of all of his 350,000 options until the end of the ten year option term.

Upon the resignations of Mr. Flores and Mr. Sanders, the Company increased the size of its Board to four members and appointed George Young, John Clair and Mario Ayub to the Board. The appointments were a condition to the private placement transaction described above. George Young and John Clair were appointed to the Board effective immediately upon the resignations of Mr. Flores and Mr. Sanders, and Mario Ayub will be appointed to the Board effective October 7, 2009.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009
(Unaudited) (Expressed in U.S. Dollars)
17.	SUBSEQUENT EVENTS (CONTINUED)

In addition, the Company has entered into an employment agreement with Mr. Young. Mr. Young will serve as Chief Operating Officer and will receive a monthly salary of $10,000. On September 21, 2009, the Company also granted Mr. Young options to purchase 1,000,000 shares of the Company’s common stock pursuant to its 2009 Nonqualified Stock Option Plan and form of Nonqualified Stock Option Agreement. The options vest in four equal instalments, with the first instalment vesting on the six month anniversary of the grant date and the remaining instalments vesting every six months thereafter. The options have an exercise price of $0.36 per share.

On September 21, 2009, the Company entered into a consulting agreement with Decerto Group, an entity affiliated with John Clair, pursuant to which we have agreed to pay Decerto Group $5,000 per month for consulting services. The Company has also granted a warrant to Decerto Group to purchase 1,000,000 shares of the Company’s common stock, with an exercise price equal to $0.36 per share. The warrant shares vest in two equal instalments, with the first instalment vesting on the six month anniversary of the date of the consulting agreement, and the second instalment vesting on the one year anniversary of the date of the consulting agreement, contingent upon the Decerto Group continuing to provide consulting services to the Company on such dates.

On September 21, 2009, the Company also entered into a consulting agreement with MRT, an entity affiliated with Mario Ayub, pursuant to which the Company has agreed to pay MRT $5,000 per month for consulting services. Mario Ayub currently serves as the President of MRT. The Company has also granted a warrant to MRT to purchase 300,000 shares of the Company’s common stock, with an exercise price equal to $0.36 per share. The warrant shares vest in four equal instalments, with the first instalment vesting on the six month anniversary of the date of the consulting agreement, and the remaining instalments vesting every six months thereafter, contingent upon MRT Investments Ltd. continuing to provide consulting services to the Company on such dates. In addition, for his service as a director, Mr. Ayub will receive an annual director’s fee of $60,000.

On September 21, 2009, the Company appointed Salil Dhaumya as Chief Financial Officer and Secretary. Mr. Dhaumya will serve as the Company’s principal financial and accounting officer. Previously, Barry Quiroz had been serving as the principal financial and accounting officer. The Company entered into an employment agreement with Mr. Dhaumya pursuant to which Mr. Dhaumya will receive a monthly salary of $7,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q constitute “forward-looking statements”. These statements, which may be identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in such forward-looking statements. Such risks and uncertainties include those set forth under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and in our Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). These forward-looking statements represent beliefs and assumptions only as of the date of this report. We undertake no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K.
Overview
Mexoro Minerals Ltd. (“Mexoro” or the “Company”) is a development stage company and has generated only limited revenues from its Cieneguita project and has not yet generated or realized any revenue from its other two exploration projects. As of August 31, 2009, we had $8,146 in our bank account.
In August 2009, we dropped one of our properties in the Encino Gordo concessions, Encino Gordo 2. Management determined that the property payments due to the concession holder were too expensive and we did not make the option payment at this time. There is currently no plan to try and negotiate the payments for this property.
On May 17, 2009, we entered into a letter of agreement and on June 29, 2009, we signed the definitive agreement to sell our Guazapares project located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5.3 million. The sale closed as of July 10, 2009 but is subject to the satisfaction of various conditions. The material conditions of the agreement have been met and the payment for the sale of the properties is expected to occur when the agreements governing the concessions have been officially re-registered in the name of Paramount Gold de Mexico, SA de C.V. with the Mexican mining authorities. The registration was sent to the Mexican authorities on July 17, 2009 and it is expected to take between 60 and 90 days for the registration process to be completed. No assurance may be given though, that the contracts will be registered on a timely basis or at all. A 5.7% commission was paid on the closing of the sale. Mexoro’s Guazapares project comprises 12 claims close to Paramount’s San Miguel discovery. The purchase price is to be paid in two stages. The first payment of $3.7 million will be deposited into escrow at closing, and will be released from escrow to Mexoro when the transfer of the 12 claims to Paramount is finalized. An additional payment of $1.6 million is due to Mexoro if, within 36 months following execution of the letter of agreement (July 10, 2009), either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production. As such, the final repayment of the outstanding debenture in the amount of $221,047.57 with Paramount has been deferred until the closing of the sale of the Guazapares properties.
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

2.
MRT is to provide the necessary working capital to begin and maintain mining operations, estimated to be $3,000,000, for the purpose of putting the Cieneguita property into production. MRT will spend 100% of the funds in exchange for a 75% interest in the net cash flow from production. Mexoro will contribute its mining equipment located at Cieneguita to the project. Upon the cessation of mining operation, Mexoro’s mining equipment will be returned to Mexoro. The agreement will limit the extraction of the mineralized material that is available under the agreement to material on surface to a depth of 15 meters or approximately 10% of the mineralized material found to date. It is anticipated that production at the rate of 750 tons per day will commence by October 2009 though no assurance may be given that production will ever start on the property.

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

4.
Initially, portions of the joint venture agreement required for us to obtain consent from Paramount, our secured convertible debenture holder or for us to repay the debenture held by Paramount. Subsequently, we repaid approximately $1,300,000 of the debenture owed to Paramount and in doing so, Paramount agreed to release the Cieneguita property as part of its security under the debenture. Therefore, we no longer need the consent of Paramount to begin extraction of mineralized material at Cieneguita.

5.	The Spanish version of this agreement is the governing agreement in case of dispute between the English version and the Spanish versions.
As of August 31, 2009, MRT had contributed its $1 million commitment. It has also nearly completed the steps to take the Cieneguita project to production with the construction of a crushing and floatation circuit. MRT also sent 4,203 tons of material to MRT’s milling facility located in Sinaloa, Mexico to determine grade recovery and best milling practise to process the mineralized material. Initial results from the commercial pilot test have been positive. Currently, approximately 60,000 tons of mineralized material has been extracted and is sitting on the mine site ready for processing.
On May 5, 2008, we signed a letter of intent (the “Paramount “LOI”) to enter into a strategic alliance with Paramount to combine mining and exploration expertise, along with efficient use of personnel, drill rigs and current mining concessions to improve efficiencies and potentially reduce costs for both companies. We believed that the alignment of interest between the two companies created synergy, especially as the two companies’ Guazapares projects are contiguous and create a large land position located in the state of Chihuahua, Mexico.
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
On August 6, 2008, the strategic alliance between Mexoro and Paramount was terminated, including Paramount’s right of first refusal on financings. As a result of Paramount holding convertible debentures in the amount of $1,370,000 resulting from advances made to Mexoro Minerals to fund exploration, they agreed to defer interest payments on the advances until September 10, 2008. The September 10, 2008 interest payment date was subsequently extended again to November 10, 2008. All interest payments were brought up to date by December 30, 2008 and we are now current with all of our interest payments to Paramount as the final payments will be deducted from the proceeds of the sale of the Guazapares project.
In March, 2009 we entered into an agreement with Paramount Gold restructuring our payment terms on the three outstanding secured convertible debentures held by Paramount. Under the terms of the agreement we paid Paramount $1,000,000 to cancel two debentures held by them, the first debenture issued May 9, 2008 for $500,000 and the third debenture issued to them July 11, 2008 for $500,000. We also amended the second debenture that we issued to them in June 18, 2008 in the face amount of $370,000. The amount of that debenture was increased to $521,047.37 which, among other things, includes interest accrued to March 31, 2009. We were obligated to make a payment on March 31, 2009 on this debenture in the amount of $393,547.37 (of which $300,000 was paid on March 31, 2009) and the balance of $127,500 was to be re-paid on April 30, 2009. This remaining amount of $127,500 is interest free as long as the debenture remains in good standing. We issued to Paramount 150,000 shares of our common stock, as part of a restructuring fee. We have also issued an additional 100,000 shares to Paramount as an extension fee for the balance of the March 31, 2009 payment. As part of the agreement, Paramount has released its security interest on our Cieneguita property. The other security as described in the original security agreement issued with the original debentures remains in place until the amended debenture has been repaid in full.
Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. While we believe that we have raised sufficient funds in our recent offerings to allow us to continue in business until October 31, 2009, we may not be able to continue in business beyond that date unless we obtain additional capital. If the sale of the Guazapares property is completed, the resulting $3,700,000 payment will allow us to operate for the next 12 months. No assurance may be given, though, that this sale will close in a timely fashion or at all. On September 21, 2009, we entered into private placement subscription agreements with certain U.S. accredited investors and certain Canadian and Non-U.S. investors for the private placement of up to a total of 9,000,000 unregistered shares of the Company’s common stock with 100% warrant coverage at a purchase price of $0.20 per unit. The warrants have an exercise price of $0.30 per share, a two-year term and will not be exercisable until twelve months after their date of issuance. On September 21, 2009, $500,000 of proceeds were released to the Company from escrow. Subject to the payment of certain fees and expenses, the remaining subscription proceeds will be held in escrow and released to the Company upon the filing of a registration statement with the Securities and Exchange Commission covering the resale of the shares and warrants shares issued in the private placement. If the Company fails to file the registration statement by November 30, 2009, the remaining funds held in escrow will be returned to the investors. The Company cannot provide any assurance that the Final Closing will occur, or the aggregate amount of proceeds that will be invested.

As of August 31, 2009, the joint venture with MRT had generated net cash flows of approximately $1,568,336 of which $392,084 is attributable to us under the joint venture agreement. We are expecting additional ongoing cash flows subsequent to August 31, 2009 from the commencement of operations at the Cieneguita property, starting in October 2009. The amount of net cash flows to be received on Mexoro’s 25% share from operations cannot be determined at this time. In fact, there is significant risk to us for this type of extracting of mineralized material because we have no known reserves on Cieneguita until an independent feasibility study is completed. We can not provide any assurance that the extraction and processing of mineralized material from the Cieneguita property will result in any cash flows for us.
For the 12-month period from September 2009 through August 2010, we need to raise additional capital to maintain operations. We will need a minimum of $770,000 for property payments, $221,047 to repay the convertible debenture to Paramount, if our sale of the Guazapares properties to Paramount does not close, and an additional $1,500,000 for general and administrative costs. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as detailed below. The following table shows our contractual property payments that are due until August 2010:

Name	Date	Payment Type	USD

Guazapares Property[1]	$5,000 per month for 36 months	Property payment	$60,000

Sahuayacan Property	September 2009 to August 2010	Property payments	$60,000

Sahuayacan Property (La Estrella y la Sultana Menor)	January 2010	Property payments	$500,000

Segundo Santo Nino (Sahuayacan)	November 2009 & May 2010	Property payments	$150,000

[1]
All Guazapares payments due have been deferred until July 9, 2012 with an agreement with concession holders. The agreement with the concession holders obligates Mexoro to pay $6,000 plus $900 in taxes per month as a fee for the deferral of the payments. $248,400 has been set aside in escrow as part of the Paramount agreement to buy the concessions. The monthly payments will be sent directly from the escrow account to the concession holders to ensure the payments are kept in good standing.

Additionally, if our exploration during that time period is successful, we may need to raise additional capital to fund those exploration programs. At this time, we cannot assess with any accuracy our total capital needs to fund an expanded exploration program beyond our basic program. If the Paramount transaction does not close, we do not have any additional sources of additional capital to fund our operations beyond October 31, 2009. We also believe that, other than the initial bulk sample test done by MRT, we cannot determine if the joint venture with MRT will generate any revenues that would allow us to continue operations. If we are unable to raise additional capital through debt or equity beyond October 31, 2009, it is most likely that we would need to cease operations and forfeit our properties as we would be unable to make the necessary property payments.
Plan of Operation
Summary
Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. On May 17, 2009, we entered into a letter of agreement and on June 29, 2009, we signed the definitive agreement to sell our Guazapares project located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount for a total consideration of up to $5.3 million USD. The sale closed as of July 10, 2009 but was subject to the satisfaction of various conditions. The material conditions of the agreement have been met and the payment for the sale of the properties is expected to occur when the agreements governing the concessions have been officially re-registered in the name of Paramount Gold de Mexico, SA de C.V. with the Mexican mining authorities. The registration was sent to the Mexican authorities on July 17, 2009 and it is expected to take between 60 and 90 days for the registration process to be completed. No assurance may be given though, that the contracts will be registered on a timely basis or at all. A 5.7% commission was paid on the closing of the sale. Mexoro’s Guazapares project comprises 12 claims close to Paramount’s San Miguel discovery. The purchase price is to be paid in two stages. The first payment of $3.7 million will be deposited into escrow at closing, and will be released from escrow to Mexoro when the transfer of the 12 claims to Paramount is finalized. An additional payment of $1.6 million is due to Mexoro if, within 36 months following execution of the letter of agreement (July 10, 2009), either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production. As such, the final repayment of the outstanding debenture in the amount of $221,047.57 with Paramount has been deferred until the closing of the sale of the Guazapares properties.

On November 23, 2008 we signed a letter of intent (“LOI”) and on February 12, 2009 we signed a definitive agreement with Minera Rio Tinto (“MRT”) to provide us with immediate funding to initiate production at our Cieneguita property, to complete a feasibility study and to continue the exploration of its properties. The Definitive Agreement calls for project funding of up to $9,000,000 to be spent over the next twenty-four month period. To date MRT has contributed $1,000,000 in working capital and has initiated production plans for the Cieneguita project. MRT has shipped a 4,203 ton bulk sample to its mill in Sinaloa Mexico for processing to verify the metallurgical process need to process the mineralized material from the Cieneguita property.
In the event that our exploration program finds exploration targets that warrant additional exploration work, including exploration by drilling, we will not have enough cash available to fund an expanded exploration program. If we decide to expand our exploration program, we would need to raise additional capital to meet these needs. Other than the sale of the Guazapares properties to Paramount, which may or may not close, we currently do not have any sources of additional capital available to us and we may not have any in the future. The failure to raise additional capital would severely curtail our ability to conduct any additional exploration work that might be warranted because of the results of our current exploration program.
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
With the joint venture with MRT, we do plan to put the Cieneguita project into production by October 2009 but we will not be using the heap leach process as originally contemplated. We still plan to use the equipment as part of the new mining process designed in the joint venture agreement. When all mineral extraction has been completed, then it is managements’ plan to try and sell the equipment that we have purchased. At this time, we have no estimates on what the equipment will be worth in the secondary market. If we are unable to sell it, we may lose all of our capital investment. No assurances can be given that we will be able to sell the equipment at a price to recover our original investment, or at all.
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
Such expenditures depend upon the size of the mineralized body, the grade of the mineralized body and the type of mining that is required to extract any minerals that may be found. Regardless, we do not have enough capital available to us to make any such expenditure that would be required to put any mineral property into production, and we therefore would have to raise the additional capital or, if possible, enter into a joint venture for the production phase. If we were to form a joint venture, we cannot assess what our final position in the project would be. We do not have any sources of capital available to us at this time to fund such a project if one should be discovered.
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
Exploration Projects — Current Status
To date the Sierra Madre gold exploration program has been focused on advancing current exploration projects to the next exploration stage. During most of 2008, exploration activities were concentrated in four projects: Sahuayacan, Guazapares, Encino Gordo and Cieneguita. However, exploration activities during the six months ended August 31, 2009 were focused exclusively on the Cieneguita project. The figure below shows the location of the different projects.

This figure is illustrating the location of the Mexoro’s project
To date most of the data gathered during our field campaigns and drilling programs is completely compiled and is being evaluated. The next exploration stages for all three projects have been already planned.
Cieneguita
During the six months ended August 31, 2009, we concentrated our exploration activities only in the Cieneguita project, where a drilling program has been completed.
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
Cieneguita is a new gold-silver and polymetallic discovery made in 2008 by our exploration team. The project consisting of three concessions totaling 822 hectares is located in Chihuahua State, Mexico. The area has well developed infrastructure being located 20 km to the north of Gold Corp’s El Sauzal mine. Subject to the agreements discussed below, Mexoro holds a 100% interest in the property subject to a sliding scale royalty starting at USD$20 per ounce of gold sold from the property up to a maximum payment of $2 million.
We have conducted a series of exploration programs at Cieneguita since March 2007. Our exploration work to date includes 100 diamond core drillholes totaling 20,215 meters of drilling. The drilling exploration program commenced in December 2007 with one drill rig and a second rig was added in July 2008. Due to our financial constraints, one of the drill rigs was removed in October 2008 and drilling continued with one rig until December 19, 2008.

Mexoro has received analysis results for only 58 holes (CI-01 to CI-54, CI-67, CI-69, CI-71 and CI-74). A complete listing of the drill logs is published at our website, www.mexoro.com. The assay results from the remaining 42 holes are still pending. No assurance may be given, though, that these new holes will have the same values as previously analyzed holes. Two different styles of mineralization have been identified: precious (gold-silver) and base (lead-zinc-silver) metal mineralization, with higher gold-silver grades starting on surface and lead-zinc-silver mineralization intercepted at depth and to the west of the Cieneguita deposit. We interpret the Cieneguita deposit as a diatreme breccia body where disseminated oxide and sulphide mineralization is mainly hosted by quartz-sericite altered diatreme breccias and lapilli tuffs.
The mineralized body is shaped like a funnel which has been flattened laterally, measuring over 900 meters by 300 meters as defined by the drill results. Mexoro has completed a cross section-based geological model and has calculated inferred mineralized material of 15.249 million tons with 2.62 g/t Au equivalent based on assays that were composited using the sum of the dollar values for Au, Ag, Pb and Zn in each drill interval. Three-year trailing average prices used were: gold = $727.22 per ounce, silver = $13.66 per ounce, lead = $1.00 per pound, zinc = $1.36 per pound. A cutoff of $30 was applied and weighted averages calculated for each above-cutoff interval. These intervals were projected between drill holes and between sections to produce resource blocks, which were then compiled using weighted averages to produce a total tonnage and grade with a dollar value per ton.
Mineralization intersected in CI-34 (46 meters with 4.68 grams per ton gold, 87.67 grams per ton silver, 0.24% lead and 0.22% zinc) and CI-29 (51 meters with 0.5 grams per ton gold, 55.03 grams per ton silver, 0.34% lead and 0.46% zinc), both collared in the western portion of Cieneguita suggests that mineralization still remains open to west, southwest and to depth in the western part of the Cieneguita deposit. No assurance may be given, though, that additional mineralized material will be found in these areas.
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
Guazapares
On May 17, 2009 we entered into a letter of agreement and on June 29, 2009 we signed the definitive agreement to sell our Guazapares project located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5.3 million USD. The sale closed as of July 10, 2009 but was subject to the satisfaction of various conditions before the release of funds. The material conditions of the agreement have been met and the payment for the sale of the properties is expected to occur when the agreements governing the concessions have been officially re-registered in the name of Paramount Gold de Mexico, SA de C.V. with the Mexican mining authorities. The registration was sent to the Mexican authorities on July 17, 2009 and it is expected to take between 60 and 90 days for the registration process to be completed. No assurance may be given though, that the contracts will be registered on a timely basis or at all. A 5.7% commission was paid on the closing of the sale. Mexoro’s Guazapares project comprises 12 claims close to Paramount’s San Miguel discovery. The purchase price is to be paid in two stages. The first payment of $3.7 million will be deposited into escrow at closing, and will be released from escrow to Mexoro when the transfer of the 12 claims to Paramount is finalized. An additional payment of $1.6 million is due to Mexoro if, within 36 months following execution of the letter of agreement (July 10, 2009), either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production. As such, the final repayment of the outstanding debenture in the amount of $221,047.57 with Paramount has been deferred until the closing of the sale of the Guazapares properties.
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
In August 2009 we dropped one of our properties in the Encino Gordo concessions, Encino Gordo 2. We determined that the property payments due to the concession holder were too expensive and it was not in the best interest of the Company to make the payment at this time. There is no plan, currently, to try and negotiate the payments for this property.
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

Width of
Intersection in
Drill Hole Number	Depth in Meters	Meters	Grade
Drillhole SDH-01 collared on the Santo Niño vein	from 65.00 to 72.50 meters from 96.50 to 104.5 meters	7.50 meters 8.0 meters	2.56 g/t Au 2.98 g/t Au
Drillhole SDH-05 collared on La Cumbre target	from 0 to 4.5 meters	4.5 meters	1.77 g/t Au
Drillhole SDH-12 drilled to test the Santa Teresa vein	from 74.50 to 82.00	7.5 meters	56.01 g/t Au and 283.22 g/t Ag
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

Proposed 2009/2010 Program: Exploration Projects — Potential and Next Exploration Stage
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
On September 21, 2009, we entered into private placement subscription agreements with certain U.S. accredited investors and certain Canadian and Non-U.S. investors for the private placement of up to a total of 9,000,000 unregistered shares of the Company’s common stock with 100% warrant coverage at a purchase price of $0.20 per unit. The warrants have an exercise price of $0.30 per share, a two-year term and will not be exercisable until twelve months after their date of issuance. On September 21, 2009, $500,000 of proceeds were released to the Company from escrow. Subject to the payment of certain fees and expenses, the remaining subscription proceeds will be held in escrow and released to the Company upon the filing of a registration statement with the Securities and Exchange Commission covering the resale of the shares and warrants shares issued in the private placement. If the Company fails to file the registration statement by November 30, 2009, the remaining funds held in escrow will be returned to the investors. The Company cannot provide any assurance that the Final Closing will occur, or the aggregate amount of proceeds that will be invested.
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
•	Completing the infill drilling program by doing an additional 10,000 meters of drilling to expand inferred resources;
•	Continue conducting metallurgical tests;
•	Complete feasibility study and;
•	Commencing exploration drilling program at the Piedras Blancas project.

The proposed exploration budget for the Cieneguita project for 2009 will be conducted by our joint venture partner, Minera Rio Tinto. They will be responsible for spending $5,000,000 over the next 24 months to take the property through to feasibility. The feasibility work will also include exploration on the two new areas to the south of the Cieneguita property.
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
The next exploration stage will include mapping and sampling along the circular feature trying to define additional mineralization areas and drilling targets. The proposed exploration program will include:
•	Mapping and sampling at 1:1,000 scale along the La Cumbre-Santa Teresa trend (mapping-sampling process Completed)
•	Obtaining ASTER image analysis to identify additional alteration-mineralization areas along the semi-circular feature within the entire concession;
•	Identifying drilling targets on the La Cumbre and Santa Teresa areas; and (Drilling targets selected, as shown in images below)
•	Commencing a 4,000 to 6,000 meters exploration drilling program aimed to define the potential of the project.

Drilling Target: La Cumbre. The figure is showing completed mapping and selected drilling targets at La Cumbre (blue dots)
Drilling Target: Santa Teresa. The figure is showing completed mapping and selected drilling targets at La Cumbre (blue dots)

The total exploration budget for Sahuayacan for 2009/2010 is $849,686. The breakdown of the budget is as follows:

Geochemistry	$165,000
Geophysics	$0
Safety	$2,000
Land Costs	$0
Contractors	$599,450
Travel and Vehicles	$34,725
Field Support	$3,850
Communications	$4,200
Subtotal	$809,225
Contingency (5%)	$40,461

Total	$849,686

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
Supergene alteration is represented by an argillic alteration pervasive event developed by the oxidation and alteration of the primary sulfide zone observed at La Junta area. Limonites developed within this supergene event are dominated by goethite (± hematite — jarosite).
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
Potential exists in this area to find a porphyry-style system and a similar gold mineralization, though, no assurance may be given that any mineralization whatsoever will be found. The proposed exploration program for the upcoming year will be focused on trying to asses the potential of the identified targets, including:
•	The porphyry-style mineralization in La Junta area
•	Anomaly N and La Elyka areas
The total 2009/2010 exploration budget for Encino Gordo is $739,232. The exploration expenditures are as follows:

Geochemistry	$84,030
Geophysics	$84,000
Safety	$2,000
Land Costs	$0
Contractors	$507,100
Travel and Vehicles	$17,100
Field Support	$6,650
Communications	$3,150
Subtotal	$704,030
Contingency (5%)	$35,202

Total	$739,232

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
Phase I — Target Generation
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
Key steps may include mainly the following activities, among other considerations:
•	Acquiring geological maps 1:250,000 and 1:50,000 (from Servicio Geologico Mexicano);

•	Generating geological and mineral occurrences base maps;

•	Identifying key host rocks;

•	Completing structural interpretation from known geology, TM imagery, and geophysical data (if available);

•	Integrating mineral occurrences, alteration, lithology and structures;

•	Completing initial targeting using the above compilation; and

•	Selecting and prioritizing targets.

The proposed new target generation budget for 2009/2010 is $438,690. The breakdown of the budget expenditures is as follows:

Geochemistry	$24,000
Geophysics	$0
Landsat Imagery	$30,000
GIS & Database	$40,000
Safety	$1,500
Land Costs	$170,000
Contractors	$99,300
Travel & Accommodation	$24,000
Vehicles	$15,500
Field Support	$7,500
Communications	$6,000
Subtotal	$417,800
Contingency (5%)	$20,890

Total	$438,690

We do not have the necessary working capital at this time to implement this target generation program.
Results of Operations
Three and six months ended August 31, 2009 compared to the three and six months ended August 31, 2008.
In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.
Revenues
The Company earned its 25% proportionate revenue from the joint venture with MRT from the commercial pilot test during the six months ended August 31, 2009. Other than the commercial pilot test, which generated $392,000 in net cash flows, we did not have commercial production of any of our properties in 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the development stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.
Operating Costs
We did not incur any operating costs during the three and six months ended August 31, 2009 or 2008 due to the fact that we did not achieve production from exploration activities during either year.
Expenses
Our expenses decreased to $772,000 and $1,610,000 for the three and six months ended August 31, 2009, compared to $2,118,000 and $4,026,000 for the three and six months ended August 31, 2008, respectively. The decrease is primarily attributable to lower exploration costs which was due to lack of funding, and curtailment of exploration on Cieneguita because of the joint venture agreement with MRT, where MRT has agreed to spend up to $5,000,000 to take Cieneguita to a feasibility stage.
General and administrative expenses increased slightly to $719,000 and $1,409,000 in the three and six months ended August 31, 2009 compared to $656,000 and $1,271,000 in the three and six months ended August 31, 2008, respectively. The increase during the current three and six month period is attributable to higher legal fees offset by lower travel costs. Included in the general and administrative expenses, is the non-cash stock-based compensation expense of $143,000 and $327,000 in 2009 compared to $151,000 and $340,000 in 2008 for the three and six months, respectively. The amount for the six month period in 2009 had $299,000 of stock-based compensation expense relating to options granted to officers, directors and consultants and $nil of stock-based compensation relating to warrants. The amount for the corresponding period in 2008 relates to stock options granted to management and key personnel and compensation relating to warrants for $332,000 and $8,000, respectively.

Accounting and legal fees increased to $239,000 in the six months ended August 31, 2009 compared to $222,000 in the six months ended August 31, 2008. The increase was primarily attributable to higher legal costs relating to issuance, payment and restructuring of convertible debentures.
Mineral exploration in the three and six months ended August 31, 2009 decreased to $153,000 and $324,000 compared to $1,462,000 and $2,755,000 for the three and six months ended August 31, 2008, respectively as the Company reduced its exploration activity as described above.
Loss
Our net loss decreased to $817,000 and $1,983,000 for the three and six months ended August 31, 2009 compared to $2,235,000 and $4,238,000 for the three and six months ended August 31, 2008, respectively.
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
As of August 31, 2009, we had total assets of $696,000, total liabilities of $6,000,000 and a deficit of $43,847,000 accumulated during the exploration/development stage.
Cash and Working Capital
We had cash and cash equivalents of $8,000 as of August 31, 2009, compared to cash of $39,000 at February 28, 2009 and $1,000 at August 31, 2008. We had working capital deficiency of $4,701,000 as of August 31, 2009, compared to a working capital deficiency of $4,657,000 as of February 28, 2009 and $4,421,000 as of August 31, 2008.
During the first six months of 2009, we reduced the activities for our exploration program considerably but have continued to incur corporate administrative expenses but were unable to raise sufficient funds to pay many of our suppliers. Our accounts payable and accrued liabilities decreased from $2,680,000 from the fiscal year ended February 28, 2009 to $2,176,000 in the first six months of 2009. Of the $2,176,000 accounts payable and accrued liabilities as of August 31, 2009, $752,000 relates to exploration expenses.
We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $2,050,000 from September 2009 to August 2010 to carry out exploration and administration activities on our Mexican mineral properties. We also anticipate spending approximately $1,500,000 during the next 12 months on general and administrative costs. At this time we do not have the necessary capital to initiate the exploration program and to cover general and administrative costs.
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
On September 21, 2009, we entered into private placement subscription agreements with certain U.S. accredited investors and certain Canadian and Non-U.S. investors for the private placement of up to a total of 9,000,000 unregistered shares of the Company’s common stock with 100% warrant coverage at a purchase price of $0.20 per unit. The warrants have an exercise price of $0.30 per share, a two-year term and will not be exercisable until twelve months after their date of issuance. On September 21, 2009, $500,000 of proceeds were released to the Company from escrow. Subject to the payment of certain fees and expenses, the remaining subscription proceeds will be held in escrow and released to the Company upon the filing of a registration statement with the Securities and Exchange Commission covering the resale of the shares and warrants shares issued in the private placement. If the Company fails to file the registration statement by November 30, 2009, the remaining funds held in escrow will be returned to the investors. The Company cannot provide any assurance that the Final Closing will occur, or the aggregate amount of proceeds that will be invested.

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
Cash Used in Operating Activities
Cash used in operating activities decreased to $1,368,000 for the six months ended August 31, 2009 compared to $2,245,000 for the six months ended August 31, 2008. The cash used in operating activities was primarily for exploration costs and general and administrative expenses.
Cash Used in Investing Activities
The Company used cash of $23,000 for purchase of equipment for the six months ended August 31, 2009 compared to cash used of $13,000 for purchase of equipment for the six months ended August 31, 2008. There are no additional capital expenditures for the current fiscal year anticipated at this time.
Financing Activities
Cash provided by financing activities decreased to $1,331,000 for the six months ended August 31, 2009 compared to $2,242,000 for the six months ended August 31, 2008. Most of the cash provided by financing activities was from issuing of convertible debentures and notes payables. Cash provided by financing activities was used to fund our operating and investing activities.
We anticipate the sale of the Guazapares properties to close in our third quarter providing us with sufficient working capital for the next 12 months. But, we also anticipate continuing to rely on equity sales of our common stock or issuance of debt in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.
During the six months ended August 31, 2009, the Company issued a total of $1,895,000 convertible debentures to Paramount, MRT and other investors:
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
The convertible debentures of $1,400,000 to MRT and other investors with principal and accrued interest at15% per year were convertible into 7,000,000 units at a price of $0.20 per unit at the discretion of the investors. In July 2009, MRT and other investors elected to convert the debentures into real interest in the Company’s Cieneguita project.

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
The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at August 31, 2009, the Company had working capital deficiency of $4,701,000 (August 31, 2008 — working capital deficiency of $4,421,000) and an accumulated deficit during the exploration stage of $43,847,000 (August 31, 2008 — $38,066,000). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
There is no assurance that our operations will be profitable. The Company has conducted private placements of convertible debt and common stock, which have generated funds to satisfy all of the initial cash requirements of its planned Mexican extraction of its mineralized material and exploration ventures. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not designed and were not effective in providing reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified by the SEC because the Company did not have sufficient personnel resources within the accounting function to affect a timely financial close.
To remediate our internal control weaknesses, the Company hired Mr. Salil Dhaumya on September 21, 2009 to serve as its chief financial officer. The Company also intends to hire additional accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements. The additional hiring is contingent upon Mexoro getting funded through equity or debt for its continued exploration activities and corporate expenses. Mexoro’s management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
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
In February 2007, Mexoro obtained a temporary restraining order in a civil action against Mr. Argang Schariat for libel and slander. In June 2009 this restraining order was continued against Mr. Schariat. The civil action for the restraining order was made before the Tribunal of Vevey, Switzerland. Mr. Schariat has refused to abide by the Swiss Court ruling and subsequently, in September 2009, we took the necessary steps to enforce our rights by filing a criminal complaint against Mr. Schariat for libel and slander, which were heard by the courts in Vevey, Switzerland. The results of this hearing have not been delivered by the judge. If we are successful in our action, it is unlikely that we would be able to recover any damages from Mr. Schariat as he has asserted that he plans to declare bankruptcy to avoid paying any penalties.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

		# of
		Warrants		Price per
Name	# of Shares	Issued **	Dated	Share	Amount USD$	Notes
Terra Exploracion Y Mineria S.A. DE C.V.	2,000,000	1,000,000	06/18/2009	$0.30	Debt converted	(1)(6)
Barry Quiroz*	1,000,000	—	06/25/2009	$0.28	Management bonus	(2)(6)
S2 Management	75,000	37,500	06/26/2009	$0.30	Debt converted	(3)(6)
Michael McKnight	250,000	250,000	07/23/2009	$0.20	$50,000	(4)(6)
Nevaheel Consortium LLC	250,000	250,000	07/23/2009	$0.20	$50,000	(5)(7)

*	Affiliate of the Company.

**	Each warrant entitles the holder to purchase one share of common stock.

(1)	On June 18, 2009, the Company issued 2,000,000 shares and 1,000,000 warrants to Terra Exploracion Y Mineria S.A. DE C.V. in exchange of debt of $600,000.

(2)	On June 25, 2009, the Company issued 1,000,000 shares to Barry Quiroz as management bonus valued at $280,000.

(3)	On June 26, 2009, the Company issued 75,000 shares and 37,500 warrants to S2 Management in exchange of debt of $22,500.

(4)	On July 23, 2009, the Company issued 250,000 shares and 250,000 warrants to Michael McKnight for subscription proceeds of $50,000.

(5)	On July 23, 2009, the Company issued 250,000 shares and 250,000 warrants to Nevaheel Consortium LLC for subscription proceeds of $50,000.

(6)
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

(7)
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
Item 6. Exhibits
The following exhibits are filed in reference:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer of Mexoro Minerals Ltd. pursuant to Rule 13a-14(a)/15d-14(a).*

31.2	Certification of Chief Financial Officer of Mexoro Minerals Ltd. pursuant to Rule 13a-14(a)/15d-14(a).*

32.1	Certification of Chief Executive Officer of Mexoro Minerals Ltd. pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer of Mexoro Minerals Ltd. pursuant to 18 U.S.C. Section 1350.*

*	filed herewith

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mexoro Minerals Ltd.

/S/ Barry Quiroz Name: Barry Quiroz
Title: Director and Chief Executive Officer
Date: October 9, 2009

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer of Mexoro Minerals Ltd. pursuant to Rule 13a-14(a)/15d-14(a).*

31.2	Certification of Chief Financial Officer of Mexoro Minerals Ltd. pursuant to Rule 13a-14(a)/15d-14(a).*

32.1	Certification of Chief Executive Officer of Mexoro Minerals Ltd. pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer of Mexoro Minerals Ltd. pursuant to 18 U.S.C. Section 1350.*

*	filed herewith