Form 10-Q
period 2009-11-30
MEXORO MINERALS LTD
filed 2010-01-14
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 12, 2010, the registrant had 42,378,827 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS
MEXORO MINERALS LTD.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)
November 30, 2009

MEXORO MINERALS LTD.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	November 30, 2009	February 28, 2009
	(Unaudited)	(Audited)
Assets

Current
Cash and cash equivalents	$299,861	$38,704
Accounts receivable	338,004	248,589
Prepaid expenses	516,289	34,048

	1,154,154	321,341

Equipment (note 4)	255,309	275,900

Total assets	$1,409,463	$597,241

Liabilities

Current
Accounts payable and accrued liabilities	$2,189,188	$2,679,512
Current portion of loans payable (note 9)	699,408	63,232
Promissory notes (note 7)	775,299	968,543
Current portion of convertible debentures (note 8)	—	1,267,314

	3,663,895	4,978,601

Loans payable (note 9)	—	7,608
Convertible debentures (note 8)	—	673,887

Total liabilities	3,663,895	5,660,096

Stockholders’ deficiency
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 10)
Issued: nil	—	—
Common stock
Authorized: 200,000,000 shares without par value
Issued: 42,378,827 (2009 — 31,019,302) (note 11)	28,275,401	25,556,901
Additional paid-in capital	12,838,523	12,676,908
Stock subscriptions	1,816,000	121,258
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the development stage	(43,338,026)	(41,864,219)
Other comprehensive income (loss)	157,097	449,724

Total stockholders’ deficiency	(2,254,432)	(5,062,855)

Total liabilities and stockholders’ deficiency	$1,409,463	$597,241

Going-concern (note 3)
Commitments (notes 6, 13 and 16)
Subsequent events (note 17)
The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(A Development Stage Company)
Consolidated Statements of Operations and Deficit
(Unaudited) (Expressed in U.S. Dollars)

					Period from
					Inception of
					Development
					Stage
	Three Months Ended		Nine Months Ended		(March 1, 2004)
	November 30,	November 30,	November 30,	November 30,	To November 30,
	2009	2008	2009	2008	2009
Net sales	$130,202	$—	$522,286	$—	$522,286
Cost of goods sold	99,103	—	264,836	—	264,836

Gross margin	31,099	—	257,450	—	257,450

Expenses
General and administrative	870,171	824,492	2,279,498	2,095,415	15,013,717
Mineral exploration (note 6)	96,798	1,200,176	420,750	3,955,061	8,322,976
Impairment of mineral property costs	167,081	—	270,237	—	16,654,952

Operating loss	(1,102,951)	(2,024,668)	(2,713,035)	(6,050,476)	(39,734,195)
Other income (expenses)
Foreign exchange	(45,634)	(163,972)	(1,061)	(134,857)	(193,811)
Interest expense	(269,618)	(104,518)	(521,111)	(341,496)	(5,310,284)
Other income	162,700	229	172,791	—	172,791
Gain (loss) on sale of assets	1,500,000	—	1,498,830	(4,179)	1,497,250
Gain on settlement of debt	264,565	—	89,779	—	230,223

Net income (loss)	509,062	(2,292,929)	(1,473,807)	(6,531,008)	(43,338,026)
Accumulated deficit, beginning	(43,847,088)	(38,066,090)	(41,864,219)	(33,828,011)	—

Accumulated deficit, ending	$(43,338,026)	$(40,359,019)	$(43,338,026)	$(40,359,019)	$(43,338,026)

Other comprehensive income
Foreign exchange gain (loss) on translation	(46,452)	422,960	(292,627)	398,940	157,097

Total comprehensive loss	$462,610	$(1,869,969)	$(1,766,434)	$(6,132,068)	$(43,180,929)

Total income (loss) per share — basic	$0.01	$(0.08)	$(0.04)	$(0.30)	$—

Total income (loss) per share — diluted	$0.01	$(0.08)	$(0.04)	$(0.30)	$—

Weighted average number of shares of common stock — basic	39,604,559	29,203,010	36,711,212	22,484,877	—
Weighted average number of shares of common stock — diluted	42,601,225	29,203,010	36,711,212	22,484,877	—
The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited) (Expressed in U.S. Dollars)

			Period from
			Inception of
			Development
			Stage
	Nine Months Ended		(March 1, 2004)
	November 30,	November 30,	to November 30,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(1,473,807)	$(6,531,008)	$(43,338,026)
Adjustments to reconcile net (loss) to net cash flows:
Write off of note receivable	—	—	57,500
Impairment of mineral property costs	—	—	13,645,000
Issuance of shares for consulting services	13,500	—	365,590
Issuance of shares for interest costs	82,500	—	82,500
Discount on convertible debenture	86,191	64,133	569,549
Gain on sale of assets	(1,500,000)	—	(1,500,000)
Gain on settlement of debt	(89,779)	—	(272,038)
Beneficial conversion feature	51,192	198,860	4,081,091
Stock-based compensation	873,678	563,144	8,843,535
Depreciation	56,339	62,881	239,263
Net change in operating assets and liabilities:
Prepaid expense	(461,214)	4,273	(497,660)
Accounts receivable	(48,337)	(107,638)	(374,284)
Customer deposits	—	—	(44,809)
Notes payable	—	—	109,337
Accounts payable and accrued liabilities	231	2,800,900	4,079,286

Cash used in operating activities	(2,409,506)	(2,944,455)	(13,954,166)

Investing activities
Sale of equipment	29,437	—	33,316
Purchase of property and equipment	(23,258)	(12,810)	(588,247)

Cash used in investing activity	6,179	(12,810)	(554, 931)

Financing activities
Proceeds from loans payable	33,750	13,119	259,567
Proceeds from notes payable	507,514	2,406,180	3,571,179
Proceeds from convertible debentures	1,573,510	1,370,000	7,362,500
Proceeds from exercise of options	—	—	78,000
Proceeds from exercise of warrants	—	—	3,144,377
Repayment of loans payable	(58,524)	(61,135)	(202,564)
Repayment of notes payable	—	(900,281)	(383,270)
Repayment of convertible debentures	(1,300,000)	—	(1,830,000)
Stock subscriptions	1,816,000	15,000	2,107,258
Issuance of common stock	75,000	179,885	731,994

Cash provided by financing activities	2,647,250	3,022,768	14,839,041

Net change in cash	243,923	65,503	329,944
Effect of foreign currency translation on cash	17,234	(73,630)	(52,160)
Cash and cash equivalents, beginning	38,704	12,947	22,077

Cash and cash equivalents, ending	$299,861	$4,820	$299,861

Supplemental cash flow information (note 15)
The accompanying notes are an integral part of these consolidated financial statements.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2009
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended February 28, 2009.

2.	SIGNIFICANT ACCOUNTING POLICIES
(a)	Recent accounting pronouncements
(i)
In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2009
(Unaudited) (Expressed in U.S. Dollars)
2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(a)	Recent accounting pronouncements (continued)
(ii)
In September 2009, the FASB issued ASC 105, formerly FASB Statement No. 168, the FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification will be effective for interim and annual periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

(iii)
Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

(iv)
Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2009
(Unaudited) (Expressed in U.S. Dollars)
2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(a)	Recent accounting pronouncements (continued)
(v)
Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

(vi)
Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

(vii)
Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

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
Nine Months Ended November 30, 2009
(Unaudited) (Expressed in U.S. Dollars)
3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at November 30, 2009, the Company had a working capital deficiency of $2,509,741 (February 28, 2009 — $4,657,260) and a cumulative loss during the development period of $43,338,026 (February 28, 2009 — $41,864,219). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In July 2009, the Company signed a definitive agreement to sell its Guazapares project located in South western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5.3 million. The sale is subject to satisfaction of various conditions precedent prior to closing. Payment for the properties is expected once the title of the claims has been re-registered in Paramount’s name with the Mining Bureau in Mexico.

In September 2009, the Company entered into private placement subscription agreements for private placement of up to a total of 9,000,000 unregistered shares of the Company’s common stock with 100% warrant coverage at a purchase price of $0.20 per unit. In November 2009, the Company entered into an amendment to each of the private placement agreements to increase the maximum units to be sold to 12,500,000 unregistered shares of the Company’s common stock and increase the aggregate purchase price of the units to $2,500,000.

4.	EQUIPMENT

	November 30,			February 28,
	2009			2009
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Software	$23,673	$17,304	$6,369	$5,730
Machinery	278,066	74,852	203,214	193,097
Vehicles	102,156	73,073	29,083	56,456
Computers	27,752	22,497	5,255	9,751
Office equipment	16,296	4,908	11,388	10,866

	$447,943	$192,634	$255,309	$275,900

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2009
(Unaudited) (Expressed in U.S. Dollars)
5.	JOINT VENTURE WITH MRT
On February 12, 2009, the Company entered into a joint venture through a definitive agreement for development of Cieneguita project with MRT. The purpose of the joint venture is to put Cieneguita property into production. As per the agreement, MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000. MRT will spend 100% of the funds in exchange for a 75% interest in the net cash flow from production. The agreement limits the mining of the mineralized material that is available from the surface to a depth of 15 meters or approximately 10% of the mineralized material found as of the date of the definitive agreement. The Company incurs no obligations to the joint venture’s creditors as the operations and working capital requirements are controlled by MRT. Accordingly, the Company’s share of income and expenses are reflected in these financial statements under the proportionate consolidation method.
6.	MINERAL PROPERTIES
The Company incurred exploration expenses as follows in the nine months ended November, 2009:

				Encino	New
	Sahuayacan	Guazapares	Cieneguita	Gordo	Projects	Total

Drilling and sampling	$152	$—	$78,369	$—	$—	$78,521
Geological, geochemical, geophysics	4,099	44,730	46,630	—	1,015	96,474
Land use permits	3,778	4,849	6,913	2,826	—	18,366
Automotive	—	446	—	—	—	446
Travel	7,160	217	14,382	—	—	21,759
Consulting	25,976	8,199	111,019	—	—	145,194
Equipment	2,426	—	2,893	—	—	5,319
General	11,461	20,141	22,917	152	—	54,671

	$55,052	$78,582	$283,123	$2,978	$1,015	$420,750

The Company incurred exploration expenses as follows in the nine months ended November 30, 2008:

	Cieneguita				Encino	New
	Operations	Sahuayacan	Guazapares	Cieneguita	Gordo	Projects	Total

Drilling and sampling	$—	$—	$370,660	$2,008,668	$—	$—	$2,379,328
Geological, geochemical, geophysics	—	—	127,881	368,613	—	46,720	543,214
Land use permits	50	110,437	45,550	117,785	(1,561)	—	272,261
Automotive	246	—	3,247	8,143	—	—	11,636
Travel	658	304	33,663	30,687	202	—	65,514
Consulting	12,314	—	149,471	153,793	—	—	315,578
Equipment	104	—	22,413	22,378	—	—	44,895
General	8,308	6,685	85,740	221,395	507	—	322,635

	$21,680	$117,426	$838,625	$2,931,462	$(852)	$46,720	$3,955,061

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2009
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
The Company has the obligation to pay a further $120,000 per year for 13 years and the balance of the payments in the 14th year, until the total amount of $2,000,000 is paid. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid, and the balance of $60,000 was paid on December 20, 2007. The Company paid $60,000 on May 12, 2008 of the $120,000 due on May 6, 2008, and the balance was paid in June 2008. The Company made the 2009 payments in 4 equal payments; $30,000 in May, $30,000 in June, $30,000 in September and $30,000 in November. The Company is not in default in its payments.
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
Nine Months Ended November 30, 2009
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

Guazapares
MRT assigned to Sunburst de Mexico, with the consent of the Guazapares property owner Compañía Minera, S.A. de C.V. (“Compañía Minera”), MRT’s rights and obligations concerning the Guazapares property, including the exclusive option, for a term of four years, to purchase eight of the Guazapares property concessions upon payment of $910,000. The total payments for the Company to acquire and retain 100% ownership of all eight concessions are as follows: November 30, 2005 — $100,000 (this payment date was extended – see below), October 31, 2006 — $60,000 (this payment date was extended to February 28, 2007, and then to August 31, 2007- see below), August 2, 2007 — $140,000 (see below), August 2, 2008 — $110,000 and August 2, 2009 — $500,000.
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
In June 2009, the Company signed a definitive agreement to sell its Guazapares project located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount. The sale is subject to satisfaction of various conditions precedent prior to closing. Payment for the properties is expected once the title of the claims have been re-registered in Paramount’s name with the Mining Bureau in Mexico. Paramount has deposited $3,700,000 in an escrow fund to buy the properties.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2009
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

To maintain the option, Sunburst de Mexico assumed the obligation to pay to the San Antonio owner cumulative annual payments. The remaining payments are: $50,000 on January 15, 2008 (this payment was deferred to January 31, 2008 and paid) and $50,000 on January 15, 2009 (overdue).

In June 2009, Mexoro assigned the option to acquire San Antonio concessions to Paramount as part of the definitive agreement to acquire the Guazapares project.

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
Nine Months Ended November 30, 2009
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
Sahuayacan
On June 21, 2006, Sunburst de Mexico entered into an exploration and sale option agreement of mining concessions with Minera Emilio, S.A. de C.V. (“Minera Emilio”) for mineral concessions of the Sahuayacan Property. Minera Emilio granted the Company the exclusive right to conduct exploration on the Sahuayacan property and the Company must pay $282,000 in the following manner: $20,000 on date of signing agreement (paid); $10,000 due December 1, 2006 (paid); $2,500 per month effective from August 21, 2006 to July 21, 2007, for a total of $30,000 (paid); $3,500 per month effective from August 21, 2007 to July 21, 2008 for a total of $42,000 (paid); and $5,000 per month effective August 21, 2008 to July 21, 2011 (all payments until October 2009 have been made) for a total of $180,000 until the balance of the total $282,000 is paid (36 months).
Segundo Santo Nino (Sahuayacan)
On May 15, 2006, Sunburst de Mexico entered into an exploration contract with Jose Maria Rascon and Sabino Amador Rascon Polanco and, on November 20, 2007, Sunburst de Mexico entered into an exploration contract with Rene Muro Lugo (all three representatives constitute the “Concessionaires”) for the Segundo Santo Nino concession on the Sahuayacan property. Each concession representative owns 33.3% of the total Segundo Santo Nino title. The Company must pay the Concessionaires a total of $255,000 for this concession. As of August 31, 2009, the Company paid $135,000 of the payments required until November 13, 2009. The remaining payment is due on May 15, 2010 ($120,000).

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2009
(Unaudited) (Expressed in U.S. Dollars)
6.	MINERAL PROPERTIES (CONTINUED)
La Maravilla (Sahuayacan)
On January 25, 2008, Sunburst de Mexico entered into an exploration and option agreement with Maria Luisa Wong Madrigal for mineral concessions under the “La Maravilla” project on the Sahuayacan property. The Company must pay Maria Luisa Wong Madrigal $600,000 to acquire 100% of this concession as follows: $33,000 – January 25, 2008 (paid); $33,000 – July 25, 2008 (paid); $34,000 – January 25, 2009 (this payment was made in September 2009); $33,000 – December 11, 2009; $34,000 – June 11, 2010, $33,000 – December 11, 2010 and; $400,000 – June 11, 2011.
7.	PROMISSORY NOTES
As at November 30, 2009, the Company had $775,299 (November 30, 2008 — $1,180,172) of promissory notes outstanding, comprising the following:
(a)
During the twelve months ended February 29, 2008, the Company converted accounts payable of $465,994 (Swiss Franc (“CHF”) 565,000) into promissory notes. The Company had an implied obligation to pay the accounts payable in Swiss Francs as the funds to pay the expense came from Swiss investors in CHF. Accordingly, the promissory notes were issued in CHF. The notes consist of one warrant for each CHF 5.00 of notes issued, exercisable at $1.00 each. The principal and interest on the notes became due and payable on April 30, 2008. The Company has not repaid the promissory notes as of November 30, 2009 and is in default. The principal and interest on the notes due and payable as of November 30, 2009 was $704,050. The interest rate payable during the default period is 12%.

(b)	$71,249 of promissory notes is due to related parties and their associates that bear no interest and have no terms of repayment (14).
8.	CONVERTIBLE DEBENTURES
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
Nine Months Ended November 30, 2009
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
As part of a restructuring fee, the Company issued to Paramount 150,000 shares of common stock. As part of the agreement, Paramount has released its security interest on the Company’s Cieneguita properties. The Company also repaid the amended debenture of $221,047 on October 8, 2009, from the escrow funds for the payment of Guazapares properties (note 6). The Company recognized a loss of $196,045 on the liquidation of the debentures with Paramount. Upon receipt of this payment from the Company, Paramount is obligated to release its security interests in the Company’s assets, including its security interests in the Company’s Sahuayacan, Guazapares and Encino Gordo properties.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2009
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
The weighted average fair value of the warrants was $0.75 per warrant, while the weighted average stock price on the dates granted was $0.35. Stock-based compensation for these warrants of $48,500 was being amortized over the one year term of the convertible debentures starting on March 19, 2009.
In March of 2009, the Company approved the issuance of $1,500,000 of Convertible Debenture to four investors, of which $1,300,000 was received in cash and used to liquidate the debentures issued to Paramount (former debenture holders) during the period of May 2008 to July 2008. Additionally, the Company converted $100,000 of accounts payable into the convertible debenture and received $100,000 in cash for the remaining debenture in October, 2009. The debenture was due in one year from the date of issuance and accrued interest at 15% per annum, to be paid quarterly in either cash or stock of the Company valued at a 20% discount of the 20 day trading average prior to the date of payment. The holders had several options to convert the debentures. On July 24, 2009, all of the holders of the Convertible Debentures agreed to irrevocably convert the debentures into a 10% ownership interest in the Company’s Cieneguita mining project. The Company has valued the Cieneguita project at approximately $15,000,000. The 10% ownership interest in the Cieneguita project thus approximates the value of the debentures to be converted.
As consideration for the debentures, the Company granted a security interest in its Cieneguita properties to these debenture holders.
On October 12, 2009, the debentures were converted into 10% ownership interest in Cieneguita. The Company recognized a gain on sale of assets in the amount of $1,500,000 for the nine months ended November 30, 2009.
During the nine months ended November 30, 2009, the Company issued $273,510 in convertible debenture to MRT as part of the $1,000,000 subscription of secured convertible debenture as per the definitive agreement for development of Cieneguita project (note 6). Under the convertible debenture agreement, the Company also issued one warrant for each $0.60 of convertible debentures issued (note 6). The warrants can be exercised at any time at a price of $0.50 for 3 years.
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

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2009
(Unaudited) (Expressed in U.S. Dollars)
8.	CONVERTIBLE DEBENTURES (CONTINUED)
The weighted average fair value of the warrants was $0.19 per warrant, while the weighted average stock price on the dates granted was $0.32. Stock-based compensation for these warrants of $51,800 is being amortized till December 31, 2010.
In November 2009, MRT converted $1,000,000 debenture into units of $0.60 each. The Company recognized a gain on extinguishment of debenture of $285,825.
9.	LOANS PAYABLE
As at November 30, 2009, there were loans payable in the amount of $699,408, which are due in the next 12 months, of which, $11,054 have no repayment terms. $649,637 of loans relates to deferred expense disbursements from the money deposited in the escrow fund by Paramount for the sale of Guazapares properties.
The remainder of the loans is repayable in monthly instalments of $5,692, including interest ranging from 5.3% to 15.6% per annum, and is partially secured by specified automotive equipment.
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
In November 2009, the Company received subscription proceeds of $65,000 and issued 325,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of Company’s common stock and one warrant each exercisable at $0.30, which expire in four years.
In November 2009, MRT converted the $1,000,000 debentures into units of $0.60 each. Each unit comprises 2 common shares and 1 warrant. Each warrant is exercisable at $0.50 per share for a period of 3 years. The Company issued 3,333,333 shares and 1,666,667 warrants to a designee of MRT.
In October 2009, the Company received subscription proceeds of $20,000 and issued 100,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of Company’s common stock and one warrant each exercisable at $0.30, which expire in four years.
In September 2009, the Company received subscription proceeds of $40,000 and issued 200,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of Company’s common stock and one warrant each exercisable at $0.30, which expire in four years.

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2009
(Unaudited) (Expressed in U.S. Dollars)
11.	COMMON STOCK (CONTINUED)
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

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2009
(Unaudited) (Expressed in U.S. Dollars)
11.	COMMON STOCK (CONTINUED)
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
Nine Months Ended November 30, 2009
(Unaudited) (Expressed in U.S. Dollars)
12.	STOCK COMPENSATION PROGRAM
On March 18, 2009, the board of directors approved the granting of stock options according to the 2009 Nonqualified Stock Option Plan (“2009 Option Plan”) whereby the board is authorized to grant to employees and other related persons stock options to purchase an aggregate of up to 6,000,000 shares of the Company’s common stock. Subject to the adoption of the 2009 Option Plan, the options were granted and vest, pursuant to the terms of the 2009 Option Plan, in three equal instalments, with the first instalment vesting at the date of grant, the second instalment vesting September 18, 2009 and the last instalment vesting March 18, 2010.
In the nine months ended November 30, 2009, the Company awarded 1,150,000 options to purchase common shares (2008 – 1,400,000) and recorded stock-based compensation expense for the vesting options of $800,178 (2008 — $472,420). The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2009 & 2008:

	2009	2008
Expected volatility	107.27%-109.46%	62%-72%
Weighted-average volatility	107.56%	72.15%
Expected dividend rate	—	—
Expected life of options in years	10	2-10
Risk-free rate	3.42%	2.82%-3.86%
There were no capitalized stock-based compensation costs at November 30, 2009 or November 30, 2008.
The summary of option activity under the 2009 Option Plan as of November 30, 2009, and changes during the period then ended, is presented below:

			Weighted-
	Weighted		Average
	Average		Remaining	Aggregate
	Exercise	Number of	Contractual	Intrinsic
Options	Price	Shares	Term	Value

Balance at March 1, 2009	$0.56	4,835,000
Options granted	0.33	1,150,000
Options exercised	—	—
Options cancelled/forfeited	$0.65	(285,000)

Balance at November 30, 2009	$0.51	5,700,000	8.26	$613,075

Exercisable at November 30, 2009	$0.64	3,486,668	7.59	$232,046

The weighted-average grant-date fair value of options granted during the nine months ended November 30, 2009 and November 30, 2008 was $0.33 and $0.29, respectively.
A summary of the status of the Company’s nonvested options as of November 30, 2009, and changes during the nine months ended November 30, 2009, is presented below:

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2009
(Unaudited) (Expressed in U.S. Dollars)
12.	STOCK COMPENSATION PROGRAM (CONTINUED)

		Weighted-
		average
		Grant-Date
Non-vested options	Shares	Fair Value
Nonvested at February 28, 2009	2,502,499	$0.28
Granted	1,150,000	0.33
Vested	(1,334,167)	0.55
Cancelled/forfeited	(105,000)	0.40

Nonvested at November 30, 2009	2,213,332	$0.29

As of November 30, 2009, there was an estimated $536,477 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007, 2008 and 2009 nonqualified stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 1.57 years.
13.	WARRANTS
As at November 30, 2009, the Company had a total of 15,518,900 (February 28, 2009 – 7,102,890) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 15,518,900 shares of common stock in the event that these warrants are exercised.
During the nine months ended November 30, 2009, the Company received $nil from warrants exercised.
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

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2009
(Unaudited) (Expressed in U.S. Dollars)
13.	WARRANTS (CONTINUED)
The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Balance, February 29, 2008	4,486,100	$1.17

Issued	4,989,890	0.73
Cancelled	(2,043,100)	1.00
Exercised	(330,000)	1.00

Balance, February 28, 2009	7,102,890	$1.03
Issued	10,912,500	0.46
Cancelled	(2,496,490)	0.91
Exercised	—	—

November 30, 2009	15,518,900	$0.65

As at November 30, 2009, the following share purchase warrants were outstanding:

Number of
Warrants	Exercise Price	Expiry Date
166,666	$0.30	May 8, 2012
1,125,000	$0.30	July 23, 2011 to November 5, 2011
1,300,000	$0.36	July 23, 2011
200,000	$0.40	March 24, 2012
100,000	$0.43	September 8, 2010
1,454,167	$0.50	December 31, 2010
5,000,000	$0.50	December 24, 2012
1,666,667	$0.50	November 5, 2012
200,000	$0.65	June 30, 2012
1,793,400	$0.75	April 2012 to August, 2013
113,000	$1.00	January 31, 2010
1,000,000	$1.25	December 31, 2009
200,000	$1.30	June 30, 2012
1,000,000	$1.50	December 31, 2009
200,000	$2.00	June 30, 2012

15,518,900

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2009
(Unaudited) (Expressed in U.S. Dollars)
14.	RELATED PARTY TRANSACTIONS
For the nine months ended November 30, 2009, the Company paid or accrued management fees of $179,080 (November 30, 2008 — $103,842) to certain officers and directors. The Company also paid or accrued $14,223 (November 30, 2008 — $8,299) to certain officers and directors for travel, office and other related expenses.
As at November 30, 2009, accounts payable of $340,578 (November 30, 2008 — $7,000) was owing to directors and officers of the Company and $16,832 (November 30, 2008 — $59,935) was owing to a company controlled by a director. In addition, promissory notes of $9,960 (November 30, 2008 — $nil) were owed to a company controlled by a director (note 7).
All related party transactions are in the normal course of business at the exchange amount agreed to by each party.
15.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine	Nine	Period From
	Months	Months	Inception of
	Ended	Ended	Development Stage
	November	November	(March 1, 2004) to
	30, 2009	30, 2008	November 30, 2009
Interest paid	$—	$36,034	$280,053
Common stock issued on conversion of debt	872,500	878,000	4,193,000
Common stock issued on settlement of notes payable	1,250,000	2,936,028	3,133,322
Common stock issued for interest costs	82,500	—	82,500
Common stock issued for financing costs	145,000	—	145,000
Common stock issued for mineral property costs	—	—	580,000
Common stock issued for bonuses	280,000	650,000	512,750
Shares issued for services	$13,500	$67,424	$365,590
16.	COMMITMENTS
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
Nine Months Ended November 30, 2009
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
Entry into a Material Definitive Agreement
On December 23, 2009, the Company entered into an Acknowledgement and Agreement with Minera Rio Tinto, S.A. de C.V. (“MRT”), Mario Ayub, one of the Company’s directors and a principal of MRT, and Marje Minerals SA, an entity formed by certain of the participants in the Company’s March 2009 debenture financing. The participants in the Company’s March 2009 debenture financing irrevocably converted their $1.5 million in outstanding debentures into a 10% ownership interest in the Company’s Cieneguita property, along with a 10% interest in the net cash flows from the mining production that is available from the surface of the Cieneguita property to a depth of fifteen meters (the “First Phase Production”). The Acknowledgement and Agreement confirms the prior ownership of the debentures, the irrevocable conversion of the debentures and the ownership interest in the Cieneguita property held by the debenture financing participants.
Under the Acknowledgement and Agreement, MRT and Mr. Ayub agreed to sell the Company an aggregate 4% ownership interest in the Cieneguita property and a 4% ownership interest in the net cash flows from the First Phase Production for $550,000. In a transaction unrelated to the Company, the participants in the debenture financing formed a new entity, Marje Minerals SA, and contributed their remaining 6% ownership interest in the Cieneguita property and their remaining 6% ownership interest in the net cash flows from the First Phase Production to this entity.
In addition, on December 23, 2009, Mexoro entered into Amendment No. 1 to the Development Agreement with MRT (the “Amendment”). The Company previously entered into a development agreement with MRT in February 2009 (the “Development Agreement”), in which MRT agreed to invest up to $9 million to complete a feasibility study for and to commence First Phase Production at the Cieneguita property for a 60% ownership interest in the Cieneguita property and a 75% ownership interest in the net cash flows from the First Phase Production. In the Amendment, we agreed to reduce MRT’s total investment commitment by $1 million. In exchange, MRT transferred to the Company a 6% ownership interest in the Cieneguita property and a 1% ownership interest in the net cash flows from the First Phase Production.
As a result of the Acknowledgement and Agreement and the Amendment, the ownership interest in the Cieneguita Project and the net cash flows from the First Phase Production are held by Mexoro, MRT and Marje Minerals as follows:

		Net Cash Flow	Net Cash Flow
		Interest	Interest
		From First Phase	Following First Phase
Holder	Ownership Percentage	Production	Production
MRT	54%	74%	54%
Marje Minerals	6%	6%	6%
Mexoro	40%	20%	40%

MEXORO MINERALS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2009
(Unaudited) (Expressed in U.S. Dollars)
17.	SUBSEQUENT EVENTS (CONTINUED)
Any additional costs for the First Phase Production and the feasibility study for the Cieneguita property, after MRT completes its required investment, will be shared by the Company, MRT and Marje Minerals on a pro-rata basis based on their respective ownership percentages. If any party does not pay its portion of the costs, then their ownership position in the Cieneguita property will be reduced by 1% for every $100,000 invested by the other owners. Mexoro’s ownership interest in the Cieneguita property, however, cannot be reduced below 25%. In addition, Mexoro has the right to cover Marje Minerals’ pro rata portion of costs if they fail to pay their portion of the costs. In return, the Company will receive 1% of Marje Minerals’ ownership position in the Cieneguita Project for every $100,000 the Company invests on their behalf.

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
Overview
We are a development stage company focused on mineral exploration and development activities in Mexico. Through our wholly owned Mexican subsidiary, Sunburst Mining de Mexico, S.A. de C.V., or Sunburst de Mexico, we are currently engaged in the exploration and development of three gold and silver projects, each made up of several mining concessions, located in the Sierra Madre region of the State of Chihuahua, Mexico. These projects are referred to as the Cieneguita Project, the Encino Gordo Project and the Sahuayacan Project. We previously had a fourth Project, known as the Guazapares Project, which we have agreed to sell pursuant to the terms of a definitive agreement, dated July 8, 2009, to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”), for up to $5.3 million. As of the date of this report, we have engaged in the search for and extraction of mineral deposits but have not engaged in the exploitation of mineral deposits.
On September 21, 2009, we entered into private placement subscription agreements, as thereafter amended, with certain U.S. accredited investors and certain non-U.S. investors for the private placement of 12,500,000 unregistered shares of the common stock with 100% warrant coverage at a purchase price of $0.20 per unit (the “Private Placement”). The warrants have an exercise price of $0.30 per share, a two-year term and will not be exercisable until twelve months after their date of issuance. As of December 24, 2009, the Company has completed the sale of all of the unregistered shares, and the Company had received aggregate gross proceeds, prior to any expenses, from the Private Placement of $2,500,000.
In August 2009, we dropped one of our properties in the Encino Gordo concessions, Encino Gordo 2. Management determined that the property payments due to the concession holder were too expensive and we did not make the option payment at this time. There is currently no plan to try and negotiate the payments for this property.
In February 2009, we entered into a development agreement with MRT, which we amended in December 2009. Pursuant to the terms of the development agreement, as amended, MRT has agreed to invest up to $8 million to initiate the first phase of production and to complete a feasibility study. The first phase of production is limited to the mining of the mineralized material that is available from the surface to a depth of 15 meters (“First Phase Production”). In exchange, we assigned MRT an interest to 74% of the net cash flows from First Phase Production and a 54% ownership interest in the Cieneguita Project.
To fund our continued operations, we issued $1.5 million of convertible debentures in March 2009, of which an aggregate of $880,000 was issued to Mario Ayub, a director of Mexoro, and to his affiliated entity, MRT. Pursuant to the terms of the convertible debentures, the holders irrevocably converted the debentures into a 10% ownership interest in the Cieneguita Project and a 10% interest in the net cash flow from First Phase Production. In December 2009, Mario Ayub and MRT agreed to resell an aggregate 4% ownership interest in the Cieneguita Project back to us, along with 4% of the net cash flow from First Phase Production, in return for $550,000. In a private transaction not involving the Company, the other holders contributed their remaining 6% ownership interest in the Cieneguita Project to a newly formed entity, Marje Minerals SA.

As a result of our amended development agreement and our agreements with the debenture holders, the ownership interest in the Cieneguita Project and the net cash flows from the First Phase Production are held by the Company, MRT and Marje Minerals as follows:

		Net Cash Flow Interest	Net Cash Flow Interest
		From First Phase	Following First Phase
Holder	Ownership Percentage	Production (First 15 Meters)	Production (Beyond 15 Meters)
MRT	54%	74%	54%
Marje Minerals	6%	6%	6%
Mexoro	40%	20%	40%
Any additional costs for the First Phase Production and the feasibility study for the Cieneguita Project, after MRT invests $8 million, will be shared by the Company, MRT and Marje Minerals on a pro-rata basis based on their respective ownership percentages in the Cieneguita Project.
The major terms of the development agreement with MRT and Marje Minerals are as follows:
•
MRT purchased $1 million of secured convertible debentures at 8% interest (payable in stock or cash). The proceeds from this investment were used for continued exploration and development of the Cieneguita Project and general working capital. On November 5, 2009, MRT exercised its conversion rights on the debenture and a designee of MRT was issued 3,333,333 common shares and a warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.50 per share.

•
MRT agreed to provide the necessary working capital to begin and maintain mining operations, estimated to be $3 million, to put the first phase of the Cieneguita Project into production. In exchange for these funds, we assigned MRT an interest to 74% of the net cash flow from First Phase Production. The agreement limits the mining during First Phase Production to the mineralized material that is available from the surface to a depth of 15 meters.

•
MRT committed to spend up to $4 million to take the Cieneguita Project through the feasibility stage. In doing so, we assigned MRT a 54% interest in our rights to the Cieneguita Project. After the expenditure of the $4 million, all costs will be shared on a pro rata ownership basis (i.e. 54% to MRT, 40% to the Company and 6% to Marje Minerals). If any party cannot pay its portion of the costs after the $4 million has been spent, then their ownership position in the Cieneguita Project will be reduced by 1% for every $100,000 invested by the other owners. Our ownership interest in the Cienguita Project, however, cannot be reduced below 25%. In addition, we have the right to cover Marje Minerals’ pro rata portion of costs if they cannot pay their portion of the costs. In return, we will receive 1% of Marje Minerals’ ownership position in the Cieneguita Project for every $100,000 we invest on their behalf.

•
The MRT agreement was contingent on our repaying a debenture to Paramount Gold and Silver Corp. In March 2009, we repaid $1 million, or approximately two thirds of the debt, and Paramount released a security interest it had on the Cieneguita Project. In October 2009, we repaid the remaining amount of the debt, and Paramount released its security interests on the Sahuayacan, Guazapares and Encino Gordo properties.

Strategy
We are currently focused on mineral exploration and development activities in the Sierra Madre region of Chihuahua, Mexico. We have mineral concession rights at three projects in this region: Cieneguita, Encino Gordo and Sahuayacan, all of which are located near pre-existing operations of large mining corporations and have available mining and transportation infrastructures. Our strategy is to advance each of these projects to the drilling stage as aggressively as prudent financing will allow to determine the presence of gold, silver or other precious mineral reserves. If we are successful in doing so, we believe we can attract the attention of the existing mining companies already operating in the area or new mining companies to either enter into development agreements with us or to acquire the projects from us outright.
Our goal is to establish a pipeline of two new drill-stage or near-to-drill stage projects per year. Our proposed exploration and development program consists of four main components:
•	Create a pipeline of quality properties providing a steady stream of new prospects and/or projects to explore, contract-out and/or enter into development agreements with another mining company.

•	Identify and acquire at low cost (whenever possible) early to mid-stage properties in selected locations along the main gold-silver belts in Mexico.

•	Focus on small to medium-sized gold and/or silver deposits (minimum deposits containing 500,000 ounces gold-equivalent).

•
Target initially the Sierra Madre Occidental and Central Mexico regions, and potentially extend further south into Mexico and other countries if conditions and the project’s potential warrant such development.

The proposed exploration and development program is being undertaken by our exploration and development team using in-house knowledge along with the support and guidance of consultants with expertise in the region. We believe our existing management team and key advisors have the necessary exploration and mining expertise to locate, evaluate and bring mining properties to production.
Plan of Operation
Summary
Our business plan is to proceed with the exploration and development of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. On February 12, 2009 we entered into a development agreement with MRT to provide us with immediate funding to initiate production at our Cieneguita property, to complete a feasibility study and to continue the exploration of its properties. The development agreement was amended in December 2009 and calls for project funding of up to $8,000,000 to be spent on First Phase Production and to complete a feasibility study. To date MRT has contributed $1,000,000 in working capital and has spent additional funds on initiating production plans for the Cieneguita project through the building of a floatation and gravity circuit mill. MRT has shipped an approximately 5,000 ton bulk sample to its mill in Sinaloa Mexico for processing to verify the metallurgical process need to process the mineralized material from the Cieneguita property.
Our original strategy was to put the Cieneguita property into production as a heap leach operation, and as such we purchased approximately $250,000 worth of new and used mining equipment to be used for heap leach production. We contemplated putting the Cieneguita property into production during 2008 but the positive exploration results from our drilling programs changed those plans. The mineralized material that has been defined by the drilling appears to suggest that the mineralized material is far larger than originally contemplated and of a different material that is not suitable for heap leaching. As such, we entered into the joint venture agreement with MRT to put the Cieneguita into production using a simple crushing and floatation circuit process and not a heap leach operation as originally planned.
With the joint venture with MRT, we intend to put the Cieneguita project into First Phase Production in January 2010. We are using a simple crushing and floatation circuit process in stead of the heap leach process as originally contemplated. We still plan to use the equipment as part of the new mining process designed in the joint venture agreement. When all mineral extraction has been completed, then it is managements’ plan to try and sell the equipment that we have purchased. At this time, we have no estimates on what the equipment will be worth in the secondary market. If we are unable to sell it, we may lose all of our capital investment. No assurances can be given that we will be able to sell the equipment at a price to recover our original investment, or at all.
Management is pleased to report excellent progress at the Cieneguita project. Start-up operations have progressed as planned. All essential systems and construction for plant operations are substantially complete and are in operation currently for one 12 hour shift per day. Management expects to increase operations to two shifts, at a processing rate of 1000 tons per day, within the next month.
The gravity concentration system and the flotation circuit are fully operational, each producing concentrate that is of expected quality, with overall gold recovery of 82 percent. Processing of 3.2 gram per ton gold equivalent material produces a rough concentrate that will be shipped to the MRT Choix mill for further processing into a final concentrate.
In the event that we do discover a mineral deposit on one of our properties, of which there is no guarantee, we would need to expend substantial amounts of capital to put any of our properties into production, if so warranted. The amount of such expenditures is indeterminable at this time as our exploration and development program has not advanced far enough to provide us with results to determine this information.
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
On September 21, 2009, we hired George Young as our chief operating officer, Salil Dhaumya as our chief financial officer and Manuel Flores as our operations manager. On November 16, 2009, Mr. Young was appointed president upon the resignation of Francisco Quiroz. We expect to hire an additional 8 geologists in addition to the drilling contractors to conduct exploration or development over the 12 month period from December 1, 2009 through November 30, 2010. Other than these employees and our geologists, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors, we minimize our exposure to Mexican employment law, and all liabilities are undertaken by the third party contractors providing the services. We pay a flat rate to the third parties for their services.

In the event that we should find a mineable reserve, it is management’s intention to contract the mining and milling of any mineralized reserves out to third parties. We do not have any known reserves at this time.
Exploration Projects — Current Status
To date the Sierra Madre gold exploration program has been focused on advancing current exploration projects to the next exploration stage. During most of 2008, exploration activities were concentrated in four projects: Sahuayacan, Encino Gordo, Guazapares and Cieneguita. However, exploration activities during the nine months ended November 30, 2009 were focused exclusively on the Cieneguita project. As well, we sold our Guazapares concessions to Paramount Gold and Silver Corp. To date most of the data gathered during our field campaigns and drilling programs is completely compiled and is being evaluated. The next exploration stages for all three remaining projects have been already planned.
Over the next twelve months, we intend to explore our three projects to determine whether there are economically attractive concentrations of gold and gold-silver mineralization. We intend to hire 8 additional employees but do not plan to make any purchase of equipment over the next twelve months. At this time, though, the exploration program is only planned for the 12 month period from December 1, 2009 through November 30, 2010, which we will undertake when the necessary capital has been raised to complete these programs. We do not have any sources of capital indentified at this time and no assurance can be given that we will be able to complete the proposed exploration program.
Results of Operations
Three and nine months ended November 30, 2009 compared to the three and nine months ended November 30, 2008.
In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.
Revenues
The Company earned its 25% proportionate revenue from the joint venture with MRT from the commercial pilot test during the nine months ended November 30, 2009. Other than the commercial pilot test, which generated $103,000 in net cash flows, we did not have commercial production of any of our properties in 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the development stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.
Operating Costs
We did not incur any operating costs during the three and nine months ended November 30, 2009 or 2008 due to the fact that we did not achieve production from exploration activities during either year.
Expenses
Our expenses decreased to $1,103,000 and $2,713,000 for the three and nine months ended November 30, 2009, compared to $2,025,000 and $6,050,000 for the three and nine months ended November 30, 2008, respectively. The decrease is primarily attributable to lower exploration costs which was due to lack of funding, and curtailment of exploration on Cieneguita because of the joint venture agreement with MRT, where MRT has agreed to spend up to $4,000,000 to take Cieneguita to a feasibility stage.
General and administrative expenses increased slightly to $870,000 and $2,279,000 in the three and nine months ended November 30, 2009 compared to $824,000 and $2,095,000 in the three and nine months ended November 30, 2008, respectively. The increase during the current three and nine month period is attributable to higher legal fees offset by lower travel costs. Included in the general and administrative expenses, is the non-cash stock-based compensation expense of $546,000 and $874,000 in 2009 compared to $236,000 and $576,000 in 2008 for the three and nine months, respectively. The amount for the nine month period in 2009 had $800,000 of stock-based compensation expense relating to options granted to officers, directors and consultants and $74,000 of stock-based compensation relating to warrants. The amount for the corresponding period in 2008 relates to stock options granted to management and key personnel and compensation relating to warrants for $472,000 and $103,000, respectively.

Accounting and legal fees increased to $338,000 in the nine months ended November 30, 2009 compared to $318,000 in the nine months ended November 30, 2008. The increase was primarily attributable to higher legal costs relating to issuance, payment and restructuring of convertible debentures.
Mineral exploration in the three and nine months ended November 30, 2009 decreased to $97,000 and $421,000 compared to $1,200,000 and $3,955,000 for the three and nine months ended November 30, 2008, respectively as the Company reduced its exploration activity as described above.
Loss
Our net loss decreased to $1,474,000 for the nine months ended November 30, 2009 compared to $6,531,000 for the nine months ended November 30, 2008. For the nine months ended in 2009, we recognized a gain on sale of assets of $1,500,000 as the equivalent amount of debentures was converted into 10% direct interest in the Cieneguita project.
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
Liquidity and Capital Resources
We are a development stage company and have generated only limited revenues from our Cieneguita project and have not yet generated or realized any revenue from our other two exploration projects. As of November 30, 2009, we had total assets of $1,409,000, total liabilities of $3,664,000, and a deficit of $43,338,000 accumulated during the exploration/development stage, which includes the losses incurred in the two unsuccessful business combinations we attempted prior to beginning our current business focus on mineral exploration and development activities in Mexico.
Cash and Working Capital
We had cash and cash equivalents of $300,000 as of November 30, 2009, compared to cash of $39,000 at February 28, 2009 and $5,000 at November 30, 2008. We had working capital deficiency of $2,510,000 as of November 30, 2009, compared to a working capital deficiency of $4,657,000 as of February 28, 2009 and $4,633,000 as of November 30, 2008.
During the first nine months of 2009, we reduced the activities for our exploration program considerably but have continued to incur corporate administrative expenses. We raised approximately $1,891,000 from the private placement as of November 30, 2009, which went towards reducing our accounts payable and accrued liabilities. Our accounts payable and accrued liabilities decreased from $2,680,000 from the fiscal year ended February 28, 2009 to $2,189,000 in the first nine months of 2009. Of the $2,189,000 accounts payable and accrued liabilities as of November 30, 2009, $729,000 relates to exploration expenses.
Cash Used in Operating Activities
Cash used in operating activities decreased to $2,410,000 for the nine months ended November 30, 2009 compared to $2,944,000 for the nine months ended November 30, 2008. The cash used in operating activities was primarily for exploration costs and general and administrative expenses.
Cash Used in Investing Activities
The Company used cash of $23,000 for purchase of equipment for the nine months ended November 30, 2009 compared to cash used of $13,000 for purchase of equipment for the nine months ended November 30, 2008. There are no additional capital expenditures for the current fiscal year anticipated at this time.
Financing Activities
Cash provided by financing activities decreased to $2,647,000 for the nine months ended November 30, 2009 compared to $3,023,000 for the nine months ended November 30, 2008. Most of the cash provided by financing activities was from issuing of convertible debentures, notes payables and subscription proceeds. Cash provided by financing activities was used to fund our operating and investing activities.
During the nine months ended November 30, 2009, the Company issued a total of $1,895,000 convertible debentures to Paramount, MRT and other investors.

The Company repaid the amended debenture of $221,047 to Paramount on October 8, 2009, from the escrow funds for the payment of Guazapares.
The convertible debentures of $237,510 issued in 2009 and $726,490 in 2008 to MRT were converted into units of $0.60 on November 5, 2009. Each unit comprised of two common share plus one common share purchase warrant. One full warrant is exercisable immediately at a price of $0.50 for three years.
The convertible debentures of $1,500,000 to MRT and other investors with principal and accrued interest at 15% per year were converted into 10% direct interest in the Company’s Cieneguita project on October 12, 2009.
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
The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at November 30, 2009, the Company had working capital deficiency of $2,510,000 (November 30, 2008 — working capital deficiency of $4,633,000) and an accumulated deficit during the exploration stage of $43,338,000 (November 30, 2008 — $40,359,000). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
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
Subsequent to the quarter ended November 30, 2009, the Company completed a private placement of 12,500,000 unregistered shares of the common stock with 100% warrant coverage at a purchase price of $0.20 per unit resulting in aggregate gross proceeds to the Company, prior to any expenses, from the Private Placement of $2,500,000. Substantially all of the proceeds from the private placement have been used to fund the Company’s working capital expenses and reduce the Company’s payables.
On May 17, 2009, we entered into a letter of agreement to sell our Guazapares project located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount for a total consideration of up to $5,300,000. A definitive agreement was signed on July 8, 2009. The payment of the funds from escrow is subject to the satisfaction of various conditions. The material conditions of the agreement have been met and the payment for the sale of the properties is expected to occur in January 2010 as the agreements governing the concessions have been officially re-registered in the name of Paramount Gold de Mexico, SA de C.V. with the Mexican mining authorities. A 5.7% commission was paid on the closing of the sale. Mexoro’s Guazapares project comprises 12 claims close to Paramount’s San Miguel discovery. The purchase price is to be paid in two stages. The first payment of $3,700,000 was deposited into escrow at closing, and will be released from escrow to Mexoro when the transfer of the 12 claims to Paramount is finalized. An additional payment of $1.6 million is due to Mexoro if, within 36 months following execution of the letter of agreement (July 8, 2009), either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production.
As of November 30, 2009, the joint venture with MRT had generated net cash flows of approximately $411,000 of which $103,000 is attributable to us under the joint venture agreement. We are expecting additional ongoing cash flows from the commencement of operations at the Cieneguita property, starting in February 2010. The amount of net cash flows to be received on Mexoro’s 20% share from operations cannot be determined at this time.
We will need a minimum of $252,000 for property payments and an additional $1,853,000 for general and administrative costs. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as detailed below. As of November 30, 2009, the following table shows our contractual property payments that are due until November 2010:

Name	Date	Payment Type	USD
Sahuayacan Property	December 2009 to November 2010	Property payments	$65,000
Segundo Santo Nino (Sahuayacan)	May 2010	Property payments	$120,000
La Estrella y la Sultana Menor	December 2009 and June 2010	Property payments	$67,000

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. While we believe that funds to be received from the Guazapares sale and our expected net cash flows from the joint venture will allow us to continue in business until December 2010, there is no assurance that we will receive the Guazapares funds in a timely fashion, or at all, or that we will receive any net cash flows from our joint venture arrangement. Additionally, if our exploration programs are successful, we will need to raise additional capital to fund those programs.
We may be required to pursue sources of additional capital to fund our operations through various means, including equity or debt financing, funding from a corporate partnership or licensing arrangement or any similar financing. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. In addition, if we raise additional funds through joint venture or partnering arrangements, we may be required to relinquish potentially valuable ownership interests in our mining projects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial results.
The significant downturn in the overall economy and the ongoing disruption in the capital markets has reduced investor confidence and negatively affected investments. As a result, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, we may be required to curtail or cease our operations.
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
For the second quarter ended August 31, 2009, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not designed and were not effective in providing reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified by the SEC because the Company did not have sufficient personnel resources within the accounting function to affect a timely financial close. To help remediate our disclosure controls and procedures weaknesses, we hired Mr. Salil Dhaumya on September 21, 2009 to serve as our chief financial officer.

For the third quarter ended November 30, 2009, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective because the Company needed to hire additional personnel resources within the accounting function to have a proper segregation of duties. As a result, the Company intends to hire additional accounting personnel to properly segregate duties. The additional hiring is contingent upon the Company having sufficient funds to support its business activities and corporate expenses.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and our principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

		# of
		Warrants	# of Options		Price per
Name	# of Shares	Issued **	Issued **	Dated	Share	Amount USD$	Notes
John Martin	100,000	100,000	—	09/09/2009	$0.20	$20,000	(1) (11)
Woodstone Capital Inc.	100,000	100,000	—	09/25/2009	$0.20	$20,000	(2) (11)
Woodstone Capital Inc.	100,000	100,000	—	10/16/2009	$0.20	$20,000	(3) (11)
Medig Placements	150,000	150,000	—	11/04/2009	$0.20	$30,000	(4) (11)
Christopher Anderson	125,000	125,000	—	11/04/2009	$0.20	$25,000	(5) (11)
Joachim Brunner	50,000	50,000	—	11/06/2009	$0.20	$10,000	(6) (11)
MRT*	3,333,333	1,666,667	—	11/06/2009	$0.30	$50,000	(7) (11)
George Young*	—	—	1,000,000	09/21/2009	—	—	(8) (11)
Decerto Group*	—	1,000,000	—	09/21/2009	—	—	(9) (11)
MRT*	—	300,000	—	09/21/2009	—	—	(10) (11)

*	Affiliate of the Company.

**	Each warrant and option entitles the holder to purchase one share of common stock.

(1)
On September 9, 2009, the Company issued 100,000 shares and 100,000 warrants to John Martin for subscription proceeds of $20,000. Each warrant is exercisable at $0.30 per common share within two years.

(2)
On September 25, 2009, the Company issued 100,000 shares and 100,000 warrants to Woodstone Capital Inc. for subscription proceeds of $20,000. Each warrant is exercisable at $0.30 per common share within two years.

(3)
On October 16, 2009, the Company issued 100,000 shares and 100,000 warrants to Woodstone Capital Inc. for subscription proceeds of $20,000. Each warrant is exercisable at $0.30 per common share within two years.

(4)
On November 4, 2009, the Company issued 150,000 shares and 150,000 warrants to Medig Placements for subscription proceeds of $30,000. Each warrant is exercisable at $0.30 per common share within two years.

(5)
On November 4, 2009, the Company issued 125,000 shares and 125,000 warrants to Christopher Anderson for subscription proceeds of $25,000. Each warrant is exercisable at $0.30 per common share within two years.

(6)
On November 6, 2009, the Company issued 50,000 shares and 50,000 warrants to Joachim Brunner for subscription proceeds of $10,000. Each warrant is exercisable at $0.30 per common share within two years.

(7)
On November 6, 2009, the Company issued 3,333,333 shares and 1,666,667 warrants to a designee of MRT from conversion of debentures. Each warrant is exercisable at $0.50 per common share within three years.

(8)
On September 21, 2009, the Company issued options to George Young, our president, to purchase 1,000,000 shares of our common stock pursuant to our 2009 Nonqualified Stock Option Plan. The options vest in four equal installments, with the first installment vesting on the six month anniversary of the grant date and the remaining installments vesting every six months thereafter. The options have an exercise price of $0.36 per share.

(9)
On September 21, 2009, the Company granted a warrant to the Decerto Group to purchase 1,000,000 shares of our Company’s common stock, with an exercise price equal to $0.36 per share. The warrant shares vest in four equal installments, with the first installment vesting on the six month anniversary the grant date, and the and the second installment vesting on the one year anniversary of the date of the consulting agreement, contingent upon the Decerto Group continuing to provide consulting services to the Company on such dates. John Clair, our director, is a manager of the Decerto Group.

(10)
On September 21, 2009, the Company granted a warrant to MRT to purchase 300,000 shares of our Company’s common stock, with an exercise price equal to $0.36 per share. The warrant shares vest in four equal installments, with the first installment vesting on the six month anniversary the grant date, and the remaining installments vesting every six months thereafter, contingent upon MRT continuing to provide consulting services to the Company on such dates. Mario Ayub, our director, is a manager of the MRT.

The offers, sales and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, and/or Regulation D or Regulation S and the other rules and regulations promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions not involving a public offering or transactions under compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipient of securities in each this transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof or that they were not a US person, as defined in Regulation S, and were not acquiring the securities for the account or benefit of a US person, and appropriate legends were affixed to the share certificates and options issued in such transactions.
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

Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this Item 2 are unaffiliated with us.
We filed a registration statement on Form S-1 (Registration No. 333-164029) to register up to 12,500,000 shares of our common stock, no par value per share, for resale by the selling stockholders who purchased these shares in our private placement in the fall of 2009. The registration statement was declared effective by the Securities and Exchange Commission on January 12, 2010. We will not receive any proceeds from the sale of our common stock by the selling stockholders under the registration statement. The offering commenced on January 12, 2010 and has not terminated.
Item 6. Exhibits
The following exhibits are filed in reference:

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer of Mexoro Minerals Ltd. pursuant to Rule 13a-14(a)/15d-14(a).*

31.2	Certification of Chief Financial Officer of Mexoro Minerals Ltd. pursuant to Rule 13a-14(a)/15d-14(a).*

32.1	Certification of Principal Executive Officer of Mexoro Minerals Ltd. pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer of Mexoro Minerals Ltd. pursuant to 18 U.S.C. Section 1350.*

*	filed herewith

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mexoro Minerals Ltd.

/S/ George Young
Name:	George Young
Title:	President
Date:	January 14, 2009