Form 10-K
period 2010-02-28
MEXORO MINERALS LTD
filed 2010-06-14
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

  o TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 0-23561

___________________________

MEXORO MINERALS LTD.

(Exact name of registrant as specified in its charter)

Colorado	84-1431797
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Mountain View Center 12303 Airport Way Suite 200 Broomfield, CO	80021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 327 1587

Securities registered under Section 12(b) of the Act:

Title of each class

N/A

Securities registered under Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [_]     No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [_]     No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_]     No [_]

Mexoro February 28, 2010 Form 10-K

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                    Accelerated filer [_]

Non-accelerated filer [_]     (Do not check if a smaller reporting company)     Smaller reporting company  [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]  No  [X]

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of Common Stock on the OTC Bulletin Board system on August 31, 2009 of $0.25 was approximately $9,605,123.

As of May 31, 2010, the Registrant had 54,003,826 shares of Common Stock issued and outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

We are a development stage company focused on mineral exploration and development activities in Mexico. Through our wholly owned Mexican subsidiary, Sunburst Mining de Mexico, S.A. de C.V., (“Sunburst”), we are currently engaged in the exploration and development of three gold and silver projects, each made up of several mining concessions, located in the Sierra Madre region of the State of Chihuahua, Mexico. The term “mining concession” refers to an area of land for which the owner of the concession has the right to explore for and develop mineral deposits. The rights to and ownership of the minerals in the concessions were granted, in our case, originally by the Mexican Government to the former concession owner(s) and then to us from those owners. In Canada and the United States, the term is commonly referred to as “mineral rights” or “mining claims.” These projects are referred to as the Cieneguita project, the Encino Gordo Project and the Sahuayacan Project. We previously had a fourth project, known as the Guazapares Project, which we agreed to sell pursuant to the terms of a definitive agreement, dated July 10, 2009, to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”), for a total consideration of up to $5.3 million. As of the date of this report, we have engaged in the search for and extraction of mineral deposits but have not engaged in the exploitation of mineral deposits, except that we have recently engaged in the inauguration and start-up of mining and milling operations and the production of gravity and flotation pre-concentrates at our Cieneguita project. As of the fiscal year end, start-up operations had progressed as planned, and all essential systems and construction for initial plant facilities for crushing, gravity and flotation circuits were substantially complete. Operations had also commenced for one 12 hour shift per day with a limited processing rate.

Recent Developments

On May 24, 2010, the Company’s shareholders approved the reincorporation of the Company from the State of Colorado to the State of Delaware. The reincorporation will be effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and between the Company and Pan American Goldfields Ltd., a Delaware corporation (“Pan American Goldfields”) which is a wholly owned subsidiary of the Company, with Pan American Goldfields being the surviving corporation. The Company’s board of directors and the board of directors of Pan American Goldfields have unanimously approved the Merger Agreement. Upon completion of the reincorporation merger, the rights of the Company’s shareholders will be governed by Delaware General Corporation Law and the certificate of incorporation and bylaws of Pan American Goldfields. The name of the corporation following the merger will be “Pan American Goldfields Ltd.”

On May 12, 2010, Mr. Francisco “Barry” Quiroz resigned from the Company’s board of directors, effective immediately, and on May 21, 2010, Mr. John Clair resigned from the Company’s board of directors, effective immediately.  Neither director resigned as a result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Mexoro February 28, 2010 Form 10-K

Market Overview

The Sierra Madre gold belt in the Chihuahua region of Mexico is currently attracting significant mineral exploration, development and mining activities. Propelled by advances in mining technology and a resurgence of the global gold markets, a number of intermediate and major companies have returned to or commenced mining activities in this region.

Our Strategy

We are currently focused on mineral exploration and development activities in the Sierra Madre region of Chihuahua, Mexico. We have mineral concession rights at three projects in this region: Cieneguita, Encino Gordo and Sahuayacan, all of which are located near pre-existing operations of large mining corporations and have available mining and transportation infrastructures. Our strategy is to advance each of these projects to the drilling stage as aggressively as prudent financing will allow, to determine the presence of gold, silver or other precious mineral reserves. If we are successful in doing so, we believe we can attract the attention of the existing mining companies already operating in the area or new mining companies to either enter into development agreements with us or to acquire the projects from us outright.

Our goal is to establish a pipeline of two new drill-stage or near-to-drill stage projects per year. Our proposed exploration and development program consists of four main components:

•

Create a pipeline of quality properties providing a steady stream of new prospects and/or projects to explore, contract-out and/or enter into development agreements with other mining companies.

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

Mexoro February 28, 2010 Form 10-K

Cieneguita project

Summary

The Cieneguita project is located in the Baja Tarahumara in Cieneguita Lluvia De Oro, an area of canyons in the Municipality of Urique, in southwest Chihuahua, Mexico. The Cieneguita project is currently owned by Corporativo Minero. The concessions on the Cieneguita project cover a total area of 822 hectares (approximately 2,031 acres). A new gold discovery was made by Sunburst de Mexico in early 2008. The initial metallurgical testing on the mineralized material at the Cieneguita project show a recovery, on average, of 90% to 92% of the gold and 85% to 90% of the silver using a flotation process. There are no known reserves on the Cieneguita project.

MRT assigned to Sunburst de Mexico, with the permission of Corporativo Minero, all of its rights and obligations to the Cieneguita project, including the exclusive option to acquire the Cieneguita property for $2 million. We are required to make yearly payments on May 6th of each year in the amount of $120,000 until the outstanding balance owed on the $2 million is paid in full to keep the option in good standing. To date, we have paid $830,000 to Corporativo Minero. Once the full $2 million payment has been made, we will own the Cieneguita property. In the alternative, if the Cieneguita property is put into production, of which there is no guarantee, we must pay Corporativo Minero $20 per ounce of gold produced, if any, from the Cieneguita project up to the total $2 million due. In the event that the price of gold is above $400 per ounce, the payments payable from production will be increased by $0.10 for each dollar increment the spot price of gold trades over $400 per ounce. The total payment of $2 million does not change with fluctuations in the price of gold. Non-payment of any portion of the $2 million total payment will constitute a default, in which case we will lose our rights to the Cieneguita property and the associated concessions, but we will not incur any additional default penalty. Once we pay $2 million there is no further obligation to Corporativo Minero. Corporativo Minero has the obligation to pay, from the funds they receive from us, any royalties that may be outstanding on the properties from prior periods. Corporativo Minero has informed us that there were royalties of up to 7% NSR owned by various former owners of the Cieneguita property. They have informed us that the corporations holding those royalties have been dissolved and that there is no further legal requirement to make these royalty payments. We can make no assurance that these former owners will not contend that we are ultimately responsible to pay all or some of the 7% NSR to these former royalty holders if the Project was ever put into production and Corporativo Minero did not make the payments to the royalty holders. MRT no longer has any ownership interest or payment obligations with respect to the Cieneguita property. There is no affiliation between Corporativo Minero and Mexoro or its officers, directors or affiliates.

In February 2009, we entered into a development agreement with MRT, which we amended in December 2009. Pursuant to the terms of the development agreement, as amended, MRT has agreed to invest up to $8 million to put the first phase of the Cieneguita project into production and to complete a feasibility study. The first phase of production is limited to the mining of the mineralized material that is available from the surface to a depth of 15 meters (“First Phase Production”). In exchange, we assigned MRT an interest to 74% of the net cash flows from First Phase Production and a 54% ownership interest in the Cieneguita project.

To fund our continued operations, we issued $1.5 million of convertible debentures in March 2009, of which an aggregate of $880,000 was issued to Mario Ayub, a director of Mexoro, and to his affiliated entity, MRT. Pursuant to the terms of the convertible debentures, the holders irrevocably converted the debentures into a 10% ownership interest in the Cieneguita project and a 10% interest in the net cash flows from First Phase Production. In December 2009, Mario Ayub and MRT agreed to resell an aggregate 4% ownership interest in the Cieneguita project back to us, along with 4% of the net cash flows from First Phase Production, in return for $550,000. In a private transaction not involving the Company, the other holders contributed their remaining 6% ownership interest in the Cieneguita project to a newly formed entity, Marje Minerals SA.

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

Mexoro February 28, 2010 Form 10-K

The major terms of the development agreement, as amended, with MRT and Marje Minerals are as follows:

•

MRT purchased $1 million of secured convertible debentures at 8% interest (payable in stock or cash). The proceeds from this investment were used for continued exploration and development of the Cieneguita project and general working capital. On November 5, 2009, MRT exercised its conversion rights on the debenture and MRT was issued 3,333,333 common shares and a warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.50 per share.

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

•

MRT committed to spend up to $4 million to take the Cieneguita project through the feasibility stage. In doing so, we assigned MRT a 54% interest in our rights to the Cieneguita project. After the expenditure of the $4 million, all costs will be shared on a pro rata ownership basis (i.e. 54% to MRT, 40% to the Company and 6% to Marje Minerals). If any party cannot pay its portion of the costs after the $4 million has been spent, then their ownership position in the Cieneguita project will be reduced by 1% for every $100,000 invested by the other owners. Our ownership interest in the Cieneguita project, however, cannot be reduced below 25%. In addition, we have the right to cover Marje Minerals’ pro rata portion of costs if they cannot pay their portion of the costs. In return, we will receive 1% of Marje Minerals’ ownership position in the Cieneguita project for every $100,000 we invest on their behalf.

•

The MRT agreement was contingent on our repaying a debenture to Paramount. In March 2009, we repaid $1 million, or approximately two thirds of the debt, and Paramount released a security interest it had on the Cieneguita project. In October 2009, we repaid the remaining amount of the debt, and Paramount released its security interests on the Sahuayacan, Guazapares and Encino Gordo properties.

Property Location

Cieneguita is located in the Baja Tarahumara in Cieneguita Lluvia De Oro, an area of canyons in the Municipality of Urique, in southwest Chihuahua State, Mexico. The property is located within one half mile of the small village of Cieneguita Lluvia de Oro. Access to the property is by an all weather dirt road. There is available electrical power for the property provided by the Mexican public utility. We also have four diesel generators at the production site as back up and supplemental electrical power.

Claim Status and Licensing

The concessions of this project cover a total area of 822 Hectares (approximately 2,031 acres).

In April 2006, we applied to the Mexican government for a change of use of land permit for 30 hectares of the La Maravilla concession. The La Maravilla concession is the concession that contains the mineralized rock that is the interest of our exploration. We are currently extracting mineralized material from the La Maravilla concession as well as our ongoing exploration program. The purpose of the change of use permit was to allow us, if necessary, to extract the rock from this concession for the purposes of processing the rock to extract the precious metals that it may contain. Because the permitting process takes a period of time, we made the application in advance of any known reserves being discovered on the property. We cannot assure you that we will have sufficient ore reserves, if any, to continue extraction. This permit required negotiations with the government and municipality concerning such things as the removal of timber, building and maintaining roads, and reclamation. The government agency responsible for this permit met with representatives of the Company and toured our property in May 2006 as part of the permit process. The application fee for this permit was approximately $800, but there was an additional negotiated fee charged for the permit in the approximate amount of $67,000 (720,000 Mexican Pesos). In January 2007, the government agency issued the change of use permit, and we subsequently made the required payment of approximately $67,000 (720,000 Mexican Pesos).

In July 2006, we submitted an environmental impact study and a risk analysis study to the Mexican government for a permit to build a heap leach mining operation on the Aurifero concession of our Cieneguita property. The purpose of this permit is to allow us to construct an ore processing facility through heap leach mining methods. We do not have any ore reserves on our Cieneguita property and applied for permits in advance of any conclusive results. In January 2007, the necessary permits to allow for the building and operation of a heap leach operation were granted to the Company. Currently, the permit has been updated to allow us to build a crushing and floatation mining operation. The permit is valid until 2016 as long as we continue to provide yearly reports to SEMERNANT (the governing Mexican environmental agency responsible for permitting).

Mexoro February 28, 2010 Form 10-K

                                       Page 5

The Cieneguita Property is currently owned by Corporativo Minero, and our wholly-owned subsidiary, Sunburst de Mexico, has the option of purchasing the concessions under the payment plan discussed below. The following table is a summary of the concessions on the Cieneguita Property:

Lot Name	Title Number	Area (Ha)	Term of Validity	Royalties and Payments
Aurifero	196356	492.00	7/16/1993 to 7/15/2043	(1)

Aurifero Norte	196153	60.00	7/16/1993 to 7/15/2043	(1)

La Maravilla	190479	48.00	4/29/1991 to 4/24/2041	(1)

Aquilon Uno	208339	222.00	9/23/1998 to 9/22/2048	(1)

(1)

The Cieneguita concessions are all under an option to purchase for $2,000,000 of which $860,000 has been paid to date. We are required to make yearly payments on May 6th of each year in the amount of $120,000 until the outstanding balance owed on the $2 million is paid in full. Once the full $2 million payment has been made, we will own the Cieneguita property. In the alternative, if the Cieneguita property is put into production, of which there is no guarantee, we must pay Corporativo Minero $20 per ounce of gold produced, if any, from the Cieneguita project up to the total $2 million due. In the event that the price of gold is above $400 per ounce, the payments payable from production will be increased by $0.10 for each dollar increment the spot price of gold trades over $400 per ounce. The total payment of $2 million does not change with fluctuations in the price of gold. Non-payment of any portion of the $2 million total payment will constitute a default, in which case we will lose our rights to the Cieneguita property and the associated concessions, but we will not incur any additional default penalty. Once we pay $2 million there is no further obligation to Corporativo Minero. Corporativo Minero has the obligation to pay, from the funds they receive from us, any royalties that may be outstanding on the properties from prior periods. Corporativo Minero has informed us that there were royalties of up to 7% NSR owned by various former owners of the Cieneguita property. They have informed us that the corporations holding those royalties have been dissolved and that there is no further legal requirement to make these royalty payments. We can make no assurance that these former owners will not contend that we are ultimately responsible to pay all or some of the 7% NSR to these former royalty holders if the Project was ever put into production and Corporativo Minero did not make the payments to the royalty holders. MRT no longer has any ownership interest or payment obligations with respect to the Cieneguita property. There is no affiliation between Corporativo Minero and Mexoro or its officers, directors or affiliates.

History

The Cieneguita mines were in limited production in the 1990s. Over a four-year period, the Cieneguita Gold Mine was operated by Mineral Glamis La Cieneguita S. De R.L. De C.V. (“Glamis”), a subsidiary of the Canadian company Glamis Gold Ltd. (“Glamis Gold”). According to Glamis’ records, Glamis mined and processed ore on the property in 1995. Glamis stopped production in the mid-1990s. At that time, Corporativo Minero, the operator of the mine for Glamis, acquired the property. MRT entered into an agreement with Corporativo Minero on January 12, 2004 pursuant to which MRT acquired all of the mineral rights from Corporativo Minero to explore and exploit the Cieneguita concessions and to purchase them for $2,000,000. Under our agreements with MRT, MRT has assigned this agreement to us. As of the date of this prospectus, $830,000 of the $2,000,000 has been paid to Corporativo Minero. We are obligated to make yearly payments on these concessions to Corporativo Minero until the $2,000,000 has been paid. As production on this property is starting in December 2009, we currently believe that the remaining payments will be made from net cash flow to Corportivo Minero as per the royalty formula defined in our agreements with them; however there is no assurance that production will commence or yield positive net cash flow.

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

A total of 51 diamond drill holes (6,700 meters) drilled by Cominco (now Teck Cominco Ltd.) defined an auriferous zone approximately 1,000 meters long by 200 wide. On such a zone, two mineralized structures were drilled during their exploration program in 1981 and 1982. Later, two drilling programs were performed by Glamis: 135 holes were drilled during 1994 and 62 holes were drilled during 1997. Both programs confirmed the delineation of the two mineralized ore bodies. We have had access to these reports from Cominco and Glamis. The initial exploration conducted by our company will focus on further delineating the oxide mixed mineralized structures and the sulphide structures.

Mexoro February 28, 2010 Form 10-K

                                   Page 6

We used the original data from Cominco and Glamis to delineate the mineralized zone and to plan our present trenching and sampling programs. In April 2006, we completed a sampling of the property that included more than 500 meters of deep trenches from which we took comprehensive channel sampling. The trenches comprised 8 trenches approximately 200 meters long and 2 to 10 meters deep spaced equally along the 1,000 meters strike length of the property. From the walls of these trenches, we took approximately 550 rock samples. One half of these samples have been sent to ALS Chemex’s laboratory in Chihuahua for assaying. The sampling protocol followed the best mining practices. The purpose of the sampling was to further define the ore grade and potential of the property. We received the results of the sampling program and it suggests gold grades in the mineralized material that our head geologist, in conjunction with management, believes warrants putting the property into production even though we have not conducted any feasibility study on this property. At that time, management believed that the cost of a feasibility study is too expensive to undertake relative to the estimated size of the mineralization. At that time we also determined, based on the results of the sampling, that continued exploration on the property was warranted to further delineate the mineralization to be used in the heap leach open pit mining operation. We conducted further exploration on the property and began the process of putting the mine into production. We have not determined if there are any known reserves on this property to date.

The other half of the sample was used to complete column tests to determine the leachability of the precious metals from the rock. Subsequent drilling indicated that the mineralized material was much larger than originally anticipated and that the heap leaching process was not the best method for extracting the precious metals from the bulk of the mineralized material. We are currently stripping off the top oxide layer and stock piling that material for future processing (if ever) by the heap leach method. Instead, we have built a floatation circuit to process the mineralized sulphide material.

The Cieneguita property is without known reserves.

Infrastructure

The town site near the former mine has the following services: electrical power from the public utility, cellular phone, radio communication (CB), a health center and a school. Because the property was previously in production, it has existing infrastructure such as power, water, railroad transportation (within 20 kilometers), and all weather road access year round. We have an existing source of well water for our milling process we are initiating. This water is pumped to the mill site from a source approximately 2.4 miles away. There are all weather roads to the area that was previously mined allowing easy access for production and exploration. Also, the haul roads to the milling area have been significantly upgraded and are in good condition. It is our intention to use the existing heap leach pad area to build the mill site and tailings site to reduce our costs to re-open the mine. Because some of the infrastructure exists, such as roads and pads, we believe that the investment needed to put this mine into production would be smaller than the investment which would be needed for a mine that was never in production. Because other operating mines exist in the area, infrastructure, such as roads, already exists. The roads are public, and we do not have to pay a fee to use them. There is no other equipment or facilities available to us on the property. Further study needs to be done on the feasibility of using the existing infrastructure of the old mine.

Current Exploration

Cieneguita is a new gold-silver and polymetallic discovery made in 2008 by our exploration team. The main activities in the Cieneguita project are set forth below:

•

100 diamond drillholes completed for a total of 20,215 meters of drilling.

•

Broad mineralized intercepts including 111.5 meters with 1.24 g/t Au, 99.6 g/t Ag, 0.45% Pb and 0.73% Zn (C-21) and 94 meters with 1.21 g/t Au, 79.8 g/t Ag, 0.78% Pb and 1.2% Zn (CI-30).

•

Mineralization at Cieneguita has been traced over 900 meters along strike and still remains open to the southwest and to depth.

•

Exploration ongoing; infill drilling program has been designed to expand the size of the mineralized material.

We have conducted a series of exploration programs at Cieneguita since March 2007. Our exploration work to date includes 100 diamond core drillholes totaling 20,215 meters of drilling. The drilling exploration program commenced in December 2007 with one drill rig and a second rig was added in July 2008. We drilled with two rigs through October 2008 and drilling continued with one rig until December 19, 2008.

Mexoro February 28, 2010 Form 10-K

Assay results and an analysis of the drilling and exploration work are compiled and described in our recently filed Technical Report on National Instrument Form NI-43-101 completed following the end of the fiscal year and which is in compliance with the standards and requirements of  the Canadian security regulatory authorities and which is also published on our website, www.panamgoldfields.com. Two different styles of mineralization have been identified: precious (gold-silver) and base (lead-zinc-silver) metal mineralization, with higher gold-silver grades starting on surface and lead-zinc-silver mineralization intercepted at depth and to the west of the Cieneguita deposit. We interpret the Cieneguita deposit as a diatreme breccia body where disseminated oxide and sulphide mineralization is mainly hosted by quartz-sericite altered diatreme breccias and lapilli tuffs.

The mineralized body is shaped like a funnel which has been flattened laterally, measuring over 900 meters by 300 meters as defined by the drill results. An independent third party has completed a cross section-based geological model for Mexoro and has calculated inferred mineralized material of 15.249 million tons with 2.62 g/t Au equivalent based on assays that were composited using the sum of the dollar values for Au, Ag, Pb and Zn in each drill interval. Three-year trailing average prices used were: gold = $727.22 per ounce, silver = $13.66 per ounce, lead = $1.00 per pound, zinc = $1.36 per pound. A cutoff of $30 was applied and weighted averages calculated for each above-cutoff interval. These intervals were projected between drill holes and between sections to produce resource blocks, which were then compiled using weighted averages to produce a total tonnage and grade with a dollar value per ton.

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

Included in the Technical Report is an updated NI 43-101 compliant resource estimate of 1.1 million Measured and Indicated gold equivalent ounces and 0.02 Million Inferred gold equivalent ounces at the Cieneguita project. The estimate includes 20,087,000 Measured and Indicated tons grading 1.54 g/t gold equivalent and 453,000 Inferred tons grading 1.47 g/t gold equivalent.

CIENEGUITA PROJECT
DRILLING PROGRAM 2008
794800
795000
795200
795400
795600
795800
LITHOLOGY
Quaternary
Andesitic Dyke (Post-Mineral)
Porphyritic Andesitic Dyke
Diatreme Breccia and Lapilli Tuff
Breccia and Lithic Tuff
Andesitic Tuff
Meters
0 50 100 200
Legend
Proposed Drillhole
Completed Drillhole
In Process Drillhole
Known Ore-body Outline
Outcropping Vein / Mineralized Area
Fault / Structure

This figure is showing the geological units and distribution of the 100 drillholes.

Mexoro February 28, 2010 Form 10-K

Current Operations

In December of 2009, we commenced system testing, commissioning and start-up operations of the newly-constructed crushing and milling facilities at Cieneguita. After a brief testing period in December, we resumed those activities in January, 2010. As reported in our Report in Form 10-Q for the period ending November 30, 2009, dated January 14, 2010, start-up operations had progressed as planned. All essential systems and construction for plant operations were substantially complete and in operation for one 12 hour shift per day. The gravity concentration system and the flotation circuit were fully operational, each producing a rough concentrate for shipment to the MRT Choix mill for further processing into a final concentrate. Subsequent to the end of the fiscal year, operations have been conducted and sustained fully around the clock, 7 days a week with minimal stoppages. These achievements have been made possible by the establishment of additional water supply systems and improvements in the reliability of the power transmission and delivery facilities. This now enables the Company to focus on optimizing recoveries and incrementally increasing throughput of ore to the mill. We have now determined to proceed with the installation of a ball mill and to remove the gravity circuit,  thereby passing all the material through the flotation circuit, which we expect to accomplish by the third quarter of the current fiscal year. We expect that these improvements will increase the reliability of the recovery of the valuable mineralization in the concentrate and increase the rates of such recovery.

Additional Exploration South of the Cieneguita Pit Area

Because of the favorable mapping, sampling and drilling results in Cieneguita, we initiated a brownfield exploration program aimed at locating additional mineralization within our properties. The exploration process around the main mineralization zone at Cieneguita has identified two new areas of mineralization 500 meters to south of the current known mineralization. These two areas, known as Piedras Blancas and Piedra Amarilla, are exhibiting the same size, characteristics, and intensity of alteration-mineralization on surface as encountered at Cieneguita. No assurance, though, may be given that any positive exploration results will come from these similarities.

This brownfield exploration program for the Piedras Blancas area has now been completed. As a result of this mapping and sampling program, we have designed a drilling exploration program consisting initially of 3,000 meters of drilling to test three different targets. The drilling program is anticipated to start in the first quarter of 2010.

A figure exhibiting main geological and mineralization features on the Piedras Blancas and Piedra Amarilla areas is shown below.

Mexoro February 28, 2010 Form 10-K

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

Mexoro February 28, 2010 Form 10-K

Planned Exploration

The recent exploration activities in Cieneguita have shown that additional exploration is warranted. We have made the following determinations to date:

•

Infill drilling displays continuity of mineralization and overall grades.

•

Mineralization extends 900 meters along strike, is up to 300 meters wide and is open to the Southwest and open to depth.

Figure is showing main mineralization zones on the Cieneguita project. Areas in red are exhibiting mineralization areas where grades is >1.5 g/t Au

The known mineralized material on the Cieneguita property combined with the assay results from drilling and the new areas found 500 meters away from Cieneguita are providing the possibility to increase the size of the mineralized material. No assurance may be given, though, that the size of the mineralized zone will increase. Considering the latest results and findings the proposed work program for Cieneguita will include:

•

Completing the infill drilling program by doing an additional 10,000 meters of drilling to expand inferred resources;

•

Continue conducting metallurgical tests;

•

Complete feasibility study and;

•

Commencing exploration drilling program at the Piedras Blancas project.

The proposed exploration budget for the Cieneguita project for the remainder of 2009 will be conducted by our joint venture partner, Minera Rio Tinto. They will be responsible for spending $5,000,000 over the next 36 months to take the property through to feasibility. The feasibility work will also include exploration on the two new areas to the south of the Cieneguita property.

There are no known reserves on the Cieneguita property.

Mexoro February 28, 2010 Form 10-K

Sahuayacan Project

Summary

Our Sahuayacan Project is located near the Chihuahua-Sonora State border approximately 275 kilometers east-southeast of the city of Chihuahua and 50 kilometers south-southwest of the town of Mycoba in the state of Chihuahua, Mexico. There are 14 concessions on the Sahuayacan Project, which total 649 hectares (approximately 1,604 acres). Old mining records indicate that the concessions on the Sahuayacan Project cover an epithermal quartz vein system. We expect to continue our mapping and sampling program and to commence drilling on the Sahuayacan Project in 2010. There are no known reserves on the Sahuayacan Project.

In May 2006, we entered into an exploration contract Jose Maria Rascon, Sabino Amador Rascon Polanco and Rene Muro Lugo, the holders of Segundo Santo Nino concession on the Sahuayacan Project. These individuals each hold a 33.3% interest in the Segundo Santo Nino concession. We have agreed to pay these individuals a total of $255,000 for this concession, $105,000 of which has been paid to date. To date, we are current in our payments. There is no affiliation between the holders of Segundo Santo Nino concession and us or our officers, directors or affiliates.

In June 2006, we entered a 5 year exploration agreement with Minera Emilio, the owner of 13 concessions on the Sahuayacan Project. Under the exploration agreement, Minera Emilio granted us the exclusive right to conduct exploration on the Sahuayacan Project. We agreed to pay Minera Emilio $282,000 in the following manner: (i) $30,000 at the execution of the Agreement (which has been paid); (ii) $2,500 per month for 12 months beginning in August 2006 (which have been paid); (iii) $3,500 per month for 12 months beginning in August 2007 (which have been paid); and (iv) $5,000 monthly for 36 months beginning in August 2008 (these payments are in good standing). Non-payment of any of the payments owed would constitute a default under the exploration agreement. To date, we have not been given notice of any default. In the event we were given notice and default was not cured in a timely manner, we would lose the right to explore on the Sahuayacan Project and would lose the option to purchase the mineral concessions. There is no affiliation between Minera Emilio and us or our officers, directors or affiliates.

We also have an option to purchase the 13 concessions on the Sahuayacan Project held by Minera Emilio. The option expires on June 22, 2011. We must provide Minera Emilio 30 day written notice to exercise the option. The purchase price is $300,000 or the equivalent of $500,000 in restricted shares of common stock of Mexoro based upon the market value of such shares during the 30 days preceding our notice of intent to exercise the option. We must complete a feasibility survey within three years from the date we exercise the option. In addition, we must pay Minera Emilio royalties on any mineral ore that is sold from the concession. The royalty rate varies based on the price of gold on the London Metal Exchange. If the price of gold is less than or equal to $600 per ounce, the royalty due is 3% of net revenue. If the price exceeds $600 per ounce, the royalty due is 4% of net revenue. Net revenue is calculated by subtracting smelting expenses, added value taxes and all other taxes on production sales from revenue.

In January 2008, we entered into an exploration and option agreement with Maria Luisa Wong Madrigal to purchase the “La Maravilla” concessions, consisting of two separate concessions, on the Sahuayacan Project. We must pay Maria Luisa Wong Madrigal $600,000 in the following manner: (i) $33,000 in January 2008 (paid); (ii) $33,000 in July 2008 (paid); (iii) $34,000 in January 25, 2009 (paid in September 2009); and (iv) the remaining $500,000 is payable upon the earlier of our exercise of the option to purchase the concession or on January 25, 2011. There is no affiliation between Maria Luisa Wong Madrigal and us or our officers, directors or affiliates.

Location

The Sahuayacan property is located near the Chihuahua-Sonora state border approximately 275 kilometers east-southeast of the city of Chihuahua and 50 kilometers south-southwest of the town of Mycoba in the state of Chihuahua, Mexico. The property is accessible by all weather dirt road running through the center of the property.

Claim Status

The Company has recently optioned 14 mineral concessions totaling 649 hectares, which old mining records indicate cover an epithermal quartz vein system. The concessions are owned by Minera Emilio and optioned by Sunburst de Mexico. The following table is a summary of the concessions on the Sahuayacan Property:

Mexoro February 28, 2010 Form 10-K

				Royalties and
Concession Name	Title #	Surface (Ha)	Term of Validity	Payments
Veronica Segunda	171083	8.0000	9/8/1982 – 8/8/2032	(1)
Esperanza Segunda	171000	4.0000	5/8/1982 – 4/8/2032	(1)
Maria Luisa	170673	9.6000	11/6/1982 – 10/6/2032	(1)
Carmela	176856	4.0000	12/17/1985 – 12/16/2035	(1)
Silvia	217673	212.7549	6/8/2002 – 5/8/2052	(1)
La Chonca	218432	228.1808	5/11/2002 – 4/11/2052	(1)
La Cumbre	216091	67.0314	9/4/2002 – 8/4/2052	(1)
La Cumbre II	220349	5.2498	7/18/2003 – 7/17/2053	(1)
La Cumbre II Fracc. A	220350	1.1925	7/18/2003 – 7/17/2053	(1)
Santo Nino 3	220150	19.9500	6/17/2003 – 6/16/2053	(1)
Fortunato 2	214274	7.1686	6/9/2001 – 5/9/2051	(1)
Segunda Santa Theresa	219233	12.0000	2/20/2003 – 2/19/2053	(1)
Santo Nino	191810	4.0000	12/9/1991 – 12/18/2041	(1)

Segundo Santo Nino	191086	65.8730	4/29/1991 – 4/28/2041	(2)

La Estrella	169365	9.0000	12/11/1981 – 11/11/2031	(3)
Sultana Menor	169362	4.0000	12/11/1981 – 11/11/2031	(3)

(1)

These concessions are owned by Minera Emilio. The Company has agreed to pay Minera Emilio a total of $282,000 for these concessions. Of this, $197,000 has been paid as of April 30, 2010. The payments for March and April 2010 are outstanding and the Company is in default. The Company must pay $5,000 per month until the balance is paid.

(2)

This concession is owned by Grupo Rascon. The Company has agreed to pay a total of $255,000 for this concession. Of this, $135,000 has been paid as of February 28, 2010.

(3)

These concessions are by Mario Luisa Wong Ruiz. The Company has agreed to pay a total of $600,000 for these concessions. Of this, $133,000 has been paid as of February 28, 2010.

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

Geology

Our initial exploration work on the property, as part of due diligence before acquiring the property, indicates that the geology exposed in the project area reveals a complex geologic history. We believe that the basement in the area is composed of dark gray-green massive, fractured and folded phyllitic metasedimentary and metavolcanic rocks in contact with Lower to Middle Cretaceous banded shale and fine grained arenite. Our exploration suggests that these phyllitic rocks are in contact with a Tertiary volcaniclastic sequence that occurs as intercalated fine to coarse grained tuffaceous sediments, volcanic breccias and flows which range in composition from andesite to rhyolite. Our exploration suggests that the entire sequence has been locally crosscut by at least 2 intrusive units of diorite to rhyolite composition possibly represent synvolcanic hypabyssal intrusions. The Tertiary volcanic sequence is the main host to the gold/silver quartz vein system present in the project area.

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

Mexoro February 28, 2010 Form 10-K

730000 mE
731000 mE
Cumbre
SDH-1
Santo Niño
Open potential along these structures between Santa Teresa and La Cumbre
Santa Teresa
SDH-12
9
7
8
2
1
3
4
5
6
10
13
11
12

Mineral Deposit

A surface geological mapping and sampling crew evaluated the property from September 2006 through December 2006. Mapping on the property was completed at a scale of 1:5,000 with individual veins being mapped at a scale of 1:1,000. To date, a total of 309 samples have been taken from taken the property, including 101 rock chip and channel samples, 41 stream sediment samples and 158 soil samples. The underground workings are being evaluated for safe entry and will be mapped and sampled if deemed safe. The Sahuayacan Property is without known reserves. Our proposed exploration program is exploratory in nature.

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

El Cumbre:

The El Cumbre area covers the local hill top located approximately 500 meters east of the Santo Nino vein. Teck-Cominco, a large Canadian mining company, drilled at least 3 holes in this area in the mid 1990s. Drill results have not been obtained from this work.

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

Mexoro February 28, 2010 Form 10-K

Infrastructure

The Sahuayacan Property is accessible year round by all weather road. There is no local electricity or water currently available. We will need to supply our own diesel generated electrical power.

Current Exploration

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

A second phase drilling program was commenced prior to the end of the fiscal year and completed in April of 2010. This program was anticipated to be aimed to define the potential volume and grade of the mineralized system at Sahuayacan, primarily focusing on the Santa Teresa and La Cumbre targets to determine their potential to represent a mineralization system developed along a caldera margin. Additional targets were also drilled along the circular feature thought to control the emplacement of alteration and mineralization zones on the Sahuayacan project. Due in part to the lack of economic thicknesses and grades of gold mineralization encountered in the drilling program and the large property option payments required to be made in the near future to maintain its rights in the Sahuayacan project, management has determined to withdraw from the project and drop the property as of the date of this report.

Encino Gordo Project

Summary

Our Encino Gordo Project is located in the Barranca section of Chihuahua State in Mexico, and according to data publicly published by the Mexican Government; it is at the interphase between the two main volcanic groups that form the bulk of the Sierra Madre Occidental. We own two concessions and have an option to acquire two other concessions from MRT, subject to a 2.5% NSR and making the scheduled project payments. We expect to begin mapping and sampling to indentify target areas and to commence drilling in 2010. In August 2009, we dropped one of our concessions in the Encino Gordo Project, Encino Gordo 2. We determined that the payments due to the concession holder were too expensive and it was not in our best interests to keep the concession. There is no plan, currently, to try and negotiate the payments for this Project. There are no known reserves on the Encino Gordo Project.

Location

The Encino Gordo project is located in the Barranca section of Chihuahua State in Mexico, and according to data publicly published by the Mexican Government, is at the interphase between the two main volcanic groups that form the bulk of the Sierra Madre Occidental. The Encino Gordo Property is 3.2 miles west of the Guazapares Property. The location is 220 kilometers to the southwest of Chihuahua City. The property is accessible by an all weather dirt road along the southwest side of the property. There is no local electrical power or water available at this time, though major mining infrastructure is located within 3 miles of the concessions.

Claim Status

Sunburst de Mexico owns two concessions (Title #225277 and #292013) and has the option to acquire 100% of the two other properties listed below, subject to a 2.5% net smelter royalty.

Mexoro February 28, 2010 Form 10-K

                                     Page 15

The concessions not owned by Sunburst de Mexico are owned by MRT. The following table is a summary of the concessions on the Encino Gordo property:

	Title	Area
Lot Name	Number	(Ha)	Term of Validity	Royalties and Payments
Encino Gordo	225277	450	8/12/2005 to 8/11/2055	None (1)
Encino Gordo	292013	382	8/12/2005 to 8/11/2055	None (1)
El Camuchin	220149	100	6/17/2003 to 6/16/2053	Net Smelter Return of 2.5% (2)
La Paloma	220148	100	6/17/2003 to 6/16/2053	Net Smelter Return of 2.5% (2)

(1)

Concessions are 100% owned by Sunburst de Mexico with no further payments to be made.

(2)

Sunburst has the first right of refusal to acquire these two concessions from Minera Rio Tinto in the event Minera Rio Tinto receives an offer to purchase any portion of these mining concessions from a third party. Sunburst will have 30 days to exercise its first right of refusal.

History

The Encino Gordo Property, covering 1,042 hectares (approximately 2,575 acres), is situated near an old mining district with a lengthy production history, according to records in the public domain. Old mining records indicate that mining operations were commenced 3 kilometers east of this site in the 17th century. Most of the production from those mines came from high-grade vein deposits mined by crude underground methods. To the east of Encino Gordo, the main Guazapares breccia veins were discovered in about 1830. The major period of production was from 1870 to 1900 when there were four silver pan amalgamation mills in operation. Although those deposits contain both gold and silver, the early mills could not recover the gold as it is very fine and occurs along cleavage planes in the pyrite. The mills of the time could only process the oxidized portions of the veins, and the unoxidized, sulfide-bearing material was usually left in the mines as pillars. The principal mine owner of the properties east of Encino Gordo died in 1890, after which the mines of Guazapares slowly sank into disrepair and closed by 1900. In 1905, a US company consolidated most of the properties to the east of Encino Gordo and reopened some of the mine workings. That company ran into financial difficulties during 1907 and work halted. Ramon Valenzuela then acquired the properties to the east of Encino Gordo and operated a five stamp mill until 1912. Noranda Exploration, Inc. briefly optioned concessions in the area in the early 1990’s. Kennecott optioned the core concessions east of Encino Gordo in 1993-94 and drilled a few holes in one of the concessions to the east of Encino Gordo. The Encino Gordo property has never been in production. In August 2009, we dropped one of our concessions in the Encino Gordo Project, Encino Gordo 2.

Geological Setting and Deposit Types

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

La Junta area — Most of the alteration and mineralization in this area is associated with andesitic rocks intruded by composite stock (diorite and quartz-diorite) and dacite porphyries. The alteration at La Junta is characterized by propylitic alteration (chlorite-calcite-pyrite) exhibiting small and localized areas with incipient K-silicate alteration, where K-feldspar is mainly replacing groundmass in the intrusion phases.

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

Mexoro February 28, 2010 Form 10-K

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

Mexoro February 28, 2010 Form 10-K

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

Current Exploration

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

Planned Exploration Activities

At present we are re-evaluating the exploration program for Encino Gordo. We expect to revise the exploration budget of Encino Gordo in the second fiscal quarter of 2011.

Guazapares Project

On May 17, 2009 we entered into a letter of agreement and on June 29, 2009 we signed the definitive agreement to sell our Guazapares concessions located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount for a total consideration of up to $5.3 million. A definitive agreement was signed on July 10, 2009 and closed on October 10, 2009. A 5.7% commission was paid on the closing of the sale. Our Guazapares Project comprised of 12 concessions close to Paramount’s San Miguel discovery. The purchase price is to be paid in two stages. The first payment of $3.7 million was released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1.6 million is due if, within 36 months following execution of the letter of agreement (July 10, 2009), either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production. Also, the final repayment of the outstanding debenture in the amount of $221,047.57 with Paramount has been made to Paramount from the funds that were delivered to the escrow account.

Mexoro February 28, 2010 Form 10-K

                                   Page 18

See “Plan of Operations” in the “Management‘s Discussion and Analysis” section for further information.

Recent Financing Activities

On September 21, 2009, we entered into private placement subscription agreements, as thereafter amended, with certain U.S. accredited investors and certain non-U.S. investors for the private placement of 12,500,000 unregistered shares of the common stock with 100% warrant coverage at a purchase price of $0.20 per unit. The warrants have an exercise price of $0.30 per share, a two-year term and will not be exercisable until 12 months after their date of issuance. The Company received aggregate gross proceeds, prior to any expenses, from the Private Placement of $2,500,000.

Principal Products

Our principal product is the exploration for and development of precious minerals. Because our properties are in the exploration or development stage, there is no guarantee that any ore body will be found or extracted.

Mario Ayub, one of the Company’s directors, is a past president of the National Miners Association of Mexico and of the Chihuahua Miners Association, and through his network, he has been able to obtain information on potential mining properties. A potential mining property is identified first by a visit to the property by a geologist. If the property has potential based upon the geologist’s findings, another visit is made to gather more information by taking surface samples and mapping the property. Also, geophysical work (in this case mineral exploration techniques using electromagnetic instruments to measure the conductivity of the rocks underground) may be performed before entering into the negotiation process for a particular property.

Competition

We compete with other mining and exploration companies in connection with the acquisition of mining claims and leases on gold and other precious metals prospects and in connection with the recruitment and retention of qualified employees. Many of these companies are much larger than we are, have greater financial resources and have been in the mining business much longer than we have. As such, these competitors may be in a better position through size, finances and experience to acquire suitable exploration properties. We may not be able to compete against these companies in acquiring new properties and/or qualified people to work on any of our properties.

There is significant competition for the limited number of gold and silver acquisition opportunities available and, as a result, we may be unable to continue to acquire attractive gold and silver mining properties on terms we consider acceptable.

Given the size of the world market for gold and silver relative to individual producers and consumers of gold and silver, we believe that no single company has sufficient market influence to significantly affect the price or supply of gold and silver in the world market.

Governmental Regulations

Our business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time. Any mineral exploration activities conducted by the Company require permits from governmental authorities. The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations and establish requirements for the decommissioning of mining properties after operations have ceased. With respect to the regulation of mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mining properties following the cessation of operations, and may require that some former mining properties be managed for long periods of time. In addition, in certain jurisdictions, we may be subject to foreign investment controls and regulations governing our ability to remit earnings abroad.

The Company’s operations and properties are subject to a variety of governmental regulations including, among others, regulations promulgated by SEMARNAT, Mexico’s environmental protection agency; the Mexican Mining Law; and the regulations of the Comisión National del Aqua with respect to water rights. Mexican regulators have broad authority to shut down and/or levy fines against facilities that do not comply with regulations or standards. If we put any of our properties into production, operations may also be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental legislation and mine safety.

Mexoro February 28, 2010 Form 10-K

                                        Page 19

The need to comply with applicable laws, regulations and permits will increase the cost of operation and may delay exploration. All permits required for the conduct of mining operations, including the construction of mining facilities, may not be obtainable, which would have an adverse effect on any mining project we might undertake. Additionally, failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing exploration to cease or be curtailed. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current governmental laws and regulations affecting mining companies, or the more stringent application thereof, could adversely affect the Company’s operations. The extent of any future changes to governmental laws and regulations cannot be predicted or quantified. Generally, new laws and regulations result in increased compliance costs, including costs for obtaining permits, delays or fines resulting from loss of permits or failure to comply with the new requirements.

To keep our mineral concessions in good standing with the Government of Mexico, we must pay yearly property taxes. These taxes are based on a tariff per hectare and per the number of years (maturity) of each concession. The taxes are paid twice a year. We paid MXN $133,626 (approximately $10,079) in July 2009 and MXN $141,376 (approximately $10,779) in January 2010. We are in compliance with all of our tax payments to the government.

We believe that we are in compliance with all material current government controls and regulations at each of our properties.

Compliance with Environmental Laws

Our current exploration activities and any future mining operations (of which we currently have none planned) are subject to extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine construction, and protection of endangered and protected species. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have an adverse impact on our financial condition or results of operations. In the event that we make a mineral discovery and decide to proceed to production, the costs and delays associated with compliance with these laws and regulations could stop us from proceeding with a project or the operation or further improvement of a mine or increase the costs of improvement or production.

In Mexico, we are required to submit, for government approval, a reclamation plan for each of our mining sites that establishes our obligation to reclaim property after minerals have been mined from the site. In some jurisdictions, bonds or other forms of financial assurances are required as security for these reclamation activities. We may incur significant costs in connection with these restoration activities. The unknown nature of possible future additional regulatory requirements and the potential for additional reclamation activities create uncertainties related to future reclamation costs.

Employees

We currently have 9 persons working for Sunburst de Mexico and 2 persons working for Mexoro in Mexico, which includes 3 geologists, 1 field staff and 7 administrative personnel. Except for our general manager, Manuel Flores, and two geologists, all of these persons are provided to Sunburst de Mexico under third party contract, either directly or via a personnel service agency. On September 21, 2009, we hired George Young as our chief operating officer, Salil Dhaumya as our chief financial officer and Manuel Flores as our operations manager. On November 16, 2009, Mr. Young was appointed president upon the resignation of Francisco Quiroz. Other than these employees and our geologists, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors, we minimize our exposure to Mexican employment law, and all liabilities are undertaken by the third party contractors providing the services. We pay a flat rate to the third parties for their services. In the event that our exploration projects are successful and warrant putting any of our properties into production, all such operations would be contracted out to third parties. Also, we rely on members of our management to handle all matters related to business development and business operations.

ITEM 2. PROPERTIES

We currently maintain an office at C. General Retana #706, Col. San Felipe, Chihuahua, Chihuahua, Mexico, CP 31203. We previously leased this office under the terms of a two-year lease that expired by its terms in September 2008. The Company is still operating under the terms of this lease on a month-to-month basis, with a monthly rent of $900.

Mexoro February 28, 2010 Form 10-K

As described above, we have property rights in the Cieneguita, Encino Gordo, and Sahuayacan Projects.

All of the properties discussed below are located in the State of Chihuahua, Mexico. The following map illustrates the locations of Chihuahua and of the properties:

Location of Cieneguita, Encino Gordo and Sahuayacan Projects in Chihuahua, Mexico

ITEM 3. LEGAL PROCEEDINGS

Other than as disclosed herein, neither Mexoro nor its properties are the subject of any material pending legal proceedings and no such proceeding is known to be contemplated by any governmental authority. We are not aware of any legal proceedings in which any director, officer or affiliate of Mexoro, any owner of record or beneficially of more than 5% of any class of our voting securities, or any associate of any such director, officer, affiliate or security holder of Mexoro, is a party adverse to Mexoro or any of its subsidiaries or has a material interest adverse to Mexoro or any of its subsidiaries.

Mexoro February 28, 2010 Form 10-K

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

Fiscal Year Ending February 28, 2010	High	Low
First Quarter	$0.39	$0.25
Second Quarter	$0.40	$0.25
Third Quarter	$0.49	$0.27
Fourth Quarter	$0.54	$0.40

Fiscal Year Ending February 28, 2009	High	Low
First Quarter	$0.76	$0.33
Second Quarter	$0.60	$0.31
Third Quarter	$0.50	$0.12
Fourth Quarter	$0.20	$0.11

The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

As of February 28, 2010, there were approximately 269 stockholders of record of the Company's common stock.

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

Overview

We are a development stage company and have generated only limited revenues from our Cieneguita project and have not yet generated or realized any revenue from our other two exploration projects. As of February 28, 2010, we had $3,377,404 in our bank account.

Mexoro February 28, 2010 Form 10-K

                                  Page 22

On September 21, 2009, we entered into private placement subscription agreements, as thereafter amended, with certain U.S. accredited investors and certain non-U.S. investors for the private placement of 12,500,000 unregistered shares of the common stock with 100% warrant coverage at a purchase price of $0.20 per unit. The warrants have an exercise price of $0.30 per share, a two-year term and will not be exercisable until twelve months after their date of issuance. As of the filing of this registration statement, the Company has completed the sale of all of the unregistered shares, and the Company had received aggregate gross proceeds, prior to any expenses, from the Private Placement of $2,500,000.

In August 2009, we dropped one of our properties in the Encino Gordo concessions, Encino Gordo 2. Management determined that the property payments due to the concession holder were too expensive and we did not make the option payment at this time. There is currently no plan to try and negotiate the payments for this property.

On May 17, 2009, we entered into a letter of agreement and on June 29, 2009, we signed the definitive agreement to sell our Guazapares project located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount for a total consideration of up to $5.3 million. The first payment of $3.7 million was released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1.6 million is due if, by July 10, 2012, either (i) Paramount sells its Mexican subsidiary or (ii) Guazapares is put into production.

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

The major terms of the development agreement with MRT and Marje Minerals are as follows:

•

MRT purchased $1 million of secured convertible debentures at 8% interest (payable in stock or cash). The proceeds from this investment were used for continued exploration and development of the Cieneguita project and general working capital. On November 5, 2009, MRT exercised its conversion rights on the debenture and MRT was issued 3,333,333 common shares and a warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.50 per share.

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

Mexoro February 28, 2010 Form 10-K

•

MRT committed to spend up to $4 million to take the Cieneguita project through the feasibility stage. In doing so, we assigned MRT a 54% interest in our rights to the Cieneguita project. After the expenditure of the $4 million, all costs will be shared on a pro rata ownership basis (i.e. 54% to MRT, 40% to the Company and 6% to Marje Minerals). If any party cannot pay its portion of the costs after the $4 million has been spent, then their ownership position in the Cieneguita project will be reduced by 1% for every $100,000 invested by the other owners. Our ownership interest in the Cieneguita project, however, cannot be reduced below 25%. In addition, we have the right to cover Marje Minerals’ pro rata portion of costs if they cannot pay their portion of the costs. In return, we will receive 1% of Marje Minerals’ ownership position in the Cieneguita project for every $100,000 we invest on their behalf.

•

The MRT agreement was contingent on our repaying a debenture to Paramount In March 2009, we repaid $1 million, or approximately two thirds of the debt, and Paramount released a security interest it had on the Cieneguita project. In October 2009, we repaid the remaining amount of the debt, and Paramount released its security interests on the Sahuayacan, Guazapares and Encino Gordo properties.

On May 5, 2008, we signed a letter of intent (the “Paramount LOI”) to enter into a strategic alliance with Paramount to combine mining and exploration expertise, along with efficient use of personnel, drill rigs and current mining concessions to improve efficiencies and potentially reduce costs for both companies. On August 6, 2008, the strategic alliance between Mexoro and Paramount was terminated, including Paramount’s right of first refusal on financings. On October 8, 2009, we paid the remaining outstanding balance of $221,047.37 for the amended outstanding debentures. Upon receipt of this payment from the Company, Paramount released its security interests in the Company’s assets, including its security interests in the Company’s Sahuayacan, Guazapares and Encino Gordo properties.

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. While we believe that we have raised sufficient funds in our recent offerings to allow us to continue in business until December 2010, we may not be able to continue in business beyond that date unless we obtain additional capital. If the sale of the Guazapares property is completed, the resulting $3,700,000 payment will also allow us to operate for the next 12 months. No assurance may be given, though, that this sale will close in a timely fashion or at all.

As of February 28, 2010, the joint venture with MRT had generated net cash flows of approximately $386,000 of which $97,000 is attributable to us under the joint venture agreement. We are expecting additional ongoing cash flows from the commencement of operations at the Cieneguita property, starting in June 2010. The amount of net cash flows to be received on Mexoro’s 20% share from operations cannot be determined at this time. In fact, there is significant risk to us for this type of extracting of mineralized material because we have no known reserves on Cieneguita until an independent feasibility study is completed. We can not provide any assurance that the extraction and processing of mineralized material from the Cieneguita property will result in any cash flows for us.

For the 12-month period from March 2010 through February 2011, we need to raise additional capital to maintain operations. We will need a minimum of $1,877,000 for general and administrative costs. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as detailed below.

Additionally, if our exploration during that time period is successful, we may need to raise additional capital to fund those exploration programs. At this time, we cannot assess with any accuracy our total capital needs to fund an expanded exploration program beyond our basic program. If the payments from the sale of the Guazapares properties to Paramount are not made, we do not have any additional sources of additional capital to fund our operations beyond December 2010. We also believe that, other than the initial bulk sample test done by MRT, we cannot determine if the joint venture with MRT will generate any revenues that would allow us to continue operations. If we are unable to raise additional capital through debt or equity beyond December 2010, it is most likely that we would need to cease operations and forfeit our properties as we would be unable to make the necessary property payments.

Plan of Operation

Summary

Our business plan is to proceed with the exploration and development of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. On May 17, 2009, we entered into a letter of agreement and on June 29, 2009, we signed the definitive agreement to sell our Guazapares project located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount for a total consideration of up to $5.3 million USD. A definitive agreement was signed on July 10, 2009 and closed October 10, 2009. The payment of the funds from escrow is subject to the satisfaction of various conditions. The material conditions of the agreement have been met and the payment for the sale of the properties is expected to occur in January 2010 as the agreements governing the concessions have been officially re-registered in the name of Paramount Gold de Mexico, SA de C.V. with the Mexican mining authorities.     A 5.7% commission was paid on the closing of the sale. Mexoro’s Guazapares project comprises 12 claims close to Paramount’s San Miguel discovery. The purchase price is to be paid in two stages. The first payment of $3.7 million was deposited into escrow at closing, and will be released from escrow to Mexoro when the transfer of the 12 claims to Paramount is finalized. An additional payment of $1.6 million is due to Mexoro if, within 36 months following execution of the letter of agreement (July 10, 2009), either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production.

Mexoro February 28, 2010 Form 10-K

On February 12, 2009 we entered into a development agreement with MRT to provide us with immediate funding to initiate production at our Cieneguita property, to complete a feasibility study and to continue the exploration of its properties. The development agreement was amended in December 2009 and calls for project funding of up to $8,000,000 to be spent on First Phase Production and to complete a feasibility study. To date MRT has contributed $1,000,000 in working capital and has spent additional funds on initiating production plans for the Cieneguita project through the building of a floatation circuit mill. MRT has shipped approximately 5,000 ton bulk sample to its mill in Sinaloa Mexico for processing to verify the metallurgical process need to process the mineralized material from the Cieneguita property.

In the event that our exploration and development program finds exploration targets that warrant additional exploration work, including exploration by drilling, we will not have enough cash available to fund an expanded exploration program. If we decide to expand our exploration and development program, we would need to raise additional capital to meet these needs. Other than the sale of the Guazapares properties to Paramount, for we have not yet received payment, and the proceeds received from the shares issued in the Private Placement, we currently do not have any sources of additional capital available to us and we may not have any in the future. The failure to raise additional capital would severely curtail our ability to conduct any additional exploration work that might be warranted because of the results of our current exploration program.

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

Mexoro February 28, 2010 Form 10-K

Exploration Projects – Current Status

To date the Sierra Madre gold exploration program has been focused on advancing current exploration projects to the next exploration stage. During most of 2008, exploration activities were concentrated in four projects: Sahuayacan, Encino Gordo, Guazapares and Cieneguita. However, exploration activities during the six months ended August 31, 2009 were focused exclusively on the Cieneguita project. As well, we sold our Guazapares concessions to Paramount. To date most of the data gathered during our field campaigns and drilling programs is completely compiled and is being evaluated. The next exploration stages for all three remaining projects have been already planned.

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

The Company has made certain accounting estimates that have a material bearing on the financial statements. The most significant estimates are:

Mineral property costs

The Company has been in the development stage since March 1, 2004, and has not yet realized any significant revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Impairment or disposal of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

Results of Operations

Year ended February 28, 2010 compared to the year ended February 28, 2009.

In this discussion of Mexoro’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Mexoro February 28, 2010 Form 10-K

                                  Page 26

Revenues

The Company earned its 25% proportionate revenue from the joint venture with MRT from the commercial pilot test during the 12 months ended February 28, 2010. Other than the commercial pilot test, which generated $84,000 in net cash flows during the year ended February 28, 2010, we did not have commercial production of any of our properties in each of the fiscal years ended February 2010 and February 28, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties, if ever. We are presently in the development stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Costs

We did not incur any operating costs during the years ended 2010 and 2009 due to the fact that we did not achieve production from exploration activities during either year.

Expenses

Our operating expenses decreased to $5,168,000 for the year ended February 28, 2010 compared to $7,049,000 for the year ended February 28, 2009, representing a decrease of $1,881,000. The decrease is primarily attributable to lower exploration costs which was due to lack of funding, and curtailment of exploration on Cieneguita because of the joint venture agreement with MRT, where MRT has agreed to spend up to $4,000,000 to take Cieneguita to a feasibility stage, offset by higher non-cash stock-based compensation expenses.

In 2010, we incurred higher general and administrative expenses of $4,274,000 in 2010 compared to $2,678,000 in 2009, offset by lower mineral exploration expenses of $938,000 in 2010 compared to $4,132,000 in 2009, which resulted in decrease of expenses. The Company reduced its exploration activity as described above.

In the general and administrative expense category for the fiscal year ended February 28, 2010, we expensed $2,173,000 for stock-based compensation expense compared to $726,000 in 2009 as we issued options and warrants to new directors, investor relation consultants and officers to retain their services for the long term. Other than the non-cash stock-based compensation expense increase, the accounting and legal expense increased to $623,000 for the fiscal year ended February 28, 2010 compared to $423,000 for the fiscal year ended February 28, 2009. The higher accounting and legal expenses for the fiscal year ended February 28, 2010 is due to increased work relating to restructuring the Paramount debentures and legal fees related to the private placement, including the filing of the S-1 registration statement.

For the year ended February 28, 2010, we incurred $207,000 in mineral property costs as payments for our Mexican properties. At February 28, 2010, we tested the carrying amounts of all our Mexican properties for recoverability. Based on our tests, we concluded that the sum of undiscounted cash flows expected to result from the use and eventual disposition of all such properties was $nil as the properties have no known reserves. Accordingly, a mineral property impairment loss of $207,000 has been recognized for the year ended February 28, 2010. Impairment of mineral property costs in 2010 decreased to $207,000 compared to $239,000 for 2009. If we are able to raise additional funds to continue with our business plan, we anticipate that exploration expenditures will increase in fiscal 2010 as a result of anticipated exploration activities on our Mexican mineral properties.

Our interest expense decreased to $435,000 for 2010 compared to $791,000 for 2009. The lower interest expense in 2010 pertains to retirement of convertible debentures issued by the Company in May and June of 2008. The Company recorded a beneficial conversion feature of $51,000 as interest expense and $86,000 in 2010 as relative fair value of the warrants in relation to the convertible debt compared to $313,000 and $308,000 in 2009, respectively.

Net Loss

Our net loss decreased to $1,191,000 for 2010 compared to $8,036,000 for 2009. This change in our loss was primarily attributable to gain recorded on sale of Guazapares project and 10% sale of Cieneguita project of $4,390,000 in 2010 along with lower mineral exploration costs offset by higher stock-based compensation expense. The non-cash component of stock-based compensation costs was $2,173,000 compared to $726, 000 for 2009.

We anticipate that we will continue to incur losses until such time that we can identify mineral deposits and achieve significant revenues from sale of gold recovered from our Mexican mineral properties, if ever. There is no assurance that we will commence the development stage of our operations at any of our Mexican mineral properties or achieve revenues.

Mexoro February 28, 2010 Form 10-K

                                  Page 27

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage. As of February 28, 2010, we had total assets of $4,069,000, total current liabilities of $3,594,000, and a deficit of $43,056,000 accumulated during the development stage.

Cash and Working Capital

We had cash of $3,377,000 as of February 28, 2010, compared to cash of $39,000 as of February 28, 2009. We had working capital of $232,000 as of February 28, 2010, compared to a working capital deficiency of $4,657,000 as of February 28, 2009.

During the fiscal year 2010, we reduced the activities for our exploration program considerably but have continued to incur corporate administrative expenses. We raised approximately $2,550,000 from the private placement, which went towards reducing our accounts payable and accrued liabilities. Our current liabilities decreased from $4,979,000 in 2009 to $3,594,000 in 2010. Of the $2,773,000 accounts payable and accrued liabilities as of February 28, 2010, $704,000 related to exploration expenses.

We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $2,386,000 from March 2009 to February 2010 to carry out exploration and administration activities on our Mexican mineral properties. We are in the process of mapping out an exploration program on Encino Gordo project, which will require additional funds. We presently do not have sufficient financing to enable us to complete these plans and will require additional financing to perform future exploration work on our Mexican mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

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

Cash Used in Operating Activities

Cash provided by operating activities amounted to $1,073,000 for the fiscal year ended February 28, 2010 compared to $3,702,000 used for operating activities in the fiscal year ended February 28, 2009. The cash was used for general and administrative costs and for the exploration programs on the properties.

Cash Used in Investing Activities

Cash provided by investing activities amounted to $6,000 for the fiscal year ended February 28, 2010 due to sale of equipment compared to $13,000 used in investing activities for the fiscal year ended February 28, 2009 for the purchase of equipment.

Mexoro February 28, 2010 Form 10-K

Financing Activities

Cash provided by financing activities decreased to $2,163,000 for the fiscal year ended February 28, 2010 compared to $3,780,000 for the fiscal year ended February 28, 2009. Most of the cash provided by financing activities in 2010 was provided by private placement. Cash provided by financing activities was used to fund our operating and investing activities.

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

In March, 2009, the Company entered into an agreement with Paramount restructuring its payment terms on the three outstanding secured convertible debentures held by Paramount. Under the terms of the agreement, the Company paid Paramount $1,000,000 to cancel two debentures held by them, one issued on May 9, 2008 for $500,000 and another issued on July 11, 2009 for $500,000. The Company also amended a debenture issued to them on June 18, 2009 in the face amount of $370,000. The amount of that debenture was increased to $521,047.37 which, among other things, included interest accrued on all three debentures to March 31, 2009. The Company was obligated to make a payment on March 31, 2009 on this debenture in the amount of $393,547.37 and the balance of $127,500 was to be re-paid on April 30, 2009. This remaining amount of $127,500 was interest free as long as the debenture remained in good standing. In April 2009, we repaid $300,000 of the amended convertible debentures. Subsequently, Paramount deferred the remaining payment until the closing of the sale of our Guazapares properties to Paramount. On October 8, 2009, we paid the remaining outstanding balance of $221,047.37 for the amended outstanding debentures.

In February 2009, we entered into a development agreement with MRT, which we amended in December 2009. Pursuant to the terms of the development agreement, as amended, MRT has agreed to invest up to $8 million in First Phase Production and to complete a feasibility study. In exchange, we assigned MRT an interest to 74% of the net cash flows from First Phase Production and a 54% ownership interest in the Cieneguita project.

To fund our continued operations, we issued $1.5 million of convertible debentures in March 2009, of which an aggregate of $880,000 was issued to Mario Ayub, a director of Mexoro, and to his affiliated entity, MRT. Pursuant to the terms of the convertible debentures, the holders irrevocably converted the debentures into a 10% ownership interest in the Cieneguita project and a 10% interest in the net cash flows from First Phase Production. In December 2009, Mario Ayub and MRT agreed to resell an aggregate 4% ownership interest in the Cieneguita project back to us, along with 4% of the net cash flows from First Phase Production, in return for $550,000. In a private transaction not involving the Company, the other holders contributed their remaining 6% ownership interest in the Cieneguita project to a newly formed entity, Marje Minerals SA.

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

The major terms of the development agreement, as amended, with MRT and Marje Minerals are as follows:

•

MRT purchased $1 million of secured convertible debentures at 8% interest (payable in stock or cash). The proceeds from this investment were used for continued exploration and development of the Cieneguita project and general working capital. On November 5, 2009, MRT exercised its conversion rights on the debenture and MRT was issued 3,333,333 common shares and a warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.50 per share.

Mexoro February 28, 2010 Form 10-K

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

•

MRT committed to spend up to $4 million to take the Cieneguita project through the feasibility stage. In doing so, we assigned MRT a 54% interest in our rights to the Cieneguita project. After the expenditure of the $4 million, all costs will be shared on a pro rata ownership basis (i.e. 54% to MRT, 40% to the Company and 6% to Marje Minerals). If any party cannot pay its portion of the costs after the $4 million has been spent, then their ownership position in the Cieneguita project will be reduced by 1% for every $100,000 invested by the other owners. Our ownership interest in the Cieneguita project, however, cannot be reduced below 25%. In addition, we have the right to cover Marje Minerals’ pro rata portion of costs if they cannot pay their portion of the costs. In return, we will receive 1% of Marje Minerals’ ownership position in the Cieneguita project for every $100,000 we invest on their behalf.

In May 2009, the Company entered into a letter of agreement to sell its Guazapares project located in southwestern Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount for a total consideration of up to $5.3 million USD. A definitive agreement was signed on July 10, 2009 but the closing was subject to the satisfaction of various conditions. The first payment of $3.7 million was released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1.6 million is due if, within 36 months following execution of the letter of agreement (July 10, 2009), either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production.

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

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at February 28, 2010, the Company had working capital of $232,000 (2009 - $4,657,000 working capital deficiency) and an accumulated deficit during the development stage of $43,056,000 (2009 – $41,864,000). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K.

Mexoro February 28, 2010 Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

On September 21, 2009, we hired Salil Dhaumya as our chief financial officer which has improved the effectiveness of our disclosure controls and procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of February 28, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of February 28, 2010, the Company had a material weakness in its internal control over financial reporting. Specifically, the management determined that the Company did not have sufficient personnel resources within the accounting function to segregate the duties and lack of oversight by independent directors. Accordingly, our internal control over financial reporting is ineffective as of February 28, 2010.

Mexoro February 28, 2010 Form 10-K

To remediate our internal control weaknesses, management intends to implement the following measures:

•

The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

•

The Company will add sufficient number of independent directors to the board.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Tenure
Mario Ayub	57	Director since October 2009

Salil Dhaumya	44	Chief Financial Officer since September 2009

George Young	58	Director since September 2009
		President since November 2009
		Chief Operating Officer since September 2009

The directors named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement, plan or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company’s board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs. Officers are elected by the board of directors and serve until their successors are appointed by the board of directors. Biographical resumes of each officer and director are as follows:

Mario Ayub

Mr. Ayub has served as a director of the Company since October 2009. He currently serves as President of MRT Investments Ltd. since March 2004 and has served as the President of Minera Rio Tinto S.A. de C.V., a Mexican company, since 1994. Minera Rio Tinto S.A. de C.V. has a joint venture agreement with us to develop and mine our Cieneguita project in Mexico. He is a former President of the Chihuahua Mining Association and of the National Miners Association of Mexico. He graduated in 1976 from the Universidad Iberoamericana in Mexico City with a degree in chemical engineering, and he has completed post-graduate studies in metallurgy at Comision de Fomento Minero and South Dakota University. Mr. Ayub has put seven mines into production over the past fifteen years. Mr. Ayub has previously served as a director of the Company from May 2004 to November 2008. Mr. Ayub is qualified to sit on the Company’s board of directors due to his extensive mining experience, including his role as a senior executive at Minera Rio Tinto.

Mexoro February 28, 2010 Form 10-K

Salil Dhaumya

Mr. Dhaumya has served as the chief financial officer of the Company in September 2009. Mr. Dhaumya has currently served as the corporate controller for IBC Advanced Alloys Corp., a Canadian reporting issuer listed on the TSX Venture Exchange, since August 2008. Prior to that time, he served as corporate controller for New Legend Group Ltd., a TSX Venture Exchange-listed capital pool company, from June 2007 to February 2009. Mr. Dhaumya served as our Chief Financial Officer from October 2007 to November 2007. From August 2006 to June 2007, Mr. Dhaumya served as a management consultant at MCSI, providing corporate financial consulting services to Canadian and U.S. listed small reporting companies. From August 2005 to May 2006, Mr. Dhaumya also worked as a business analyst with Heli-One, a division of CHC Helicopters, (a reporting issuer trading on the New York Stock Exchange) a company providing helicopter support to the CHC Global Operations and third parties. He has also served as controller of Aquilini Group (also known as Golden Eagle Group), a business conglomerate from March 2002 to July 2005. Mr. Dhaumya graduated with honors in cost accounting at Punjab University in Chandigarh, India in 1986 and is a certified management accountant, a designation obtained in British Columbia, Canada in 2004. It is expected Mr. Dhaumya will spend approximately 70% of his time working for our Company as Chief Financial Officer.

George Young

Mr. Young has served as president of the Company since November 16, 2009 and chief operating officer and a director of the Company since September 2009. He is the chief executive officer and director of Fellows Energy Ltd., an early stage oil and gas company, since January 2004. Fellows Energy is a US reporting issuer trading on the over-the-counter bulletin board. Mr. Young previously served as Vice President and director of International Royalty Corporation from February 2005 to February 2008. International Royalty Corporation, a Canadian reporting issuer which trades on the Toronto Stock Exchange (“TSX”), is a company which acquires and creates natural resource royalties. Prior to that time, from January 2003 to January 2005, he served as President and director of MAG Silver Corp., a Canadian reporting issuer that trades on the TSX and the American Stock Exchange. MAG Silver is a silver exploration and emerging development company in Mexico. From October 2002 to July 2008, Mr. Young was a director of Palladon Ventures Ltd., a junior exploration and development company based in Salt Lake City, Utah, which trades on the TSX Venture Exchange in Canada. Mr. Young holds a Bachelor of Sciences degree from the University of Utah and a Juris Doctor from the University of Utah College of Law. Mr. Young is qualified to sit on the Company’s board of directors given his previous mining experience, including his prior experience as a senior executive at International Royalty Corporation and MAG Silver and his prior service as director of Palladon Ventures.

The Board’s Role in Risk Oversight

The Board’s role in risk oversight includes receiving reports from members of management on a regular basis regarding material risks faced by the Company and applicable mitigation strategy and activity, not less than quarterly. The reports cover the critical areas of operations, sales and marketing, development, regulatory affairs and legal and financial affairs. The Board and its committees consider these reports; discuss matters with management and identify and evaluate any potential strategic or operational risks, and appropriate activity to address those risks.

Director Independence

John Clair resigned from our board of directors (the “Board”) on May 21, 2010. We believe that Mr. Clair was an “independent director,” as that term is defined by applicable listing standards of The Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act. As a result, we currently do not have an independent director serving on our Board, although we intend a majority of our Board will be independent in the future. There are no family relationships among any of our directors or executive officers.

Board Committees

Our Board currently performs the functions and duties generally performed by separately constituted audit, compensation and nominating and corporate governance committees. We intend to recruit additional directors to serve on our Board, and at such time, the Board will form separate Board committees. We intend that a majority of our directors will be independent directors, and that our Board and Board committees will meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we seek listing on a securities exchange. Additionally, the Board will direct each committee to adopt a charter to govern its duties and actions.

Mexoro February 28, 2010 Form 10-K

Audit Review

Our Board is responsible for assuring the integrity of our financial control, audit and reporting functions and reviews with our management and our independent auditors the effectiveness of our financial controls and accounting and reporting practices and procedures. In addition, our Board reviews the qualifications of our independent auditors, is responsible for their appointment, compensation, retention and oversight and reviews the scope, fees and results of activities related to audit and non-audit services.

Executive Compensation

Our Board reviews and sets our general compensation policies and executive compensation, including officer salary levels, incentive compensation programs and share-based compensation. Our Board also has the exclusive authority to administer our stock option plan. George Young, our president, has abstained from any Board discussions with respect to his compensation.

Nominating and Corporate Governance

Our Board is responsible for identifying and selecting potential candidates for our Board. Our Board reviews the credentials of proposed members of the Board, either in connection with filling vacancies or the election of directors at each annual meeting of stockholders. The Board will consider qualified nominees recommended by stockholders. The Board intends to periodically assess how well it is performing, and make recommendations regarding corporate governance matters and practices. Nominees for director are selected on the basis of their depth and breadth of experience, integrity, ability to make independent analytical inquiries, understanding our business environment and willingness to devote adequate time to their board duties.

Stockholder Nominees

Our Board will consider written proposals from stockholders for nominees for director. Any such nominations should be submitted to the Board c/o the secretary of the Company and should include the following information: (i) with respect to each nominee, (a) the name, age, business address and residence address of the nominee, (b) the principal occupation or employment of the nominee, (c) the class and number of shares of the Company that are beneficially owned by the nominee, (d) a description of all arrangements or understandings between the stockholder submitting the nomination and the nominee pursuant to which the nomination is to be made by the stockholder, and (e) any other information relating to the nominee that is required to be disclosed in solicitations of proxies for the election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (ii) with respect to the stockholder submitting the nomination, (a) the name and address of the stockholder, as they appear on our books, (b) the class and number of shares of the Company that are beneficially owned by the stockholder and (c) any material interest of the stockholder in the nomination. Such information should be submitted in the time frame described under our proxy statement.

Process for Identifying and Evaluating Nominees

Our Board believes that we are well served by our current directors. In the ordinary course, absent special circumstances or a material change in the criteria for Board membership, the Board will renominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If an incumbent director is not standing for re-election, or if a vacancy on the Board occurs between annual stockholder meetings, the Board will seek out potential candidates for Board appointment who meet the criteria for selection as nominees and have the specific qualities or skills being sought. Director candidates will be selected based on input from members of the Board, our senior management and, if the Board deems appropriate, a third-party search firm. The Board will evaluate each candidate’s qualifications and contact relevant references. Based on this input, the Board will evaluate which of the prospective candidates is qualified to serve as a director.

Communications with Directors

Stockholders who wish to communicate with our Board may do so by writing to our corporate secretary at our principal executive offices located at Mountain View Center, 12303 Airport Way, Suite 200, Broomfield, CO 80021.

Mexoro February 28, 2010 Form 10-K

Code of Ethics

Our Board of Directors adopted a code of business conduct and ethics policy, the “Code of Ethics”. The Code of Ethics allows us to focus our Board and each Director and officer on areas of ethical risk, provide guidance to Directors to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct and help foster a culture of honesty and accountability. A copy of our Code of Ethics may be obtained by writing to our corporate secretary of the Company at Mountain View Center, 12303 Airport Way, Suite 200, Broomfield, CO. 80021.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, except as set forth below, we believe that during the fiscal year ended February 28, 2010, our directors, officers and 10% holders complied with the filing requirements under Section 16(a) of the Exchange Act.

•

a Form 4 was not timely filed by John Clair related to a purchase of the Company’s securities.

•

a Form 3 was not timely filed by George Young related to an option grant and a Form 4 was not timely filed by George Young related to a purchase of the Company’s securities.

•

a Form 4 was not timely filed by Mario Ayub related to purchases of the Company’s securities.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth executive compensation for our named executive officers for the fiscal year ended February 28, 2010.

Summary Compensation Table

Name And Principal Position	Fiscal year Ended February	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(1)	All Other Compensation ($)	Total ($)

Francisco Quiroz Former President (2)	2010 2009	102,000 146,323	-- --	280,000 222,500	-- 101,890	-- --	382,000 470,713
George Young, President (3)	2010 2009	53,333 --	-- --	-- --	333,000 --	-- --	386,333 --

Salil Dhaumya, CFO (4)	2010 2009	39,833 --	-- --	-- --	189,000 --	-- --	228,833 --

(1)

Column represents the aggregate grant date fair value of stock options granted to the named executives recognized for financial statement reporting purposes in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)

On November 16, 2009, Mr. Quiroz resigned as President of the Company.

(3)

On September 21, 2009, Mr. Young was appointed as Chief Operating Officer, and on November 16, 2009, Mr. Young was appointed as the Company’s President.

(4)

On September 21, 2009, Mr. Dhaumya was appointed as Chief Financial Officer.

Mexoro February 28, 2010 Form 10-K

Employment Agreements

On September 21, 2009, the Company has entered into an employment agreement with Mr. Young to serve as the Company’s Chief Operating Officer. On November 16, 2009, Mr. Young was appointed as President. He receives a monthly salary of $10,000. On September 21, 2009, the Company also granted Mr. Young options to purchase 1,000,000 shares of our common stock pursuant to our 2009 Nonqualified Stock Option Plan and form of Nonqualified Stock Option Agreement. The options vest in four equal installments, with the first installment vesting on the six month anniversary of the grant date and the remaining installments vesting every six months thereafter. The options have an exercise price of $0.36 per share.

Grants of Plan-Based Awards

Name	Grant Date	Number of Shares of Stock or Units	Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Options Awards
Francisco Quiroz	06/25/2009	1,000,000	-	-	$280,000

George Young	09/21/2009	-	1,000,000	$0.36	$332,900

Salil Dhaumya	11/01/2009	-	500,000	$0.44	$188,600

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Francisco Quiroz	150,000	Nil	Nil	1.04	3/1/2017
	66,667	133,333 (1)	Nil	0.52	4/29/2018
	41,667	208,333(2)	Nil	0.18	2/10/2019

George Young	250,000	750,000(3)	Nil	0.36	9/21/2019

Salil Dhaumya	20,835	4,165(4)	Nil	0.90	12/21/2017
	100,000	100,000 (5)	Nil	0.16	02/10/2019
	375,000	125,000 (6)	Nil	0.44	11/01/2019

(1)

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

(3)

Mr. Young received 1,000,000 options under the 2009 Nonqualified Stock Option Plan. These options vest in eight equal installments, with the first installment vesting on September 21, 2009. The remaining 750,000 options vest as: 125,000 options vest on March 21, 2010, 125,000 options vest on June 21, 2010, 125,000 options vest on September 21, 2010, 125,000 options vest on December 21, 2010, 125,000 options vest on March 21, 2011, and 125,000 options vest on June 21, 2011.

(4)

Mr. Dhaumya received 25,000 options under the 2007 Nonqualified Stock Option Plan. These options vest every six months over a two and a half year period beginning on the initial grant date. The remaining 4,165 options vest on June 21, 2010.

(5)

Mr. Dhaumya received 200,000 options under the 2008 Nonqualified Stock Option Plan. These options vest every six months over a two and a half year period beginning on the initial grant date. The remaining 100,000 options vest as: 33,333 options vest on August 10, 2010, 33,333 options vest on February 10, 2011, and 33,333 options vest on August 10, 2011.

(6)

Mr. Dhaumya received 500,000 options under the 2009 Nonqualified Stock Option Plan. These options vest in eight equal installments, with the first installment vesting on November 1, 2009. The remaining 375,000 options vest as: 62,500 options vest on May 1, 2010, 62,500 options vest on August 1, 2010, 62,500 options vest on November 1, 2010, 62,500 options vest on February 1, 2011, 62,500 options vest on May 1, 2012, and 62,500 options vest on August 1, 2012.

Mexoro February 28, 2010 Form 10-K

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

On February 10, 2009, the board of directors approved the granting of stock options according to the 2009 Nonqualified Stock Option Plan (“2009 Option Plan”) whereby the board is authorized to grant to employees and other related persons stock options to purchase an aggregate of up to 5,000,000 shares of the Company's common stock.

As of February 28, 2010, the Company granted 2,150,000 options under the 2009 Option Plan.

Aggregate Option Exercises in Last Fiscal Year

None of the named executive officers exercised options during the year ended February 28, 2010.

Director Compensation

The following table sets forth information concerning the compensation paid to each of our non-employee directors during the fiscal year ended February 28, 2010 for their services rendered as directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR ENDED FEBRUARY 28, 2010

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mario Ayub	25,000	-	-	-	-	95,771 (2)	120,771
John Clair	-	-	-	-	-	262,571 (3)	262,571
Francisco “Barry” Quiroz	-	-	-	-	-	-	-

(1)

No option awards have been granted to the directors as compensation for their service as director.

(2)

Represents $25,000 of fees paid pursuant to the Consulting Agreement, dated September 21. 2009, entered into with MRT, an entity affiliated with Mario Ayub, and $70,771 representing the aggregate grant date fair value of the warrant granted to MRT to purchase 300,000 shares of the Company’s common stock on September 21, 2009.

(3)

Represents $26,667 of fees paid pursuant to the Consulting Agreement, dated September 21. 2009, entered into with the Decerto Group, an entity affiliated with John Clair, and $235,904 representing the aggregate grant date fair value of the warrant granted to the Decerto Group to purchase 1,000,000 shares of the Company’s common stock on September 21, 2009. On May 21, 2010, Mr. Clair resigned from our board of directors.

Directors are reimbursed for their reasonable out-of-pocket expenses incurred while attending board or committee meetings.

Mexoro February 28, 2010 Form 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of May 12, 2010 of each person known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 54,003,826 shares outstanding on May 12, 2010, and assuming the exercise of any options, which are presently exercisable as of May 12, 2010.

Name and Address	Amount and Nature of Beneficial Owner	Percent of Class
Mario Ayub Pascual Orozco # 2117-A Chihuahua, Chih. 31310 Mexico	7,334,666 (1)	13.58%
John Clair c/o Decerto Group 1 Penn Plaza Ste 6157 New York, NY 10119	3,000,000(3)	5.56%

The following table sets forth information regarding the beneficial ownership of our common stock as of May 12, 2010 by each of our directors; each of our executive officers; and our executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Owner	Percent of Class

Mario Ayub Pascual Orozco # 2117-A Chihuahua, Chih. 31310 Mexico	7,334,666(1)	13.58%

George Young 402 Linden Borger, TX 79007	470,000 (2)	0.87%
John Clair c/o Decerto Group 1 Penn Plaza Ste 6157 New York, NY 10119	3,000,000 (3)	5.56%
Salil Dhaumya 9174 – 117 Street, Delta, BC V4C 6B4	308,335 (4)	0.57%

All officers and directors as a group (4 in number)	11,113,001	20.58%

(1)

Includes 1,458,000 shares held by MRT Investments Inc, 3,333,333 shares held by Minera Rio Tinto SA DE CV and 143,333 shares owned by family members. Also includes 658,333 vested options owned by Mr. Ayub and 1,741,667 vested warrants owned by MRT Investments Inc.

(2)	Includes 95,000 shares owned by Mr. Young. Also includes 375,000 vested options, which are owned by Mr. Young.

(3)

Includes 2,500,000 shares owned by Nevaheel Consortium LLC of which, Mr. Clair is the manager. Also includes 500,000 vested warrants in the name of Decerto Group, which is owned by Mr. Clair.  On May 21, 2010, Mr. Clair resigned from the Company’s board of directors.

(4)	These are vested options owned by Mr. Dhaumya.

Mexoro February 28, 2010 Form 10-K

EQUITY COMPENSATION PLAN

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of February 28, 2010:

Weighted
	Number of	average	Number of securities
	securities to be	exercise	remaining available for
	issued upon	price of	future issuances under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options,	warrants and	securities reflected in
	warrants and	rights	column (a))
	rights (a)	(b)	(c)
Equity compensation plans
approved by security holders	31,940,900	$0.45	2,850,000
Equity compensation plans
not approved by security holders	-0-	$0.00	-0-

Total	31,940,900	$0.45	2,850,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Beginning in November 2008, MRT purchased an aggregate of $1 million of secured convertible debentures at 8% interest (payable in stock or cash). The proceeds from this investment were used for continued exploration and development of the Cieneguita project and general working capital. On November 5, 2009, MRT exercised their conversion rights on the debenture and MRT was issued 3,333,333 common shares and a warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.50 per share.

In February 2009, we entered into a development agreement with MRT, which we amended in December 2009. Pursuant to the terms of the development agreement, as amended, MRT has agreed to invest up to $8 million in First Phase Production and to complete a feasibility study. In exchange, we assigned MRT an interest to 74% of the net cash flows from First Phase Production and a 54% ownership interest in the Cieneguita project.

To fund our continued operations, we issued $1.5 million of convertible debentures in March 2009, of which an aggregate of $880,000 was issued to Mario Ayub, a director of Mexoro, and to his affiliated entity, MRT. Pursuant to the terms of the convertible debentures, the holders irrevocably converted the debentures into a 10% ownership interest in the Cieneguita project and a 10% interest in the net cash flows from First Phase Production. In December 2009, Mario Ayub and MRT agreed to resell an aggregate 4% ownership interest in the Cieneguita project back to us, along with 4% of the net cash flows from First Phase Production, in return for $550,000. In a private transaction not involving the Company, the other holders contributed their remaining 6% ownership interest in the Cieneguita project to a newly formed entity, Marje Minerals SA.

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

Mexoro February 28, 2010 Form 10-K

The major terms of the development agreement, as amended, with MRT and Marje Minerals are as follows:

•

MRT purchased $1 million of secured convertible debentures at 8% interest (payable in stock or cash). The proceeds from this investment were used for continued exploration and development of the Cieneguita project and general working capital. On November 5, 2009, MRT exercised its conversion rights on the debenture and MRT was issued 3,333,333 common shares and a warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.50 per share.

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

•

MRT committed to spend up to $4 million to take the Cieneguita project through the feasibility stage. In doing so, we assigned MRT a 54% interest in our rights to the Cieneguita project. After the expenditure of the $4 million, all costs will be shared on a pro rata ownership basis (i.e. 54% to MRT, 40% to the Company and 6% to Marje Minerals). If any party cannot pay its portion of the costs after the $4 million has been spent, then their ownership position in the Cieneguita project will be reduced by 1% for every $100,000 invested by the other owners. Our ownership interest in the Cieneguita project, however, cannot be reduced below 25%. In addition, we have the right to cover Marje Minerals’ pro rata portion of costs if they cannot pay their portion of the costs. In return, we will receive 1% of Marje Minerals’ ownership position in the Cieneguita project for every $100,000 we invest on their behalf.

In March 2009, we entered into a securities purchase agreement with OHAG Holdings, Ltd. (“OHAG”). Pursuant to the securities purchase agreement, OHAG paid us $250,000 in exchange for a secured convertible debenture of $250,000 and 250,000 shares of common stock. The secured convertible debenture had a term of one year and interest accrued at a rate of 15%. The debenture was secured by 2,250,000 of our restricted shares. In June 2009, MRT purchased the secured convertible debenture from OHAG. In September 2009, we defaulted on our payment obligations under the secured convertible debenture, and MRT acquired the 2,250,000 of our restricted shares in lieu of repayment of the secured convertible debenture. MRT subsequently sold these shares to third parties.

On September 21, 2009, we entered into a consulting agreement with MRT, an entity affiliated with Mario Ayub, a member of our board of directors, pursuant to which we have agreed to pay MRT $5,000 per month for consulting services. We have also granted a warrant to MRT to purchase 300,000 shares of our Company’s common stock, with an exercise price equal to $0.36 per share. The warrant shares vest in four equal installments, with the first installment vesting on the six month anniversary of the date of the consulting agreement, and the remaining installments vesting every six months thereafter, contingent upon MRT continuing to provide consulting services to the Company on such dates.

In December 2009, we entered into a Cancellation of Debt and Release Agreement with Mario Ayub and MRT, pursuant to which we paid Mario Ayub and MRT an aggregate of $84,368 and we agreed to pay Mr. Ayub an additional $120,000 in twelve equal monthly installments beginning on the later of (i) January 15, 2010, or (ii) the closing of the sale of our Guazapares Project. In connection with the Cancellation of Debt and Release Agreement, we also entered into a Securities Purchase Agreement with Mr. Ayub pursuant to which we issued to Mr. Ayub 386,666 shares of our common stock and 193,333 warrants to purchase shares of our common stock. The warrants have an exercise price of $0.50 per share, a two-year term and will not be exercisable until twelve months after their date of issuance. In consideration for the payments and the issuance of securities, Mr. Ayub and MRT have agreed to discharge all of our outstanding debt owed to them and to release us from all any and all claims relating to the outstanding debt. As of the date of the Cancellation of Debt and Release Agreement, we owed Mr. Ayub and MRT an aggregate of $320,267.24.

On September 21, 2009, we entered into a consulting agreement with Decerto Group, an entity affiliated with John Clair, pursuant to which we have agreed to pay Decerto Group $5,000 per month for consulting services. The Company has also granted a warrant to Decerto Group to purchase 1,000,000 shares of the Company’s common stock, with an exercise price equal to $0.36 per share. The warrant shares vest in two equal installments, with the first installment vesting on the six month anniversary of the date of the consulting agreement, and the second installment vesting on the one year anniversary of the date of the consulting agreement, contingent upon the Decerto Group continuing to provide consulting services to the Company on such dates.

Mexoro February 28, 2010 Form 10-K

On September 21, 2009, we entered into private placement subscription agreements, as thereafter amended, with certain U.S. accredited investors and certain non-U.S. investors for the private placement of 12,500,000 unregistered shares of the common stock with 100% warrant coverage at a purchase price of $0.20 per unit. The warrants have an exercise price of $0.30 per share, a two-year term and will not be exercisable until twelve months after their date of issuance. Nevaheel Consortium LLC, a limited liability company affiliated with John Clair, purchased 2,500,000 unregistered shares of common stock with 100% warrant coverage in the Private Placement, and George Young, our president and director, purchased 95,000 unregistered shares of common stock with 100% warrant coverage in the Private Placement.

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

Conflicts of Interest

Salil Dhaumya, our chief financial officer, will only devote a portion of his time to the affairs of the Company. In addition, other officers of the Company may have business interests outside that of the Company. There will be occasions when the time requirements of the Company’s business conflict with the demands of the officers’ other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Meyler & Company LLC for the audit of the Company’s annual financial statements were $80,000 for the fiscal year ended February 28, 2010 and $79,330 for the fiscal year ended February 28, 2009. The aggregate fees billed by Meyler & Company LLC for review of the Company's financial statements included in its quarterly reports on Form 10-Q were $33,325 during the year ended February 28, 2010 and $26,400 during the year ended February 28, 2009.

Audit-Related Fees

The aggregate fees billed by Meyler & Company LLC for assurance and related services that were related to its audit or review of the Company's financial statements were $nil and $nil during the fiscal years ending February 28, 2010 and February 28, 2009.

Tax Fees

The aggregate fees billed by Meyler & Company LLC for tax compliance, advice and planning were $nil for the fiscal year ended February 28, 2010 and $nil for the fiscal year ended February 28, 2009.

Mexoro February 28, 2010 Form 10-K

All Other Fees

Meyler & Company LLC billed the Company $2,628 for reviewing the Company’s response to SEC’s comment letter and $19,175 for providing an opinion letter for the Registration Statement during the fiscal years ended February 28, 2010 and $nil and $nil, respectively for February 28, 2009.

ITEM 15. EXHIBITS

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

4.2

Stock option plan approved by the shareholders of Mexoro Minerals, Ltd. on February 13, 2006. (Herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006).#

4.3

2008 Equity Compensation Plan (Herein incorporated by reference from the Company’s current report on Form 8-K/A dated April 7, 2008, and filed with the Securities and Exchange Commission on April 11, 2008).

4.4	2009 Nonqualified Stock Option Plan. (Herein incorporated by reference from the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 24, 2009).#

10.1

Agreement made and entered in the City of Chihuahua, State of Chihuahua as of the 18th day of August, 2005 among Compania Minera De Namiquipa, S. A. de C.V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and Minera Rio Tinto, S. A. de C.V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and Mario Humberto Ayub Touche having a domicile at San Antonio No. 2036 Chihuahua, Chihuahua and Sunburst Mining De Mexico, S. A. de C.V., a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006).

10.2

Agreement made and entered at the City of Chihuahua, State of Chihuahua on this the 18th day of August of the year 2005, among Minera Rio Tinto, S. A. de C.V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and Sunburst Mining de Mexico, S. A. de C.V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (Encino Gordo) (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

10.3

The New Agreement entered into on December 8, 2005 among the Company, Sunburst de Mexico, and MRT (herein incorporated by reference from the Company’s current report on Form 8-K for report date December 8, 2005 and filed with the Securities and Exchange Commission on December 14, 2005).

10.4

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

Mexoro February 28, 2010 Form 10-K

Exhibit
Number	Description

10.6

Original Agreement between MRT and Corportivo Minero dated 2004 concerning the Cieneguita property (herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006).

10.7

Exploration And Sale Option Agreement Of Mining Concessions Entered By And Between Minera Emilio, S.A. De C.V. And Sunburst Mining De Mexico, S.A. De C.V. (Herein incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2006).

10.8

Agreement to Defer Cieneguita Property Payments, entered into on May 4, 2007 by Corporativo Minero S.A. de C.V. and Sunburst de Mexico S.A. de C.V. (herein incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on January 14, 2008).

10.9

Exploration Agreement and Purchase Option between Mr. Tomasa Lopez Amado of Rascon, Mr. Leopoldo Rascon Lopez, and Mr. Sabino Amador Rascon Polanco and Sunburst de Mexico S.A. de C.V. dated May 15, 2006 concerning a 66% interest in the Segundo Santo Nino concession on the Sahuayacan Property, translated from Spanish.

10.10

Exploration Agreement and Purchase Option between Mr. Rene Muro Lugo (acting in capacity as executor and successor or Mr. Jose Muro Delgado) and Sunburst de Mexico S.A. de C.V dated May 15, 2006 concerning a 33% interest in the Segundo Santo Nino concession on the Sahuayacan Property, translated from Spanish.

10.11

Entry into a material definitive agreement for development of Cieneguita project with Minera Rio Tinto (herein incorporated by reference from our current report on Form 8-K dated February 17, 2009 filed with the Securities and Exchange Commission on February 18, 2009).

10.12

Agreement for the Assignment of Mining Agreements dated July 8, 2009, by and between Mexoro Minerals, Ltd., its subsidiary, Sunburst Mining de México S.A. de C.V, Paramount Gold and Silver Corp., a Delaware corporation, and its subsidiary, Paramount Gold de Mexico S.A. de C.V., a Mexican corporation (herein incorporated by reference from the Company’s current report on Form 8-K dated July 8, 2009 and filed with the Securities and Exchange Commission on July 27, 2009).

10.13

Form of Private Placement Subscription Agreement, dated September 21, 2009, by and between the Company and the U.S. investors named therein (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.14

Form of Private Placement Subscription Agreement, dated September 21, 2009, by and between the Company and the Canadian and Non-U.S. investors named therein (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.15

Form of Warrant, by and between the Company and the U.S. subscribers (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.16

Form of Warrant, by and between the Company and the Canadian and Non-U.S. subscribers (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.17

Form of Director and Officer Indemnification Agreement (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).#

10.18

Form of Nonqualified Stock Option Agreement (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).#

Mexoro February 28, 2010 Form 10-K

Exhibit
Number	Description
10.19

Form of Warrant, by and between the Company and Decerto Group (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.20

Form of Warrant, by and between the Company and MRT Investments Ltd. (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.21

Employment Agreement, dated September 21, 2009, by and between the Company and Manuel Flores (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).#

10.22

Employment Agreement, dated September 21, 2009, by and between the Company and George Young (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).#

10.23

Consulting Agreement, dated September 21, 2009, by and between the Company and Decerto Group (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.24

Consulting Agreement, dated September 21, 2009, by and between the Company and MRT Investments Ltd. (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.25

Employment Agreement, dated September 21, 2009, by and between the Company and Salil Dhaumya (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).#

10.26

Form of Amendment No. 1 to the Private Placement Subscription Agreement, dated November 5, 2009, by and between the Company and the U.S. investors named therein (herein incorporated by reference from the Company’s current report on Form 8-K dated November 5, 2009, and filed with the Securities and Exchange Commission on November 12, 2009).

10.27

Form of Amendment No. 1 to the Private Placement Subscription Agreement, dated November 5, 2009, by and between the Company and the Canadian and Non-U.S. investors named therein (herein incorporated by reference from the Company’s current report on Form 8-K dated November 5, 2009, and filed with the Securities and Exchange Commission on November 12, 2009).

10.28

Securities Purchase Agreement, dated December 23, 2009 by and between the Company and Mr. Ayub (herein incorporated by reference from the Company’s current report on Form 8-K dated December 23, 2009, and filed with the Securities and Exchange Commission on December 23, 2009).

10.29

Form of Warrant, by and between the Company and Mr. Ayub (herein incorporated by reference from the Company’s current report on Form 8-K dated December 23, 2009, and filed with the Securities and Exchange Commission on December 23, 2009).

10.30

Acknowledgment and Agreement, by and among the Company, Sunburst Mining De Mexico, S.A. De C.V., Minera Rio Tinto S.A. and Marje Minerals S.A. (herein incorporated by reference from our current report on Form 8-K dated December 23, 2009 filed with the Securities and Exchange Commission on December 23, 2009).

10.31

Amendment No. 1 to the material definitive agreement for development of Cieneguita project with Minera Rio Tinto and Marje Minerals (herein incorporated by reference from our current report on Form 8-K dated December 23, 2009 filed with the Securities and Exchange Commission on December 23 2009).

10.32

Cancellation of Debt and Release Agreement, dated December 23, 2009, by and among the Company, and Minera Rio Tinto S.A. and Mr. Ayub (herein incorporated by reference from the Company’s current report on Form 8-K dated December 23, 2009, and filed with the Securities and Exchange Commission on December 23, 2009).

Mexoro February 28, 2010 Form 10-K

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002

*	Filed herewith

#	Indicates management contract or compensatory plan

Mexoro February 28, 2010 Form 10-K

                                  Page 45

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEXORO MINERALS LTD.

Date: June 14, 2010

By: /s/ George Young

George Young
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Young	President and Director	June 14, 2010
George Young	(Principal Executive Officer)

/s/ Salil Dhaumya	Chief Financial Officer (Principal Financial	June 14, 2010
Salil Dhaumya	and Accounting Officer)

/s/ Mario Ayub	Director	June 14, 2010
Mario Ayub

Mexoro February 28, 2010 Form 10-K

ANNEX A: GLOSSARY OF CERTAIN MINING TERMS

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

Mexoro February 28, 2010 Form 10-K

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

Mexoro February 28, 2010 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in U.S. Dollars)

MEXORO MINERALS LTD.
(A Development Stage Company)

February 28, 2010 and February 28, 2009

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

                                                                50

Consolidated Balance Sheets

Consolidated Statements of Stockholders' Equity (Deficiency)                                                                                                                                    52

Consolidated Statements of Operations and Comprehensive Income (Loss)

                                                                 56

Consolidated Statements of Cash Flows

                                                                 57

Notes to Consolidated Financial Statements

                                                                 58

Mexoro February 28, 2010 Form 10-K

MEYLER & COMPANY, LLC

ONE ARIN PARK

1715 HIGHWAY 35

MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Mexoro Minerals Ltd.

Broomfield, Colorado

We have audited the accompanying consolidated balance sheets of Mexoro Minerals Ltd. (a Development Stage Company) as of February 28, 2010 and 2009, and the related consolidated statements of stockholders’ equity (deficiency), operations and comprehensive income (loss), and cash flows for the two year period ended February 28, 2010 and for period from March 1, 2004 (Inception of Development Stage) to February 28, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexoro Minerals Ltd. as of February 28, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2010 and the period from March 1, 2004 (Inception of Development Stage) to February 28, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has a history of operating losses and a cumulative loss during the development stage of $ 43,055,507.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Meyler & Company, LLC

Middletown, NJ

June 14, 2010

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	February 28, 2010	February 28, 2009

Assets

Current
Cash and cash equivalents	$3,377,404	$38,704
Accounts receivable	137,933	248,589
Prepaid expenses	310,953	34,048
	3,826,290	321,341

Equipment (note 4)	242,887	275,900

Total assets	$4,069,177	$597,241

Liabilities

Current
Accounts payable and accrued liabilities	$2,772,572	$2,679,512
Loans payable (note 9)	45,303	63,232
Promissory notes (note 7)	775,975	968,543
Current portion of convertible debentures (note 8)	-	1,267,314
	3,593,850	4,978,601

Loans payable (note 9)	-	7,608
Convertible debentures (note 8)	-	673,887

Total liabilities	$3,593,850	$5,660,096

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 10)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares without par value
Issued: 53,753,827 (2009 – 31,019,302) (note 11)	30,700,401	25,556,901
Additional paid-in capital	14,438,352	12,676,908
Stock subscriptions	166,000	121,258
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the development stage	(43,055,507)	(41,864,219)
Accumulated other comprehensive income	229,508	449,724
Total stockholders’ equity (deficiency)	475,327	(5,062,855)

Total liabilities and stockholders’ equity	$4,069,177	$597,241

Going-concern (note 3)

Commitments (notes 6 and 13)

Subsequent events (note 18)

The accompanying notes are an integral part of these consolidated financial statements

Mexoro February 28, 2010 Form 10-K

List of Exhibits

MEXORO MINERALS LTD.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

Period from March 1, 2004 (Development Stage) to February 28, 2010

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the development stage	Accumulated Other comprehensive income (loss)	Total stockholders equity (deficiency)

Balance from prior operations, March 1, 2004	709,168	$1,701,843	$ 194,391	$ 67,025	$ (2,003,427)	$ -	$ 8,929	$ (31,239)

Common stock issued in share exchange	860,000	10,965,000	-	-	-	-	-	10,965,000
Options issued as finders’ fees	-	-	1,523,000	-	-	-	-	1,523,000
Common stock issued for cash	113,222	269,134	-	(67,025)	-	-	-	202,109
Options exercised	50,000	35,000	-	-	-	-	-	35,000
Options issued	-	-	86,955	-	-	-	-	86,955
Warrants exercised	5,512	-	-	-	-	-	-	-
Beneficial conversion feature	-	-	500,000	-	-	-	-	500,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(3,050)	(3,050)
Net loss for the year	-	-	-	-	-	(13,912,488)	-	(13,912,488)

Balance, February 28, 2005	1,737,902	$12,970,977	$2,304,346	$ -	$ (2,003,427)	$(13,912,488)	$ 5,879	$(634,713)

Common stock issued for consulting services	30,000	90,000	-	-	-	-	-	90,000
Options exercised	32,000	43,000	-	-	-	-	-	43,000
Common stock issued on conversion of debenture	2,000,000	300,000	-	-	-	-	-	300,000
Common stock issued in property acquisition	2,000,000	2,100,000	-	-	-	-	-	2,100,000
Common stock issued for cash	7,000,000	70,000	-	-	-	-	-	70,000
Options issued	-	-	248,000	-	-	-	-	248,000
Warrants issued	-	-	487,250	-	-	-	-	487,250
Beneficial conversion feature	-	-	952,000	-	-	-	-	952,000
Stock subscriptions	-	-	-	170,000	-	-	-	170,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(4,828)	(4,828)
Net loss for the year	-	-	-	-	-	(4,425,885)	-	(4,425,885)

Balance, February 28, 2006	12,799,902	$15,573,977	$3,991,596	$ 170,000	$(2,003,427)	$(18,338,373)	$ 1,051	$ (605,176)

The accompanying notes are an integral part of these consolidated financial statements

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

Period from March 1, 2004 (Development Stage) to February 28, 2010

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the development stage	Accumulated Other comprehensive income (loss)	Total stockholders’ equity (deficiency)

Balance, February 28, 2006	12,799,902	$15,573,977	$3,991,596	$ 170,000	$(2,003,427)	$(18,338,373)	$ 1,051	$ (605,176)

Common stock issued on conversion of debenture	5,835,000	2,917,500	-	-	-	-	-	2,917,500
Common stock issued on settlement of promissory notes	1,651,200	412,800	-	-	-	-	-	412,800
Common stock issued for cash	750,000	375,000	-	(170,000)	-	-	-	205,000
Warrants exercised	50,000	50,000	-	-	-	-	-	50,000
Shares returned to treasury	(50,000)	(25,000)	-	-	-	-	-	(25,000)
Options issued	-	-	496,000	-	-	-	-	496,000
Warrants issued	-	-	1,949,000	-	-	-	-	1,949,000
Beneficial conversion feature	-	-	2,265,500	-	-	-	-	2,265,500
Foreign exchange translation adjustment	-	-	-	-	-	-	(3,098)	(3,098)
Net loss for year	-	-	-	-	-	(7,393,034)	-	(7,393,034)

Balance, February 28, 2007	21,036,102	$19,304,277	$8,702,096	$ -	$(2,003,427)	$(25,731,407)	$ (2,047)	$ 269,492

Warrants exercised	4,344,400	3,674,377	-	-	-	-	-	3,674,377
Options issued	-	-	974,841	-	-	-	-	974,841
Fair value of warrants expensed	-	-	1,478,750	-	-	-	-	1,478,750
Stock subscriptions	-	-	-	330,000	-	-	-	330,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(8,301)	(8,301)
Net loss for the year	-	-	-	-	-	(8,096,604)	-	(8,096,604)

Balance, February 29, 2008	25,380,502	$22,978,654	$11,155,687	$ 330,000	$(2,003,427)	$(33,828,011)	$ (10,348)	$(1,377,445)

The accompanying notes are an integral part of these consolidated financial statements

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

Period from March 1, 2004 (Development Stage) to February 28, 2010

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the development stage	Accumulated Other comprehensive income (loss)	Total stockholders’ equity (deficiency)

Balance, February 29, 2008	25,380,502	$22,978,654	$11,155,687	$ 330,000	$(2,003,427)	$(33,828,011)	$ (10,348)	$(1,377,445)

Notes converted into shares	2,936,028	1,470,522						1,470,522
Options issued			603,801					603,801
Warrants issued			122,260					122,260
Fair value of warrants embedded in convertible debentures			480,800					480,800
Value of beneficial conversion feature of convertible debentures			312,399					312,399
Stock subscriptions				121,258				121,258
Shares issued for subscriptions	330,000	330,000		(330,000)				-
Accounts payable settled with shares	206,000	103,000						103,000
Shares issued for services	672,000	262,090						262,090
Shares issued to management as bonuses	1,050,000	232,750						232,750
Cash received for options issued			1,961					1,961
Shares issued on private placement	444,772	179,885						179,885
Foreign exchange translation adjustment							460,072	460,072
Net loss for the year						(8,036,208)		(8,036,208)

Balance, February 28, 2009	31,019,302	$25,556,901	$12,676,908	$ 121,258	$(2,003,427)	$(41,864,219)	$449,724	$(5,062,855)

The accompanying notes are an integral part of these consolidated financial statements

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

Period from March 1, 2004 (Development Stage) to February 28, 2010

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the development stage	Accumulated Other comprehensive income (loss)	Total stockholders’ equity (deficiency)

Balance, February 28, 2009	31,019,302	$25,556,901	$12,676,908	$ 121,258	$(2,003,427)	$(41,864,219)	$449,724	$(5,062,855)

Notes converted into shares	3,333,333	1,000,000						1,000,000
Options issued			720,202					720,202
Warrants issued			1,172,500					1,172,500
Fair value of warrants embedded in convertible debentures			165,042					165,042
Value of beneficial conversion feature of convertible debentures			98,700					98,700
Shares issued for subscriptions	404,193	121,258		(121,258)				-
Shares issued for management bonus	1,000,000	280,000						280,000
Accounts payable settled with shares	2,504,142	751,242						751,242
Notes settled with shares	2,250,000	250,000						250,000
Shares issued for services	492,857	158,500						158,500
Shares issued for interest costs	250,000	82,500						82,500
Financing costs			(245,000)					(245,000)
Finders’ fees on private placement			(150,000)					(150,000)
Shares issued on private placement	12,500,000	2,500,000						2,500,000
Subscription proceeds on private placement				50,000				50,000
Accounts payable converted to subscriptions				116,000				116,000
Foreign exchange translation adjustment							(220,216)	(220,216)
Net loss for the year						(1,191,288)		(1,191,288)

Balance, February 28, 2010	53,753,827	$30,700,401	$14,438,352	$ 166,000	$(2,003,427)	$(43,055,507)	$229,508	$475,327

The accompanying notes are an integral part of these consolidated financial statements

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. Dollars)

			Period from
			Inception of
			Development
			Stage
	Year Ended		(March 1, 2004)
	February 28,	February 28,	to February 28,
	2010	2009	2010

Net sales	$524,510	$-	$524,510
Cost of goods sold	274,593	-	274,593
Gross profit	249,917	-	249,917

Expenses
General and administrative	4,273,697	2,677,728	17,007,916
Mineral exploration	937,843	4,132,048	8,840,069
Impairment of mineral property costs	206,528	239,293	16,591,243

Operating loss	(5,168,151)	(7,049,069)	(42,189,311)
Other income (expenses)
Foreign exchange (loss)	(42,758)	(194,107)	(235,508)
Interest	(434,649)	(791,452)	(5,223,822)
Other income	193,331	-	193,331
Gain (loss) on sale of assets	4,389,954	(1,580)	4,388,374
Gain (loss) on settlement of debt (note 6)	(129,015)	-	11,429

Net loss	(1,191,288)	(8,036,208)	(43,055,507)

Other comprehensive income (loss)
Foreign exchange translation adjustment	(220,216)	460,072	229,508

Total comprehensive loss	$(1,411,504)	$(7,576,136)	$(42,825,999)

Total loss per share – basic and diluted	$(0.03)	$(0.29)

Weighted average number of shares of
common stock – basic and diluted	39,978,569	28,164,972	-

The accompanying notes are an integral part of these consolidated financial statements

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

			Period From
			Inception of
			Development Stage
	Year Ended		(March 1, 2004)
	February 28,	February 28,	to February 28,
	2010	2009	2010
Operating activities
Net loss	$(1,191,288)	$(8,036,208)	$(43,055,507)
Adjustments to reconcile net (loss) to net cash flows
Write-off of note receivable	-	-	57,500
Impairment of mineral property costs	-	-	13,645,000
Shares issued for consulting services	158,500	262,090	510,590
Shares issued for interest costs	82,500	-	82,500
Amortization	72,094	78,685	255,018
Discount on convertible debenture	86,191	308,358	569,549
Gain on sale of assets	(4,389,954)	-	(4,389,954)
Non-cash component of loss on settlement of debt	129,015	-	(53,244)
Stock-based compensation	2,172,701	726,061	10,142,558
Beneficial conversion feature	51,192	312,399	4,081,091
Net change in operating assets and liabilities
Prepaid expense	(357,835)	58,789	(394,281)
Accounts receivable	432,794	(64,602)	106,847
Customer deposits	-	-	(44,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	3,826,921	2,652,699	7,905,976
Cash used in operating activities	1,072,831	(3,701,729)	(10,471,829)
Investing activity
Sale of equipment	29,437	3,879	33,316
Purchase of property and equipment	(23,258)	(16,689)	(588,247)
Cash used in investing activity	6,179	(12,810)	(554,931)
Financing activities
Proceeds from loans payable	33,750	43,363	259,567
Proceeds from notes payable	98,531	1,419,663	3,162,196
Proceeds from convertible debentures	1,673,510	2,096,490	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(63,162)	(57,581)	(207,202)
Repayment of notes payable	(158,676)	(23,270)	(541,946)
Repayment of convertible debentures	(1,521,047)	-	(2,051,047)
Stock subscriptions	-	121,258	291,258
Issuance of common stock (net)	2,100,000	179,885	2,756,994
Cash provided by financing activities	2,162,906	3,779,808	14,354,697
Inflow of cash and cash equivalents	3,241,916	65,269	3,327,937
Effect of foreign currency translation on cash	96,784	(39,512)	27,390
Cash and cash equivalents, beginning	38,704	12,947	22,077
Cash and cash equivalents, ending	$3,377,404	$38,704	$3,377,404

 Supplemental cash flow information (note 16)

The accompanying notes are an integral part of these consolidated financial statements

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

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

On February 12, 2009, the Company entered into a joint venture through a definitive agreement for development of Cieneguita project with Minera Rio Tinto, S.A. de C.V. (“MRT”), a company duly incorporated pursuant to the laws of Mexico, which is controlled by a former officer and director of the Company. The purpose of the joint venture is to put the Cieneguita property into production. As per the agreement, MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000. MRT will spend 100% of the funds in exchange for a 75% interest in the net cash flow from production. The agreement was further amended in December 2009 such that MRT will earn 74% and Mexoro will earn 20% interest in the net cash flow from production (note 6). Accordingly, as of February 12, 2009 the Company is considered to be a development stage company.

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

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

(iii)

Credit risk

The Company's financial assets that are exposed to credit risk consist primarily of cash that is placed with major financial institutions. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. On February 28, 2010, the Company had $15,629 at Chase Bank in the US and $3,361,775 at HSBC bank in Mexico.

(iv)

Translation risk

The Company translates the results of non-U.S. operations into U.S. currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time. This risk is considered moderate, as the Company’s mining project expenses are recorded in Mexican pesos and converted to U.S. currency.

(c)

Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided on the following basis:

Software	2 years straight-line
Machinery	10% declining-balance
Vehicles	25% declining-balance
Computer equipment	30% declining-balance
Office equipment	30% declining-balance

(d)

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(e)

Mineral property costs

The Company has been in the development stage since March 1, 2004, and has not yet realized any significant revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

(f)

Basic and diluted income (loss) per share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All previously stated share and per share balances have been restated to give retroactive effect to the 1:50 reverse stock split that occurred on February 15, 2006. Dilutive loss per share has not been presented because the effects of all common share equivalents were anti-dilutive.

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

(g)

Impairment or disposal of long-lived assets

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

(i)

Consideration of other comprehensive income items

ASC 220 “Comprehensive Income” requires companies to present comprehensive income (consisting primarily of net loss plus other direct equity changes and credits) and its components as part of the basic financial statements.

(j)

Stock-based compensation

Effective March 1, 2005, the Company adopted the fair value recognition provisions of ASC 718 “Compensation – Stock Compensation” (formerly, SFAS No. 123R “Share Based Payments”), which requires the company to use the Black-Scholes pricing model to estimate the fair value of the options at the grant date.

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

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

(k)

Income taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized. The Financial Accounting Standards Board (FASB) has issued ASC 740 “Income Taxes” (formerly, Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – An Interpretation of FASB Statement No. 109 (FIN 48)). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740. As a conclusion, the tax position of the Company has not met the more-likely-than-not threshold as of February 28, 2010.

(l)

Foreign currency translation

Sunburst de Mexico maintains accounting records in its functional currency, Mexican pesos. Sunburst de Mexico translates foreign currency transactions into functional currency in the following manner: at the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date; at the period end, foreign currency monetary assets and liabilities are re-evaluated into the functional currency by using the exchange rate in effect at the balance sheet date. The resulting foreign exchange gains and losses are included in operations.

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

(m)

Asset retirement obligations

The company accounts for asset retirement obligations (ARO) in accordance with ASC 410 “Asset Retirement and Environmental Obligations” (formerly, FASB Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143)). This accounting standard applies to the fair value of a liability for an ARO that is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Obligations associated with the retirement of these assets require recognition in certain circumstances: (1) the present value of a liability and offsetting asset for an ARO, (2) the subsequent accretion of that liability and depreciation of the asset, and (3) the periodic review of the ARO liability estimates and discount rates. In 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143 (FIN 47), which was effective for the company on December 31, 2005. FIN 47 clarifies that the phrase "conditional asset retirement obligation," as used in FAS 143, refers to a legal obligation to perform asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional ARO should be factored into the measurement of the liability when sufficient information exists. ASC 410 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an ARO. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an ARO.

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

(m)

Asset retirement obligations (Continued)

The Company is in an early stage of mineral exploration and has no known reserves as of February 28, 2010. Accordingly, the Company cannot reasonably estimate the fair value of those obligations because of their indeterminate settlement dates.

(n)

Recent accounting pronouncements

(i)

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

(ii)

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

(iii)

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

(iv)

In September 2009, the FASB issued ASC 105, formerly FASB Statement No. 168, the FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)

Recent accounting pronouncements (continued)

(v)

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

(vi)

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

(viii)

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

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)

Recent accounting pronouncements (continued)

(ix)

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

3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at February 28, 2010, the Company had a cumulative loss during the development period of $43,055,507 (February 28, 2009 - $41,864,219). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations from its investment in a Mexican mining venture (note 6). In addition, the Company has conducted private placements of convertible debt (note 8) and common stock (note 11), which have generated a portion of the initial cash requirements of its planned Mexican mining ventures (notes 5 and 6).

In February 2009, the Company signed a definitive agreement with MRT to provide funding of up to $9,000,000 to the Company to initiate production at its Cieneguita property, complete a feasibility study as well as to continue the exploration of its properties.

In July 2009, the Company signed a definitive agreement to sell its Guazapares project located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5.3 million. The purchase price is to be paid in two stages. The first payment of $3.7 million was released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1.6 million is due if, within 36 months following execution of the letter of agreement (July 10, 2009), either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production.

On September 21, 2009, the Company entered into private placement subscription agreements, as thereafter amended, with certain U.S. accredited investors and certain non-U.S. investors for the private placement of 12,500,000 unregistered shares of the common stock with 100% warrant coverage at a purchase price of $0.20 per unit. The warrants have an exercise price of $0.30 per share, a two-year term and will not be exercisable until 12 months after their date of issuance. The Company received aggregate gross proceeds, prior to any expenses, from the Private Placement of $2,500,000.

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

4.

EQUIPMENT

	February 28, 2010			February 28,
				2009
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value

Software	$ 23,771	$ 17,414	$ 6,357	$ 5,730
Machinery	281,731	82,881	198,850	193,097
Vehicles	103,502	80,504	22,998	56,456
Computers	28,118	24,561	3,557	9,751
Office equipment	16,511	5,386	11,125	10,866
	$ 453,633	$ 210,746	$ 242,887	$ 275,900

5.

JOINT VENTURE WITH MRT

On February 12, 2009, the Company entered into a joint venture through a definitive agreement for development of Cieneguita project with MRT. The purpose of the joint venture is to put Cieneguita property into production. As per the agreement, MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000. MRT will spend 100% of the funds in exchange for a 75% interest in the net cash flow from production. The agreement was amended in December 2009 for MRT to earn 74% interest in the net cash flow from production (note 6). The agreement limits the mining of the mineralized material that is available from the surface to a depth of 15 meters or approximately 10% of the mineralized material found as of the date of the definitive agreement. The Company incurs no obligations to the joint venture’s creditors as the operations and working capital requirements are controlled by MRT. Accordingly, the Company’s share of income and expenses are reflected in these financial statements under the proportionate consolidation method.

6.

MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the year ended February 28, 2010:

	Sahuayacan	Cieneguita	Encino Gordo	New Projects	Total

Drilling and Sampling	$ 119,004	$69,339	$ -	$ -	$ 188,343
Geological, geochemical, geophysics	161,015	119,837	-	1,026	281,878
Land use permits	5,174	131,825	4,077	-	141,076
Travel	12,747	18,855	-	-	31,602
Consulting	43,097	132,768	-	-	175,865
Equipment	4,362	5,541	-	-	9,903
General	37,598	71,424	154	-	109,176
	$ 382,997	$549,589	$ 4,231	$ 1,026	$ 937,843

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

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

In February 2009, we entered into a development agreement with MRT, which we amended in December 2009. Pursuant to the terms of the development agreement, as amended, MRT has agreed to invest up to $8 million to put the first phase of the Cieneguita project into production and to complete a feasibility study. The first phase of production is limited to the mining of the mineralized material that is available from the surface to a depth of 15 meters (“First Phase Production”). In exchange, we assigned MRT an interest to 74% of the net cash flows from First Phase Production and a 54% ownership interest in the Cieneguita project.

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

6.

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

On February 12, 2009 the Company entered into a definitive agreement for development of Cieneguita project (‘development agreement’) with Minera Rio Tinto (“MRT”), a private Mexican corporation whose president was a former president of our Company. The definitive agreement covers project financing of up to $9,000,000. The major points of the agreement are as follows:

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

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

6.

MINERAL PROPERTIES (CONTINUED)

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

The major terms of the amended development agreement with MRT and Marje Minerals are as follows:

(i)

MRT purchased $1 million of secured convertible debentures at 8% interest (payable in stock or cash). The proceeds from this investment were used for continued exploration and development of the Cieneguita project and general working capital. On November 5, 2009, MRT exercised its conversion rights on the debenture and MRT was issued 3,333,333 common shares and a warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.50 per share.

(ii)

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

(iii)

MRT committed to spend up to $4 million to take the Cieneguita project through the feasibility stage. In doing so, we assigned MRT a 54% interest in our rights to the Cieneguita project. After the expenditure of the $4 million, all costs will be shared on a pro rata ownership basis (i.e. 54% to MRT, 40% to the Company and 6% to Marje Minerals). If any party cannot pay its portion of the costs after the $4 million has been spent, then their ownership position in the Cieneguita project will be reduced by 1% for every $100,000 invested by the other owners. Our ownership interest in the Cieneguita project, however, cannot be reduced below 25%. In addition, we have the right to cover Marje Minerals’ pro rata portion of costs if they cannot pay their portion of the costs. In return, we will receive 1% of Marje Minerals’ ownership position in the Cieneguita project for every $100,000 we invest on their behalf.

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

6.

MINERAL PROPERTIES (CONTINUED)

(iv)

The MRT agreement was contingent on our repaying a debenture to Paramount In March 2009, we repaid $1 million, or approximately two thirds of the debt, and Paramount released a security interest it had on the Cieneguita project. In October 2009, we repaid the remaining amount of the debt, and Paramount released its security interests on the Sahuayacan, Guazapares and Encino Gordo properties.

Guazapares

MRT assigned to Sunburst de Mexico, with the consent of the Guazapares property owner Compañía Minera, S.A. de C.V. (“Compañía Minera”), MRT’s rights and obligations concerning the Guazapares property, including the exclusive option, for a term of four years, to purchase eight of the Guazapares property concessions upon payment of $910,000. The total payments for the Company to acquire and retain 100% ownership of all eight concessions are as follows: November 30, 2005 - $100,000 (this payment date was extended – see below), October 31, 2006 - $60,000 (this payment date was extended to February 28, 2007, and then to August 31, 2007- see below), August 2, 2007 - $140,000 (see below), August 2, 2008 - $110,000 and August 2, 2009 - $500,000.

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

In June 2009, the Company signed a definitive agreement to sell its Guazapares project located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount. The purchase price is to be paid in two stages. The first payment of $3.7 million was released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1.6 million is due if, within 36 months following execution of the letter of agreement (July 10, 2009), either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production.

As per the agreement, the due dates for all payments for the ownership of Guazapares have been deferred with the property owners for a period of 37 months from the closing date. Sunburst is required to make monthly payment of $6,000 plus $900 in taxes for 36 months commencing on July 20, 2009 and ending on June 10, 2012 for deferment from the escrow fund.

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

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

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

6.

MINERAL PROPERTIES (CONTINUED)

(d)

The Company agreed to issue 1,000,000 additional shares of the Company’s common stock to MRT if and when the Cieneguita Property is put into production and reaches 85% of production capacity over a 90-day period, as defined in the New Agreement; and

(e)

The operator’s agreement with MRT was cancelled.

Sunburst de Mexico purchased two of the Encino Gordo concessions from MRT for a price of 1,000 pesos (approximately US$100), and MRT assigned to Sunburst de Mexico a first right of refusal to acquire three additional Encino Gordo concessions. The total payments to acquire 100% of these three additional concessions are as follows: $10,000 on June 30, 2006 (paid); $25,000 on December 31, 2006 (paid), $50,000 on December 31, 2007 ($20,000 of this payment was made on January 3, 2008 and the balance was paid on February 29, 2008), $75,000 on December 31, 2008 (the Company was in default). In August 2009, the Company decided to surrender the Encino Gordo 2 mining concession eliminating any future concession payments on these properties.

Sahuayacan

On June 21, 2006, Sunburst de Mexico entered into an exploration and sale option agreement of mining concessions with Minera Emilio, S.A. de C.V. (“Minera Emilio”) for mineral concessions of the Sahuayacan Property. Minera Emilio granted the Company the exclusive right to conduct exploration on the Sahuayacan property and the Company must pay $282,000 in the following manner: $20,000 on date of signing agreement (paid); $10,000 due December 1, 2006 (paid); $2,500 per month effective from August 21, 2006 to July 21, 2007, for a total of $30,000 (paid); $3,500 per month effective from August 21, 2007 to July 21, 2008 for a total of $42,000 (paid); and $5,000 per month effective August 21, 2008 to July 21, 2011 (all payments until February 2010 have been made) for a total of $180,000 until the balance of the total $282,000 is paid (36 months).

Segundo Santo Nino (Sahuayacan)

On May 15, 2006, Sunburst de Mexico entered into an exploration contract with Jose Maria Rascon and Sabino Amador Rascon Polanco and, on November 20, 2007, Sunburst de Mexico entered into an exploration contract with Rene Muro Lugo (all three representatives constitute the “Concessionaires”) for the Segundo Santo Nino concession on the Sahuayacan property. Each concession representative owns 33.3% of the total Segundo Santo Nino title. The Company must pay the Concessionaires a total of $255,000 for this concession. As of August 31, 2009, the Company paid $135,000 of the payments required until November 13, 2009. The remaining payment of $120,000 is due on May 15, 2010.

La Maravilla (Sahuayacan)

On January 25, 2008, Sunburst de Mexico entered into an exploration and option agreement with Maria Luisa Wong Madrigal for mineral concessions under the “La Maravilla” project on the Sahuayacan property. The Company must pay Maria Luisa Wong Madrigal $600,000 to acquire 100% of this concession as follows: $33,000 – January 25, 2008 (paid); $33,000 – July 25, 2008 (paid); $34,000 – January 25, 2009 (this payment was made in September 2009); $33,000 – December 11, 2009 (paid); $34,000 – June 11, 2010, $33,000 – December 11, 2010 and; $400,000 – June 11, 2011.

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

7.

PROMISSORY NOTES

As at February 28, 2010, the Company had $775,975 (February 28, 2009 - $968,543) of promissory notes outstanding, comprising the following:

(a)

During the twelve months ended February 29, 2008, the Company converted accounts payable of $465,994 (Swiss Franc (“CHF”) 565,000) into promissory notes. The Company had an implied obligation to pay the accounts payable in Swiss Francs as the funds to pay the expense came from Swiss investors in CHF. Accordingly, the promissory notes were issued in CHF. The notes consist of one warrant for each CHF 5.00 of notes issued, exercisable at $1.00 each. The principal and interest on the notes became due and payable on April 30, 2008. The Company has not repaid the promissory notes as of February 28, 2010 and is in default. The principal and interest on the notes due and payable as of February 28, 2010 was $678,196. The interest rate payable during the default period is 12%.

(b)

$59,989 of the promissory notes accrues interest of 8% per year that has no repayment terms.

(c)

$22,140 of promissory notes is due to related parties that are to be repaid as part of debt settlement agreements over the next 12 months. These notes bear no interest (note 14).

(d)

$15,650 of promissory notes is due to an associate of a related party that bear no interest and have no repayment terms.

CONVERTIBLE DEBENTURES

On May 5, 2008, the Company signed a LOI to enter into a strategic alliance with Paramount Gold and Silver Corp. (“Paramount”). The agreement called for Paramount to invest a minimum of $4 million and maximum of $6 million into the Company, fixed at a price of $0.50 per unit (as defined in the next paragraph) by June 23, 2008. The investment timeline was extended until July 21, 2008, and then to August 5, 2008.

The Company issued secured convertible debentures to Paramount as follows:

•

On May 9, 2008, the Company issued $500,000 in convertible debentures to Paramount, with a maturity date of one year, accruing interest at 8% per year and convertible at the option of the holder.

•

On June 10, 2008, the Company issued $70,000 in convertible debentures to Paramount, with a maturity date of one year, accruing interest at 8% per year and convertible at the option of the holder.

•

On June 25, 2008, the Company issued $300,000 in convertible debentures to Paramount, with a maturity date of one year, accruing interest at 8% per year and convertible at the option of the holder.

•

On July 11, 2008, the Company issued $500,000 in convertible debentures to Paramount, with a maturity date of one year, accruing interest at 8% per year and convertible at the option of the holder.

•

Paramount had the option to convert all or a portion of the principal amount of the debenture into units consisting of one share of our common stock and half a warrant to purchase one share of our common stock. Subject to certain adjustments upon the occurrence of various capital reorganizations and other events, the units were convertible at $0.50 per unit for a total of 2,740,000 shares of common stock and 1,370,000 warrants at $0.75 to purchase shares of common stock (the “Warrants”). The Warrants would have had a term of four years if Paramount had converted the debenture or the portion of the debenture covering those warrants.

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

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

The Company also amended a debenture issued to Paramount on June 18, 2008 in the face amount of $370,000. The amount of that debenture was increased to $521,047, which, among other things, includes interest accrued on all three debentures to March 31, 2009. The Company was obligated to make a payment on March 31, 2009 on this debenture in the amount of $393,547 and the balance of $127,500 was to be re-paid on April 30, 2009. This remaining amount of $127,500 was interest free as long as the debenture remained in good standing. On March 31, 2009, the Company paid back $300,000. As per the agreement, the remaining amount of $221,047 accrued interest at 8% per year payable monthly, in arrears on the 10 th day of each month. On July 8, 2009, the Company entered into a definitive agreement with Paramount to sell the Guazapares project. As part of the agreement, Paramount waived off the interest charges due on the convertible debenture (see note 17).

As part of a restructuring fee, the Company issued to Paramount 150,000 shares of common stock. As part of the agreement, Paramount has released its security interest on the Company’s Cieneguita properties. The Company also repaid the remaining amount of the amended debenture of $221,047 on October 8, 2009, from the escrow funds for the payment of Guazapares properties (note 6). The Company recognized a loss of $196,045 on the liquidation of the debentures with Paramount. Upon receipt of this payment from the Company, Paramount released its security interests in the Company’s assets, including its security interests in the Company’s Sahuayacan, Guazapares and Encino Gordo properties.

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

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

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

As consideration for the debentures, the Company granted a security interest in its Cieneguita properties to these debenture holders which was released upon conversion.

On October 12, 2009, the debentures were converted into 10% ownership interest in Cieneguita. The Company recognized a gain on sale of assets in the amount of $1,500,000 for the year ended February 28, 2010.

During the year ended February 28, 2009, the Company issued $726,490 in convertible debentures to MRT as part of the $1,000,000 subscription of secured convertible debenture as per the definitive agreement for development of Cieneguita project (note 6). Under the convertible debenture agreement, the Company also issued one warrant for each $0.60 of convertible debentures issued (note 6). The warrants can be exercised at any time at a price of $0.50 for 3 years.

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

During the year ended February 28, 2010, the Company issued the remaining $273,510 in convertible debentures to MRT as per the definitive agreement described above. Under the convertible debenture agreement, the Company also issued one warrant for each $0.60 of convertible debentures issued (note 6). The warrants can be exercised at any time at a price of $0.50 for 3 years.

The value assigned to the beneficial conversion feature of the convertible debentures issued to MRT was $71,866. The fair value of the Warrants attached to the convertible debentures as discussed above was estimated to be $51,800. The fair value was estimated at the date of the grants using the Black-Scholes option pricing model with the following weighted average assumptions:

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

8.

CONVERTIBLE DEBENTURES (CONTINUED)

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

In November 2009, MRT converted $1,000,000 debenture into units of $0.60 each. The Company recognized a loss on extinguishment of debenture of $114,980.

LOANS PAYABLE

As at February 28, 2010, there were loans payable in the amount of $45,303, which are due in the next 12 months.

The loans in the amount of $26,656 are repayable in monthly instalments of $5,716, including interest ranging from 5.3% to 15.6% per year, and are partially secured by specified automotive equipment. The remaining loan of $18,647 accrues interest of 8% per year with no repayment terms.

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

COMMON STOCK

In December 2009, the Company converted subscription proceeds of $2,275,000 and issued 11,375,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of Company’s common stock and one warrant each exercisable at $0.30, which expire in four years.

In November 2009, the Company received subscription proceeds of $65,000 and issued 325,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of Company’s common stock and one warrant each exercisable at $0.30, which expire in four years.

In November 2009, MRT converted the $1,000,000 debentures into units of $0.60 each. Each unit comprises 2 common shares and 1 warrant. Each warrant is exercisable at $0.50 per share for a period of 3 years. The Company issued 3,333,333 shares and 1,666,667 warrants to MRT.

In October 2009, the Company received subscription proceeds of $20,000 and issued 100,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of Company’s common stock and one warrant each exercisable at $0.30, which expire in four years.

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

11.

COMMON STOCK (CONTINUED)

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

In June 2009, the Company issued 1,000,000 shares of common stock to an officer of the Company as bonus. The Company assigned a value of $0.28 per share for a total of $280,000 to these shares.

In May 2009, the Company converted $128,742 of debt into subscription proceeds and issued 429,141 common shares. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.60 of debt. Each unit consists of two shares of Company’s common stock and one warrant each exercisable at $0.50, which expires on December 31, 2010.

In May 2009, the Company converted $121,258 of stock subscriptions and issued 404,193 common shares. The subscribers have agreed to purchase one unit for each $0.60 of stock subscriptions. Each unit consists of two shares of Company’s common stock and one warrant each exercisable at $0.50, which expires on December 31, 2010.

In May 2009, the Company issued 42,837 shares for $13,500 of investors’ relations services as per the agreement.

In April 2009, the Company issued 2,250,000 shares under an escrow agreement as security against convertible debentures issued in the amount of $250,000. In October 2009, the Company defaulted on the terms of the agreement of the convertible debentures and released the shares from escrow in settlement of the convertible debentures.

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

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

11.

COMMON STOCK (CONTINUED)

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

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

11.

COMMON STOCK (CONTINUED)

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

12.

STOCK COMPENSATION PROGRAM

On March 18, 2009, the board of directors approved the granting of stock options according to the 2009 Nonqualified Stock Option Plan (“2009 Option Plan”) whereby the board is authorized to grant to employees and other related persons stock options to purchase an aggregate of up to 5,000,000 shares of the Company's common stock. Subject to the adoption of the 2009 Option Plan, the options were granted and vest, pursuant to the terms of the 2009 Option Plan, in six equal instalments, with the first instalment vesting at the date of grant, and the balance vesting over 21/2 years, every six months.

In the year ended February 28, 2010, the Company awarded 2,150,000 options to purchase common shares (2008 – 1,400,000) and recorded stock-based compensation expense for the vesting options of $1,000,201 (2008 - $472,420). The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2010 & 2009:

	2010	2009
Expected volatility	105.61%-110.36%	107.27%-109.46%
Weighted-average volatility	106.89%	107.56%
Expected dividend rate	-	-
Expected life of options in years	3 -10	10
Risk-free rate	1.40% – 3.49%	3.42%

There were no capitalized stock-based compensation costs at February 28, 2010 or February 28, 2009.

The summary of option activity under the 2009 Option Plan as of February 28, 2010, and changes during the period then ended, is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options			Term

Balance at March 1, 2009	$0.56	4,835,000
Options granted	0.40	2,150,000
Options exercised	-	-
Options cancelled/forfeited	$0.58	(425,000)

Balance at February 28, 2010	$0.51	6,560,000	7.74	$ 876,700

Exercisable at February 28, 2010	$0.60	3,989,168	7.60	$ 443,717

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

12.

STOCK COMPENSATION PROGRAM (CONTINUED)

The weighted-average grant-date fair value of options granted during the year ended February 28, 2010 and February 28, 2009 was $0.32 and $0.23, respectively.

A summary of the status of the Company’s nonvested options as of February 28, 2010, and changes during the year ended February 28, 2010, is presented below:

		Weighted-average
		Grant-Date
Non-vested options	Shares	Fair Value

Nonvested at February 28, 2009	2,502,499	$ 0.28
Granted	2,150,000	0.32
Vested	(1,926,667)	0.55
Cancelled/forfeited	(155,000)	0.37

Nonvested at February 28, 2010	2,570,832	$ 0.29

As of February 28, 2010, there was an estimated $523,654 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007, 2008 and 2009 nonqualified stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 1.27 years.

WARRANTS

As at February 28, 2010, the Company had a total of 25,380,900 (February 28, 2009 – 7,102,890) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 25,380,900 shares of common stock in the event that these warrants are exercised.

During the year ended February 28, 2010, the Company received $nil from warrants exercised.

The Company had issued 1,000,000 Series D Warrants exercisable at $1.25 per share and 1,000,000 Series E Warrants exercisable at $1.50 per share; of which all were exercisable at the option of the holder, had no redemption features, and were settled on a physical basis. All the warrants were fully vested upon issuance. The Series E Warrants became exercisable only when the Series D Warrants had been fully exercised. These warrants expired on December 31, 2009.

The Company had issued 2,917,500 warrants exercisable at $1.00 each pursuant to the issuance of convertible debentures. These warrants expired on April 30, 2008.

The Company had issued 375,000 warrants exercisable at $1.00 each pursuant to the issuance of a private placement unit offering. These warrants expired on April 30, 2008.

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

13.

WARRANTS (CONTINTUED)

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 29, 2008	4,486,100	$1.17

Issued	4,989,890	0.73
Cancelled	(2,043,100)	1.00
Exercised	(330,000)	1.00

Balance, February 28, 2009	7,102,890	$1.03
Issued	22,887,500	0.38
Cancelled	(4,609,490)	1.11
Exercised	-	-

February 28, 2010	25,380,900	$0.43

As at February 28, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
166,666	$ 0.30	May 8, 2012
1,125,000	0.30	July 23, 2011 to November 5, 2011
11,375,000	0.30	December 30, 2011
1,300,000	0.36	July 23, 2011
200,000	0.40	March 24, 2012
100,000	0.43	September 8, 2010
600,000	0.50	August 15, 2012
1,454,167	0.50	December 31, 2010
5,000,000	0.50	December 24, 2012
1,666,667	0.50	November 5, 2012
200,000	0.65	June 30, 2012
1,793,400	0.75	April 2012 to August, 2013
200,000	1.30	June 30, 2012
200,000	$ 2.00	June 30, 2012
25,380,900

14.

RELATED PARTY TRANSACTIONS

For the year ended February 28, 2010, the Company paid or accrued management fees of $244,297 (February 28, 2009 - $146,323) to certain officers and directors. The Company also paid or accrued $30,436 (February 28, 2009 - $9,233) to certain officers and directors for travel, office and other related expenses.

The Company also paid consulting fees of $26,667 (2008 - $nil) to a company owned by a director.

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

14.

RELATED PARTY TRANSACTIONS (CONTINUED)

As at February 28, 2010, accounts payable of $247,725 (February 28, 2009 - $10,000) was owing to directors and officers of the Company and $5,903 (February 28, 2009 - $79,180) was owing to companies controlled by the directors. In addition, promissory notes of $10,091 (February 28, 2009 - $462,037) were owed to a company controlled by a director (note 7).

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

15.

INCOME TAXES

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	2010	2009
Deferred income tax assets
Equipment	$34,000	$34,000
Net operating loss and credit carry forwards	7,375,000	7,825,000

Gross deferred tax assets	7,409,000	7,859,000
Valuation allowance	(7,409,000)	(7,859,000)
	$-	$-

As at February 28, 2010, the Company's net operating loss carry-forwards for income tax purposes were approximately $18,672,000 (2009 - $19,812,000). If not utilized, they will start to expire in 2017.

16.

SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended February 28, 2010	Year Ended February 28, 2009	Period From Inception of Development Stage (March 1, 2004) to February 28, 2010
Interest paid	$-	$36,034	$280,053
Common stock issued on conversion of debt	872,500	878,000	4,193,000
Common stock issued on settlement of notes payable	1,250,000	2,936,028	3,133,322
Common stock issued for interest costs	82,500	-	82,500
Common stock issued for financing costs	145,000	-	145,000
Common stock issued for mineral property costs	-	-	580,000
Common stock issued for bonuses	280,000	650,000	512,750
Shares issued for services	$158,500	$67,424	$510,590

Mexoro February 28, 2010 Form 10-K

MEXORO MINERALS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2010 and 2009

17.

SUBSEQUENT EVENTS

On May 24, 2010, the Company’s shareholders approved the reincorporation of the Company from the State of Colorado to the State of Delaware. The reincorporation will be effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and between the Company and Pan American Goldfields Ltd., a Delaware corporation (“Pan American Goldfields”) which is a wholly owned subsidiary of the Company, with Pan American Goldfields being the surviving corporation. The Company’s board of directors and the board of directors of Pan American Goldfields have unanimously approved the Merger Agreement. Upon completion of the reincorporation merger, the rights of the Company’s shareholders will be governed by Delaware General Corporation Law and the certificate of incorporation and bylaws of Pan American Goldfields. The name of the corporation following the merger will be “Pan American Goldfields Ltd.”

On May 12, 2010, Mr. Francisco “Barry” Quiroz resigned from the Company’s board of directors, effective immediately.

On May 21, 2010, Mr. John Clair resigned from the Company’s board of directors, effective immediately.

In May 2010, the Company management decided to drop the Sahuayacan properties due to lack of economic thicknesses and grades of gold mineralization encountered in the drilling program eliminating any future concession payments on these properties.

Mexoro February 28, 2010 Form 10-K

