Form 10-Q
period 2010-05-31
PAN AMERICAN GOLDFIELDS LTD
filed 2010-07-15
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

Commission file number 000-23561

PAN AMERICAN GOLDFIELDS LTD.

(Exact name of small business issuer as specified in its charter)

Delaware	84-1431797
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Mountain View Center 12303 Airport Way Suite 200 Broomfield, CO	80021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 327-1587

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]        No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]        No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]        No [X]

EXHIBIT 31.1

CERTIFICATION OF
PRINCIPAL EXECUTIVE OFFICER

I, George Young, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pan American Goldfields Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  July 15, 2010

/S/ George Young
___________________________________
Name:   George Young
Title: Director and President
EXHIBIT 31.1

CERTIFICATION OF
PRINCIPAL EXECUTIVE OFFICER

I, George Young, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pan American Goldfields Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  July 15, 2010

/S/ George Young
___________________________________
Name:   George Young
Title: Director and President

As of June 30, 2010, the registrant had 54,003,827 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in U.S. Dollars)

May 31, 2010

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	May 31, 2010 (Unaudited)	February 28, 2010 (Audited)
Assets

Current
Cash and cash equivalents	$799,809	$3,377,404
Accounts receivable	410,475	137,933
Prepaid expenses	250,134	310,953
	1,460,418	3,826,290

Equipment (note 4)	223,585	242,887

Total assets	$1,684,003	$4,069,177

Liabilities

Current
Accounts payable and accrued liabilities	$1,745,436	$2,772,572
Loans payable (note 9)	5,710	45,303
Promissory notes (note 7)	689,536	775,975

Total liabilities	2,440,682	3,593,850

Stockholders’ deficiency
Capital stock
Preferred stock
Authorized: 20,000,000 shares, $0.01 par value per share (note 10)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares, $0.01 par value per share
Issued: 54,003,827 (2010 – 53,753,827) (note 11)	30,750,401	30,700,401
Additional paid-in capital	14,666,405	14,438,352
Stock subscriptions	116,000	166,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the development stage	(44,532,642)	(43,055,507)
Other comprehensive income	246,584	229,508
Total stockholders’ deficiency	(756,679)	475,327

Total liabilities and stockholders’ deficiency	$1,684,003	$4,069,177

Going-concern (note 3)

Commitments (notes 6 and 14)

Subsequent events (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Consolidated Statements of Operations and Deficit

(Unaudited) (Expressed in U.S. Dollars)

			Period from Inception of Development Stage (March 1, 2004) To May 31, 2010
	Three Months Ended
	May 31, 2010	May 31, 2009
Net sales	$191,341	$148,950	$715,851
Cost of goods sold	113,429	80,683	388,022
Gross margin	77,912	68,267	327,829

Expenses
General and administrative	644,771	666,830	17,652,687
Mineral exploration	258,760	170,997	9,098,829
Impairment of mineral property costs	668,941	45,789	17,260,184

Operating loss	(1,494,560)	(815,349)	(43,683,871)
Other income (expenses)
Deposit on equipment written off	(24,875)	-	(24,875)
Foreign exchange	(1,762)	42,751	(237,270)
Interest expense	(17,866)	(539,647)	(5,241,688)
Other income	46,645	-	239,976
Gain on disposal of assets	15,283	-	15,283
Gain (loss) on sale of assets	-	(1,748)	4,388,374
Gain on settlement of debt	-	241,414	11,429

Net loss	(1,477,135)	(1,072,579)	(44,532,642)
Accumulated deficit, beginning	(43,055,507)	(41,864,219)	-

Accumulated deficit, ending	$(44,532,642)	$(42,936,798)	$(44,532,642)

Other comprehensive income
Foreign exchange gain (loss) on translation	17,076	(254,244)	246,584

Total comprehensive loss	$(1,460,059)	$(1,326,823)	$(44,286,058)

Total loss per share – basic and diluted	$(0.03)	$(0.03)	-

Weighted average number of shares of
common stock – basic and diluted	53,819,044	33,112,315	-

The accompanying notes are an integral part of these consolidated financial statements

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Consolidated Statements of Cash Flow

(Unaudited) (Expressed in U.S. Dollars)

	Three Months Ended		Period from Inception of Development Stage (March 1, 2004) to May 31, 2010
	May 31, 2010	May 31, 2009
Cash flows from operating activities
Net loss	$(1,477,135)	$(1,072,579)	$(44,532,642)
Write off of note receivable	-	-	57,500
Impairment of mineral property costs	-	-	13,645,000
Issuance of shares for consulting services	-	13,500	510,590
Issuance of shares for interest costs	-	82,500	82,500
Discount on convertible debentures	-	316,302	569,549
Deposit on equipment written off	24,875	-	24,875
Gain on disposal of equipment	(15,283)	-	(15,283)
Gain on sale of assets	-	-	(4,389,954)
Gain on settlement of debt	-	(241,415)	(53,244)
Beneficial conversion feature	-	106,374	4,081,091
Stock-based compensation	228,054	184,638	10,370,612
Amortization	14,250	16,139	269,268
Prepaid expense	31,927	3,697	(362,354)
Accounts receivable	(52,668)	(55,230)	54,179
Customer deposits	-	-	(44,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	(1,242,066)	258,870	6,663,910
Cash used in operating activities	(2,488,046)	(387,204)	(12,959,875)
Investing activity
Purchase of property and equipment	-	(13,821)	(588,247)
Sale of equipment	-	28,843	33,316
Cash provided (used) by investing activity	-	15,022	(554,931)
Financing activities
Proceeds from loans payable	-	-	259,567
Proceeds from notes payable	-	70,598	3,162,196
Proceeds from convertible debentures	-	1,573,510	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(39,688)	(9,161)	(246,890)
Repayment of notes payable	(27,422)	-	(569,368)
Repayment of convertible debentures	-	(1,300,000)	(2,051,047)
Stock subscriptions	-	-	291,258
Issuance of common stock	-	-	2,756,994
Cash provided (used) by financing activities	(67,110)	334,947	14,287,587
Outflow of cash and cash equivalents	(2,555,156)	(37,235)	772,781
Effect of foreign currency translation on cash	(22,439)	5,415	4,951
Cash and cash equivalents, beginning	3,377,404	38,704	22,077
Cash and cash equivalents, ending	$799,809	$6,884	$799,809

Supplemental cash flow information (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

1.

BASIS OF PRESENTATION

Pan American Goldfields Ltd. (formerly Mexoro Minerals, Ltd. and Sunburst Acquisitions IV, Inc.) ("Panam" or the “Company”) was incorporated in the state of Delaware on March 23, 2010 and on July 2, 2010 its name was changed to Pan American Goldfields Ltd. pursuant to an agreement and plan of merger between the Company and Mexoro Minerals Ltd. The Company was formed to seek out and acquire business opportunities. Between 1997 and 2003, the Company was engaged in two business acquisitions and one business opportunity, none of which generated a significant profit or created sustainable business. All were sold or discontinued. Currently, the main focus of the Company’s operations is in Mexico.

The Company had previously been pursuing various business opportunities and, effective March 1, 2004, the Company changed its operations to mineral exploration. On February 12, 2009, the Company entered into a joint venture through a definitive agreement for development of Cieneguita project with Minera Rio Tinto, S.A. de C.V. (“MRT”), a company duly incorporated pursuant to the laws of Mexico, which is controlled by a director of the Company. As per the agreement, MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000. MRT will spend 100% of the funds in exchange for a 75% interest in the net cash flow from production. The agreement was amended in December 2009 for MRT to earn 74% interest in the net cash flow from production (note 6). The purpose of the joint venture is to put Cieneguita property into production. Accordingly, as of February 12, 2009 the Company is considered to be a Development stage company.

On May 25, 2004, the Company completed a “Share Exchange Agreement” with Sierra Minerals and Mining, Inc. (“Sierra Minerals”), a Nevada corporation, which caused Sierra Minerals to become a wholly-owned subsidiary. Sierra Minerals held certain rights to properties in Mexico that the Company now owns or has an option to acquire. Through Sierra Minerals, the Company entered into a joint venture agreement with MRT. In August 2005, the Company cancelled the joint venture agreement in order to directly pursue mineral exploration opportunities through a wholly-owned Mexican subsidiary, Sunburst Mining de Mexico S.A. de C.V. (“Sunburst de Mexico”). On August 25, 2005, Sunburst de Mexico, Panam and MRT entered into agreements providing Sunburst de Mexico the right to explore and exploit certain properties in Mexico. In December 2005, the Company and Sunburst de Mexico entered into a new agreement with MRT (the “New Agreement”) (note 6). On January 20, 2006, Sierra Minerals was dissolved.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended February 28, 2010.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES

(a)

Recent accounting pronouncements

(i)

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this pronouncement did not impact our results of operations or financial condition.

(ii)

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The adoption of this guidance did not have a material impact on our results of operations or financial condition or related disclosures.

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a)

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a)

Recent accounting pronouncements (continued)

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

b)

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

3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at May 31, 2010, the Company had a cumulative loss during the development period of $44,532,642 (February 28, 2010 - $43,055,507). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations from its investment in a Mexican mining venture (note 6). In addition, the Company has conducted private placements of convertible debt and common stock (note 11), which have generated a portion of the initial cash requirements of its planned Mexican mining ventures (note 6).

In February 2009, the Company signed a definitive agreement with MRT, which was subsequently amended in December 2009 to provide funding of up to $8,000,000 to the Company to initiate production at its Cieneguita property, complete a feasibility study as well to continue the exploration of its properties.

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

3.

GOING CONCERN (CONTINUED)

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

4.

EQUIPMENT

	May 31, 2010			February 28,
				2010
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value

Software	$ 23,661	$ 17,489	$ 6,171	$ 5,730
Machinery	277,623	88,613	189,010	193,097
Vehicles	75,871	60,662	15,209	56,456
Computers	27,874	25,235	2,639	9,751
Office equipment	16,270	5,714	10,556	10,866
	$ 421,299	$ 197,713	$ 223,585	$ 275,900

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

6.

MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the three months ended May 31, 2010:

	Sahuayacan	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$ 66,907	$ -	$ -	$ -	$ 66,907
Geological, geochemical, geophysics	93,130	-	-	1,129	94,259
Land use permits	9,906	30,627	-	-	40,533
Travel	2,424	2,932	25	-	5,381
Consulting	7,483	18,740	849	-	27,072
Equipment	1,004	1,397	291	-	2,692
General	8,085	13,285	546	-	21,916
	$ 188,939	$ 66,981	$ 1,711	$ 1,129	$ 258,760

The Company incurred exploration expenses as follows in the three months ended May 31, 2009:

	Cieneguita Operations	Sahuayacan	Guazapares	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$ -	$ -	$ -	$ 66,643	$ -	$ -	$ 66,643
Geological, geochemical, geophysics	-	-	15,999	16,200	-	988	33,187
Land use permits	-	-	-	-	-	-	-
Automotive	-	-	435	-	-	-	435
Travel	-	776	-	7,288	-	-	8,064
Consulting	-	2,262	-	44,427	-	-	46,689
Equipment	-	171	-	1,229	-	-	1,400
General	-	1,908	1,674	10,997	-	-	14,579
	$ -	$ 5,117	$ 18,108	$ 146,784	$ -	$ 988	$ 170,997

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

6.

MINERAL PROPERTIES (CONTINUED)

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

In February 2009, the Company entered into a development agreement with MRT, which we amended in December 2009. Pursuant to the terms of the development agreement, as amended, MRT has agreed to invest up to $8 million to put the first phase of the Cieneguita project into production and to complete a feasibility study. The first phase of production is limited to the mining of the mineralized material that is available from the surface to a depth of 15 meters (“First Phase Production”). In exchange, we assigned MRT an interest to 74% of the net cash flows from First Phase Production and MRT will earn a 54% ownership interest by spending up to $4,000,000 to take the Cieneguita project through the feasibility stage.

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

In the alternative, for production at Cieneguita, the Company must pay the Cieneguita owners $20 per ounce of gold produced, if any, from the Cieneguita Property to the total $2,000,000 due. In the event that the price of gold is above $400 per ounce, the property payments payable to the Cieneguita owners from production will be increased by $0.10 for each dollar increment over $400 per ounce. The total payment of $2,000,000 does not change with fluctuations in the price of gold. Non-payment of any portion of the $2,000,000 total payment will constitute a default. In such case, the Cieneguita owners will retain ownership of the concessions, but the Company will not incur any additional default penalty. MRT retained no interest in the Cieneguita Property.

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

6.

MINERAL PROPERTIES (CONTINUED)

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

(iii)

MRT will spend up to USD $5 million to take the Cieneguita property through the feasibility stage. In doing so, MRT will earn a 60% interest in Panam’s rights to the property. After the expenditure of the $5 million all costs will be shared on a ratio of 60% to MRT and 40% to Panam. If the Company elects not to pay its portion of costs after the $5 million has been spent, the Company’s position shall revert to a 25% carried interest on the property.

To fund our continued operations, we issued $1.5 million of convertible debentures in March 2009, of which an aggregate of $880,000 was issued to Mario Ayub, a director of Panam, and to his affiliated entity, MRT. Pursuant to the terms of the convertible debentures, the holders irrevocably converted the debentures into a 10% ownership interest in the Cieneguita project and a 10% interest in the net cash flow from First Phase Production. In December 2009, Mario Ayub and MRT agreed to resell an aggregate 4% ownership interest in the Cieneguita project back to us, along with 4% of the net cash flow from First Phase Production, in return for $550,000. In a private transaction not involving the Company, the other holders contributed their remaining 6% ownership interest in the Cieneguita project to a newly formed entity, Marje Minerals SA.

As a result of our amended development agreement and our agreements with the debenture holders, the ownership interest in the Cieneguita project and the net cash flows from the First Phase Production are held by the Company, MRT and Marje Minerals as follows:

			Net Cash Flow Interest	Net Cash Flow Interest
			From First Phase	Following First Phase
Holder	Ownership Percentage		Production	Production
MRT	54	% (1)	74%	54	% (1)
Marje Minerals	6%		6%	6%
Pan American	40%		20%	40%

(1) To be earned by MRT by spending $4,000,000 to take the Cieneguita project through the feasibility stage.

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

6.

MINERAL PROPERTIES (CONTINUED)

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

6.

MINERAL PROPERTIES (CONTINUED)

Sahuayacan

In May 2010, the Company management decided to drop the Sahuayacan properties due to lack of economic thicknesses and grades of gold mineralization encountered in the drilling program, thus eliminating any future concession payments on these properties.

7.

PROMISSORY NOTES

As at May 31, 2010, the Company had $689,536 (February 28, 2010 - $775,975) of promissory notes outstanding, comprising the following:

(a)

During the twelve months ended February 29, 2008, the Company converted accounts payable of $465,994 (Swiss Franc (“CHF”) 565,000) into promissory notes. The Company had an implied obligation to pay the accounts payable in Swiss Francs as the funds to pay the expense came from Swiss investors in CHF. Accordingly, the promissory notes were issued in CHF. The notes consist of one warrant for each CHF 5.00 of notes issued, exercisable at $1.00 each. The principal and interest on the notes became due and payable on April 30, 2008. The Company has not repaid the promissory notes as of May 31, 2010 and is in default. The principal and interest on the notes due and payable as of May 31, 2010 was $635,342. The interest rate payable during the default period is 12%.

(b)

$16,779 of the promissory notes accrues interest of 8% per year that has no repayment terms.

(c)

$25,366 of promissory notes is due to related parties that are to be repaid as part of debt settlement agreements over the next 12 months. These notes bear no interest (note 14).

(d)

$12,049 of promissory notes is due to an associate of a related party that bear no interest and have no repayment terms.

8.

CONVERTIBLE DEBENTURES

There were no convertible debentures issued, outstanding, repaid or converted for the quarter ended May 31, 2010.

On May 5, 2008, the Company signed a LOI to enter into a strategic alliance with Paramount Gold and Silver Corp. (“Paramount”). The agreement called for Paramount to invest a minimum of $4 million and maximum of $6 million into the Company, fixed at a price of $0.50 per unit by June 23, 2008. The investment timeline was extended until July 21, 2008, and then to August 5, 2008. On August 6, 2008 Panam terminated the LOI with Paramount as Paramount did not meet the terms of the agreement.

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

On March 19, 2009, the Company entered into an agreement with Paramount restructuring its payment terms on the three outstanding secured convertible debentures held by Paramount. Under the terms of the agreement, the Company paid Paramount $1,000,000 to cancel two debentures held by them, one issued on May 9, 2008 for $500,000 and another issued on July 11, 2009 for $500,000.

The Company also amended a debenture issued to them on June 18, 2009 in the face amount of $370,000. The amount of that debenture was increased to $521,047, which, among other things, includes interest accrued on all three debentures to March 31, 2009. The Company was obligated to make a payment on March 31, 2009 on this debenture in the amount of $393,547 and the balance of $127,500 was to be re-paid on April 30, 2009. This remaining amount of $127,500 was interest free as long as the debenture remained in good standing. On March 31, 2009, the Company paid $300,000 of the debenture issued to them on June 18, 2009. As per the agreement, the remaining amount of $221,047 accrued interest at 8% per year payable monthly, in arrears on the 10th day of each month. On July 8, 2009, the Company entered into a definitive agreement with Paramount to sell the Guazapares project. As part of the agreement, Paramount waived off the interest charges due on the convertible debenture

As part of a restructuring fee, the Company issued to Paramount 150,000 shares of common stock. As part of the agreement, Paramount has released its security interest on the Company’s Cieneguita properties. The Company also repaid the remaining amount of the amended debenture of $221,047 on October 8, 2009, from the escrow funds for the payment of Guazapares properties. The Company recognized a loss of $196,045 on the liquidation of the debentures with Paramount. Upon receipt of this payment from the Company, Paramount released its security interests in the Company’s assets, including its security interests in the Company’s Sahuayacan, Guazapares and Encino Gordo properties.

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

8.

CONVERTIBLE DEBENTURES (CONTINUED)

As consideration for the debentures, the Company granted a security interest in its Cieneguita properties to these debenture holders, which was released upon conversion.

On October 12, 2009, the debentures were converted into 10% ownership interest in Cieneguita. The Company recognized a gain on sale of assets in the amount of $1,500,000 for the year ended February 28, 2010.

During the quarter ended May 31, 2009, the Company issued 273,510 warrants to MRT under a convertible debenture agreement, where one warrant was issued for each $0.60 of convertible debentures issued (note 6). The warrants can be exercised at any time at a price of $0.50 for 3 years.

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

9.

LOANS PAYABLE

As at May 31, 2010, there were loans payable in the amount of $5,710, which are all current. The loans are repayable in monthly installments of $4,828, including interest ranging from 5.3% to 15.6% per annum, and are partially secured by specified automotive equipment.

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

11.

COMMON STOCK

In May 2010, the Company converted subscription proceeds of $50,000 and issued 250,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of Company’s common stock and one warrant each exercisable at $0.30, which expire in four years.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

11.

COMMON STOCK (CONTINUED)

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

11.

COMMON STOCK (CONTINUED)

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

In the three months ended May 31, 2010, the Company awarded nil options to purchase common shares (2009 – 150,000) and recorded stock-based compensation expense of $228,054 (2009 - $156,138) for the options vested during the quarter. The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2009:

2009
Expected volatility	110.36%
Weighted-average volatility	110.36%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	2.95%

There were no capitalized stock-based compensation costs at May 31, 2010 or May 31, 2009.

The summary of option activity under the 2009 Option Plan as of May 31, 2010, and changes during the period then ended, is presented below:

Options	Weighted Average Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at March 1, 2010	$0.51	6,560,000
Options granted	-	-
Options exercised	-	-
Options cancelled/forfeited	-	-

Balance at May 31, 2010	$0.51	6,560,000	7.49	$ 173,750

Exercisable at May 31, 2010	$0.58	4,537,501	7.34	$ 107,625

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

12.

STOCK COMPENSATION PROGRAM (CONTINUED)

The weighted-average grant-date fair value of options granted during the three months ended May 31, 2010 and May 31, 2009 was $nil and $0.29, respectively.

A summary of the status of the Company’s nonvested options as of May 31, 2010, and changes during the three months ended May 31, 2010, is presented below:

Non-vested options	Shares	Weighted-average Grant-Date Fair Value

Nonvested at February 28, 2010	2,570,832	$ 0.29
Granted	-	-
Vested	(548,333)	0.30
Cancelled/forfeited	-	-

Nonvested at May 31, 2010	2,022,499	$ 0.26

As of May 31, 2010, there was an estimated $468,500 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007, 2008 and 2009 nonqualified stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 1.11 years.

13.

WARRANTS

As at May 31, 2010, the Company had a total of 25,380,900 (February 28, 2010 – 25,380,900) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 25,380,900 shares of common stock in the event that these warrants are exercised.

During the three months ended May 31, 2010, the Company received $nil from warrants exercised.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, February 28, 2009	7,102,890	$1.03
Issued	22,887,500	0.38
Cancelled	(4,609,490)	1.11
Exercised	-	-

Balance, February 28, 2010	25,380,900	$0.43
Issued	-	-
Cancelled	-	-
Exercised	-	-

Balance at May 31, 2010	25,380,900	$0.43

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

13.

WARRANTS (CONTINUED)

As at May 31, 2010, the following share purchase warrants were outstanding:

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
25,380,900

14.

RELATED PARTY TRANSACTIONS

For the three months ended May 31, 2010, the Company paid or accrued management fees of $81,000 (May 31, 2009 - $37,834) to certain officers and directors. The Company also paid or accrued $3,765 (May 31, 2009 - $1,947) to certain officers and directors for travel, office and other related expenses.

As at May 31, 2010, accounts payable of $263,679 (May 31, 2009 - $13,000) was owing to a director of the Company and $nil (May 31, 2009 - $106,277) was owing to a company controlled by a director. In addition, promissory notes of $9,944 (May 31, 2009 - $nil) were owed to a company controlled by a director (note 7).

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

15.

SUPPLEMENTAL CASH FLOW INFORMATION

	Quarter Ended May 31, 2010	Quarter Ended May 31, 2009	Period From Inception of Development Stage (March 1, 2004) to May 31, 2009
Interest paid	$-	$-	$280,053
Common stock issued on conversion of debt	-	250,000	4,071,742
Common stock issued on settlement of notes payable	-	-	2,883,322
Common stock issued for interest costs	-	82,500	82,500
Common stock issued for mineral property costs	-	-	580,000
Common stock issued for bonuses	-	-	512,750
Shares issued for services	-	13,500	510,590

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q constitute "forward-looking statements". These statements, which may be identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in such forward-looking statements. Such risks and uncertainties include those set forth under this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and in our Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). These forward-looking statements represent beliefs and assumptions only as of the date of this report. We undertake no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K.

Overview

We are a development stage company and have generated only limited revenues from our Cieneguita project and have not yet generated or realized any revenue from our other two exploration projects. As of May 31, 2010, we had $799,809 in our bank account.

In May 2010, the Company management decided to drop the Sahuayacan properties due to lack of economic thicknesses and grades of gold mineralization encountered in the drilling program eliminating any future concession payments on these properties.

On July 2, 2010, we reincorporated from the State of Colorado to the State of Delaware. The reincorporation was effected pursuant to an agreement and plan of merger (the “Merger Agreement”), by and between the Company and Pan American Goldfields Ltd., a Colorado corporation (formerly Mexoro Minerals Ltd.), with the Company being the surviving corporation. Accordingly, the rights of our shareholders are now governed by Delaware General Corporation Law and the certificate of incorporation and bylaws of Pan American Goldfields Ltd. filed with the State of Delaware.

On May 12, 2010, Mr. Francisco “Barry” Quiroz resigned from our board of directors and on May 21, 2010, Mr. John Clair resigned from our board of directors. Neither director resigned as a result of a disagreement with us on any matter relating to our operations, policies or practices.

On September 21, 2009, we entered into private placement subscription agreements, as thereafter amended, with certain U.S. accredited investors and certain non-U.S. investors for the private placement of 12,500,000 unregistered shares of the common stock with 100% warrant coverage at a purchase price of $0.20 per unit. The warrants have an exercise price of $0.30 per share, a two-year term and will not be exercisable until twelve months after their date of issuance. As a result of the sale of all of the unregistered shares, we received aggregate gross proceeds, prior to any expenses, from the private placement of $2,500,000.

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

In February 2009, we entered into a development agreement with MRT, which we amended in December 2009. Pursuant to the terms of the development agreement, as amended, MRT has agreed to invest up to $8 million to initiate the first phase of production and to complete a feasibility study on the Cieneguita project. The first phase of production is limited to the mining of the mineralized material that is available from the surface to a depth of 15 meters (“First Phase Production”). In exchange, we assigned MRT a 74%interest of the net cash flows from First Phase Production and a 54% ownership interest in the Cieneguita project.

To fund our continued operations, we issued $1.5 million of convertible debentures in March 2009, of which an aggregate of $880,000 was issued to Mario Ayub, one of our directors, and to his affiliated entity, MRT. Pursuant to the terms of the convertible debentures, the holders irrevocably converted the debentures into a 10% ownership interest in the Cieneguita project and a 10% interest in the net cash flow from First Phase Production. In December 2009, Mario Ayub and MRT agreed to resell an aggregate 4% ownership interest in the Cieneguita project back to us, along with 4% of the net cash flow from First Phase Production, in return for $550,000. In a private transaction not involving us, the other holders contributed their remaining 6% ownership interest in the Cieneguita project to a newly formed entity, Marje Minerals SA.

As a result of our amended development agreement and our agreements with the debenture holders, the ownership interest in the Cieneguita Project and the net cash flows from the First Phase Production are held by us, MRT and Marje Minerals as follows:

Holder	Ownership Percentage	Net Cash Flow Interest From First Phase Production	Net Cash Flow Interest Following First Phase Production

MRT	54%	74%	54%
Marje Minerals	6%	6%	6%
Pan American Goldfields	40%	20%	40%

Any additional costs for the First Phase Production and the feasibility study for the Cieneguita Project, after MRT invests $8 million, will be shared by us, MRT and Marje Minerals on a pro-rata basis based on their respective ownership percentages in the Cieneguita Project.

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

•

MRT committed to spend up to $4 million to take the Cieneguita project through the feasibility stage. In doing so, we assigned MRT a 54% interest in our rights to the Cieneguita project. After the expenditure of the $4 million, all costs will be shared on a pro rata ownership basis (i.e. 54% to MRT, 40% to us and 6% to Marje Minerals). If any party cannot pay its portion of the costs after the $4 million has been spent, then their ownership position in the Cieneguita project will be reduced by 1% for every $100,000 invested by the other owners. Our ownership interest in the Cieneguita project, however, cannot be reduced below 25%. In addition, we have the right to cover Marje Minerals’ pro rata portion of costs if they cannot pay their portion of the costs. In return, we will receive 1% of Marje Minerals’ ownership position in the Cieneguita project for every $100,000 we invest on their behalf.

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

As of May 31, 2010, the joint venture with MRT had generated net cash flows of approximately $424,000 of which $106,000 is attributable to us under the joint venture agreement. We are expecting additional ongoing cash flows from the commencement of operations at the Cieneguita property, starting in June 2010. The amount of net cash flows to be received on our 20% share from operations cannot be determined at this time. In fact, there is significant risk to us for this type of extracting of mineralized material because we have no known reserves on Cieneguita until an independent feasibility study is completed. We cannot provide any assurance that the extraction and processing of mineralized material from the Cieneguita property will result in any cash flows for us.

We also anticipate spending approximately $1,986,000 during the next 12 months on general and administrative costs. At this time we do not have the necessary capital to initiate the exploration program and to cover general and administrative costs.

Additionally, if our exploration during that time period is successful, we may need to raise additional capital to fund those exploration programs. At this time, we cannot assess with any accuracy our total capital needs to fund an expanded exploration program beyond our basic program. We also cannot determine if the joint venture with MRT will generate any revenues that would allow us to continue operations. If we are unable to raise additional capital through debt or equity beyond December 2010, it is most likely that we would need to cease operations and forfeit our properties as we would be unable to make the necessary property payments.

Plan of Operation

Summary

Our business plan is to proceed with the exploration and development of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. On May 17, 2009, we entered into a letter of agreement and on June 29, 2009, we signed the definitive agreement to sell our Guazapares project located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount for a total consideration of up to $5.3 million. A definitive agreement was signed on July 10, 2009 and closed October 10, 2009. A 5.7% commission was paid on the closing of the sale. The Guazapares project comprises of 12 claims close to Paramount’s San Miguel discovery. The purchase price is to be paid in two stages. The first payment of $3.7 million was released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1.6 million is due to us if, within 36 months following execution of the letter of agreement (July 10, 2009), either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production.

On February 12, 2009 we entered into a development agreement with MRT to provide us with immediate funding to initiate production at our Cieneguita property, to complete a feasibility study and to continue the exploration of its properties. The development agreement was amended in December 2009 and calls for project funding of up to $8,000,000 to be spent on First Phase Production and to complete a feasibility study. To date MRT has contributed $1,000,000 in working capital and has spent additional funds on initiating production on the Cieneguita project through the building of a floatation circuit mill.

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

On September 21, 2009, we hired George Young as our chief operating officer, Salil Dhaumya as our chief financial officer and Manuel Flores as our operations manager. On November 16, 2009, Mr. Young was appointed president upon the resignation of Francisco Quiroz. Other than these employees and our geologists, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors we minimize our exposure to Mexican employment law and all liabilities are undertaken by the third party contractors providing the services. We pay a flat rate to the third parties for their services.

In the event that we should find a mineable reserve, it is management’s intention to contract the mining and milling of any mineralized reserves out to third parties. We do not have any known reserves at this time.

Exploration Projects – Current Status

To date the Sierra Madre gold exploration program has been focused on advancing current exploration projects to the next exploration stage. During most of 2008 and 2009, exploration activities were concentrated in four projects: Sahuayacan, Encino Gordo, Guazapares and Cieneguita. However, exploration activities during the three months ended May 31, 2010 were focused on the Cieneguita and Sahuayacan projects. We dropped the Sahuayacan project due to lack of economic thicknesses and grades of gold mineralization encountered in the drilling program eliminating any future concession payments on these properties. As well, we sold our Guazapares concessions to Paramount. To date most of the data gathered during our field campaigns and drilling programs is completely compiled and is being evaluated. The next exploration stage for the two remaining projects is in the planning process.

Over the next 12 months, we intend to explore our two projects to determine whether there are economically attractive concentrations of gold and gold-silver mineralization. We intend to hire additional employees but do not plan to make any purchase of equipment over the next 12 months. At this time, though, the exploration program is only planned for the next 12 months, which we will undertake when the necessary capital has been raised to complete these programs. We do not have any sources of capital indentified at this time and no assurance can be given that we will be able to complete the proposed exploration program.

The figure below shows the location of our current two projects.

108°W
LUZ DEL COBRE
DOLORES
DOLORES
LOS VERDES
MULATOS
Sonora
PINOS ALTOS
OCAMPO
28°N
28°N
ENCINO GORDO
TRES MARIAS
MONTERDE
PALMAREJO
CIENEGUITA
PIEDRAS VERDES
SANTA BARBARA
EL SAUZAL
ALAMO DORADO
BAHUERACHI
Sinaloa
108°W

This figure illustrates the location of our projects

To date most of the data gathered during our field campaigns and drilling programs is completely compiled and is being evaluated.

Cieneguita

During the three months ended May 31, 2010, we concentrated our exploration activities only in the Cieneguita project, where a drilling program was completed in December 2008.

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

We have conducted a series of exploration programs at Cieneguita since March 2007. Our exploration work to date includes 100 diamond core drillholes totalling 20,215 meters of drilling. The drilling exploration program commenced in December 2007 with one drill rig and a second rig was added in July 2008. The drilling was completed in December, 2008.

Assay results and an analysis of the drilling and exploration work are compiled and described in our recently filed Technical Report on National Instrument Form NI 43-101 (“NI 43-101”) completed following the end of fiscal 2010 and which is in compliance with the standards and requirements of the Canadian security regulatory authorities and which is also published on our website, www.panamgoldfields.com. Two different styles of mineralization have been identified: precious (gold-silver) and base (lead-zinc-silver) metal mineralization, with higher gold-silver grades starting on surface and lead-zinc-silver mineralization intercepted at depth and to the west of the Cieneguita deposit. We interpret the Cieneguita deposit as a diatreme breccia body where disseminated oxide and sulphide mineralization is mainly hosted by quartz-sericite altered diatreme breccias and lapilli tuffs.

The mineralized body is shaped like a funnel which has been flattened laterally, measuring over 900 meters by 300 meters as defined by the drill results. We have completed a cross section ‐based geological model and have calculated inferred mineralized material of 15.249 million tons with 2.62 g/t Au equivalent based on assays that were composited using the sum of the dollar values for Au, Ag, Pb and Zn in each drill interval. Three-year trailing average prices used were: gold = $727.22 per ounce, silver = $13.66 per ounce, lead = $1.00 per pound, zinc = $1.36 per pound. A cut-off of $30 was applied and weighted averages calculated for each above-cut-off interval. These intervals were projected between drill holes and between sections to produce resource blocks, which were then compiled using weighted averages to produce a total tonnage and grade with a dollar value per ton.

Mineralization intersected in CI ‐34 (46 meters with 4.68 grams per ton gold, 87.67 grams per ton silver, 0.24% lead and 0.22% zinc) and CI ‐29 (51 meters with 0.5 grams per ton gold, 55.03 grams per ton silver, 0.34% lead and 0.46% zinc), both collared in the western portion of Cieneguita suggests that mineralization still remains open to west, southwest and to depth in the western part of the Cieneguita deposit. No assurance may be given, though, that additional mineralized material will be found in these areas.

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
Meters
0 50 100 200
794800
795000
795200
795400
795600
795800
3005000
3004800
3004600
3004400

This figure is showing the geological units and distribution of the 100 drillholes.

Current Operations

In December of 2009, MRT commenced system testing, commissioning and start-up operations of the newly-constructed crushing and milling facilities at Cieneguita. After a brief testing period in December, we resumed those activities in January, 2010 and progressed as planned. All essential systems and construction for plant operations were substantially complete and in operation for one 12-hour shift per day. The gravity concentration system and the flotation circuit were fully operational, each producing a rough concentrate for shipment to the MRT Choix mill for further processing into a final concentrate. Subsequent to the end of the fiscal year, operations have been conducted and sustained fully around the clock, 7 days a week with minimal stoppages. These achievements have been made possible by the establishment of additional water supply systems and improvements in the reliability of the power transmission and delivery facilities. This now enables us to focus on optimizing recoveries and incrementally increasing throughput of ore to the mill. We have now determined to proceed with the installation of a ball mill and to remove the gravity circuit, thereby passing all the material through the flotation circuit, which we expect to accomplish by the second quarter of the current fiscal year. We expect that these improvements will increase the reliability of the recovery of the valuable mineralization in the concentrate and increase the rates of such recovery.

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

Phase II of the exploration program aimed to detail and characterize all identified alteration and mineralization areas and define and prioritize drilling sites is underway and is expected to be completed by the second quarter of 2010. In addition, a stream sediment sampling program is being undertaken to fully evaluate all the concessions.

We expect to begin mapping and sampling to indentify target areas and to commence drilling in 2010. In August 2009, we dropped one of our concessions in the Encino Gordo Project, Encino Gordo 2. We determined that the payments due to the concession holder were too expensive and it was not in our best interests to keep the concession. There is no current plan to try and negotiate the payments for this project.

There are no known reserves on the Encino Gordo Project.

Sahuayacan

We have completed a diamond drilling program of 13 holes comprising 2,027 meters. Three of the 13 holes were directed to test the Santo Niño vein, two drillholes were collared on the La Cumbre target and two more were drilled on the south of the property to test the Santa Teresa target. Of the 13 drillholes, only three have intersected economically attractive mineralization. The mineralized intercepts are as follows:

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

Due in part to the lack of economic thicknesses and grades of gold mineralization encountered in the drilling program and the large property option payments required to be made in the near future to maintain its rights in the Sahuayacan project, management decided to withdraw from the project and drop the property as of May 2010.

Proposed 2010/2011 Program: Exploration Projects – Potential and Next Exploration Stage

Over the next twelve months, we intend to explore our Cieneguita project to determine whether there are economically attractive concentrations of gold and gold-silver mineralization. We do not intend to hire any additional employees or to make any purchase of equipment over the next twelve months, as we intend to rely upon current personnel for the exploration work being conducted. At this time, though, the exploration program is only planned for the next 12 months, which we will undertake when the necessary capital has been raised to complete these programs. We do not have any sources of capital indentified at this time and no assurance can be given that we will be able to complete the proposed exploration program.

The following exploration program, assuming the necessary capital is available, has been planned:

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

The proposed exploration budget for the Cieneguita project for the remainder of 2010 will be conducted by our joint venture partner, MRT. They will be responsible for spending $4,000,000 over the next 36 months to take the property through to feasibility. The feasibility work will also include exploration on the two new areas to the south of the Cieneguita property.

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

The proposed generative program contemplates four main directions:

1.

A new targets generation program that may create a pipeline of quality properties providing a steady stream of new prospect and/or projects for us to explore, farm-out and/or joint venture.

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

The proposed exploration program is to be undertaken by our exploration team using in-house knowledge in combination for support and guidance of high-quality consultant with expertise in the region. The new targets generation program is aimed to feed our project pipeline two at drilling stage and/or near drilling stage projects per year. We do not have the necessary working capital at this time to implement this target generation program.

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

       RESULTS OF OPERATIONS

      Three months ended May 31, 2010 compared to the three months ended May 31, 2009.

      In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

The Company earned its 20% proportionate revenue of $23,000 from the joint venture with MRT from the gold production during the three months ended May 31, 2010. Other than the revenue from the joint venture with MRT, we did not have commercial production of any of our properties in the three months ended May 31, 2010. We can not provide any assurances that we will continue to earn revenues of any significance from the joint venture with MRT, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Costs

We incurred operating costs of $49,000 during the three months ended May 31, 2010 as a portion of the operating costs of production at Cieneguita in the joint venture with MRT. We did not incur any operating costs during the three months ended May 31, 2009.

Expenses

Our expenses increased to $1,495,000 for the three months ended May 31, 2010 compared to $815,000 for the three months ended May 31, 2009. The increase is primarily attributable to the acquisition of 4% additional interest in Cieneguita from MRT for $650,000.

General and administrative expenses decreased slightly to $645,000 in the three month ended May 31, 2010 compared to $667,000 in the three months ended May 31, 2009. The decrease during the current three month period is attributable to lower legal and consulting fees offset by higher investors’ relations expenses, management fees and stock-based compensation. The non-cash stock-based compensation expense amounted to $228,000 in 2010 compared to $185,000 in 2009. The amount for the three-month period in 2010 had $146,000 of stock-based compensation expense relating to options granted to officers, directors and consultants and $82,000 of stock-based compensation relating to warrants. The amount for the corresponding period in 2009 relates to stock options granted to management and key personnel and compensation relating to warrants for $156,000 and $29,000, respectively.

Accounting and legal fees decreased to $60,000 in the three months ended May 31, 2010 compared to 198,000 in the three months ended May 31, 2009. The decrease was primarily attributable to lower legal costs relating to issuance, payment and restructuring of convertible debentures.

Mineral exploration in the three months ended May 31, 2010 increased to $259,000 compared to $171,000 for the three months ended May 31, 2009 as the Company completed a preliminary exploration program on the Sahuayacan property.

Loss

Our net loss increased to $1,477,000 for the three months ended May 31, 2010 compared to $1,073,000 for the three months ended May 31, 2009.

Other than the higher operating loss as described above, this change in our loss was attributable to absence of interest expense recognized in 2009 relating to beneficial conversion feature, which was offset by gain on settlement of repayment of convertible debentures.

We anticipate that we will continue to incur a loss until such time as we can achieve significant revenues from sale of gold recovered from our Mexican mineral properties, if ever. There is no assurance that we will achieve any significant revenues from sale of gold.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage.

As of May 31, 2010, we had total assets of $1,684,000, total liabilities of $2,441,000 and a deficit of $44,533,000 accumulated during the development stage.

Cash and Working Capital

We had cash and cash equivalents of $800,000 as of May 31, 2010, compared to cash of $3,377,000 at February 28, 2010 and $6,884 at May 31, 2009. We had working capital deficiency of $980,000 as of May 31, 2010, compared to a working capital of $232,000 as of February 28, 2010 and working capital deficiency of $5,128,000 as of May 31, 2009.

During the first quarter of 2010, we did not increase the activities for our exploration program considerably but have continued to incur corporate administrative expenses, for which, we were unable to raise sufficient funds to pay many of our suppliers. Our accounts payable and accrued liabilities decreased from $3,594,000 as of February 28, 2010 to $2,441,000 in the first quarter of 2010, most of which are being carried forward from 2009. Of the $2,441,000 accounts payable and accrued liabilities as of May 31, 2010, $384,000 related to exploration expenses.

We will require additional financing during the current fiscal year according to our planned exploration activities. We are in the process of determining our plan to carry out exploration and administration activities on our Mexican mineral properties in the current fiscal year. We also anticipate spending approximately $1,986,000 during the next 12 months on general and administrative costs. At this time we do not have the necessary capital to initiate the exploration program and to cover general and administrative costs.

We will need to raise additional working capital to maintain basic operations. We plan to raise those funds through the sale of equity or debt. Other than our definitive agreements signed with MRT, we do not have any  other sources to raise additional capital for the Company at this time and no assurance may be given that we will be able to find sources to raise additional capital. Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration properties.

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

Cash Used in Operating Activities

Cash used in operating activities increased to $2,488,000 for the three months ended May 31, 2010 compared to $387,000 for the three months ended May 31, 2009. The cash used in operating activities was primarily for acquisition of interest in Cieneguita property, exploration costs and general and administrative expenses.

Cash Used in Investing Activities

The Company used cash of $nil for purchase of equipment for the three months ended May 31, 2010 compared to cash used of $14,000 for purchase of equipment for the three months ended May 31, 2009.

Financing Activities

Cash used in financing activities amounted to $67,000 for the three months ended May 31, 2010 compared to cash provided by financing activities of $335,000 for the three months ended May 31, 2009. The cash used by financing activities was for repayment of loans and notes payable.

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

We have a history of operating losses and will need to raise additional capital to fund its planned operations. As at May 31, 2010, we had working capital deficiency of $980,000 (May 31, 2009– working capital deficiency of $4,821,000) and an accumulated deficit during the exploration stage of $44,533,000 (May 31, 2009 - $42,937,000). These conditions raise substantial doubt about our ability to continue as a going concern.

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

      Not applicable.

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

On September 21, 2009, we hired Salil Dhaumya as our chief financial officer which has improved the effectiveness of our disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Other than disclosed herein, all other sections in Part II are inapplicable to us.

ITEM 1.   LEGAL PROCEEDINGS

Other than as disclosed herein, neither we nor our properties are the subject of any pending legal proceedings and no such proceeding is known to be contemplated by any governmental authority. We are not aware of any legal proceedings in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or any associate of any such director, officer, affiliate or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

ITEM 6.  EXHIBITS

The following exhibits are filed in reference:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer of Pan American Goldfields Ltd. pursuant to Rule 13a-14(a)/15d-14(a).*

31.2	Certification of Chief Financial Officer of Pan American Goldfields Ltd. pursuant to Rule 13a-14(a)/15d-14(a).*

32.1	Certification of Principal Executive Officer of Pan American Goldfields Ltd. pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer of Pan American Goldfields Ltd. pursuant to 18 U.S.C. Section 1350.*

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pan American Goldfields Ltd.

/S/ George Young

Name:  George Young

Title: Director and President

Date:  July 15, 2010

EXHIBIT 31.1

CERTIFICATION OF

PRINCIPAL EXECUTIVE OFFICER

I, George Young, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pan American Goldfields Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  July 15, 2010

/S/ George Young

___________________________________
Name:   George Young

Title: Director and President

EXHIBIT 31.2

CERTIFICATION OF

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

I, Salil Dhaumya, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pan American Goldfields Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  July 15, 2010

/S/ Salil Dhaumya

___________________________________
Name:   Salil Dhaumya

Chief Financial Officer

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, George Young, Principal Executive Officer of Pan American Goldfields Ltd. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)

the Quarterly Report on Form 10-Q of the Company for the quarter ended May 31, 2010 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  July 15, 2010

/S /George Young

_________________________________

George Young

Title: Director and President

EXHIBIT 32.2

Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Salil Dhaumya, Principal Financial and Accounting Officer of Pan American Goldfields Ltd. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)

the Quarterly Report on Form 10-Q of the Company for the quarter ended May 31, 2010 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  July 15, 2010

/S /Salil Dhaumya

_________________________________

Salil Dhaumya

Title: Chief Financial Officer