Form 10-Q
period 2010-08-31
PAN AMERICAN GOLDFIELDS LTD
filed 2010-10-15
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]     No [X]

As of September 30, 2010, the registrant had 54,003,827 shares of common stock issued and outstanding.

Pan American Goldfields Ltd.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in U.S. Dollars)

August 31, 2010

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	August 31, 2010	February 28, 2010
	(Unaudited)	(Audited)
Assets

Current
Cash and cash equivalents	$303,358	$3,377,404
Accounts receivable	445,682	137,933
Prepaid expenses	157,260	310,953
	906,300	3,826,290

Equipment (note 4)	224,076	242,887

Total assets	$1,130,376	$4,069,177

Liabilities

Current
Accounts payable and accrued liabilities	$1,693,457	$2,772,572
Loans payable (note 9)	-	45,303
Promissory notes (note 7)	757,613	775,975

Total liabilities	2,451,070	3,593,850

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares, $0.01 par value per share (note 10)
Issued: nil	-	-
Common stock
Authorized: 200,000,000 shares, $0.01 par value per share
Issued: 54,003,827 (2010 – 53,753,827) (note 11)	30,750,401	30,700,401
Additional paid-in capital	14,845,005	14,438,352
Stock subscriptions	116,000	166,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the development stage	(45,295,093)	(43,055,507)
Accumulated other comprehensive income	266,420	229,508
Total stockholders’ equity (deficiency)	(1,320,694)	475,327

Total liabilities and stockholders’ equity (deficiency)	$1,130,376	$4,069,177

Going-concern (note 3)

Commitments (notes 6 and 14)

Subsequent events (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Consolidated Statements of Operations and Accumulated Deficit

(Unaudited) (Expressed in U.S. Dollars)

					Period from
					Inception of
					Development
	Three Months Ended		Six Months Ended		Stage (March 1, 2004)
	August 31,	August 31,	August 31,	August 31,	To August 31,
	2010	2009	2010	2009	2010
Net sales	$184,268	$243,134	$375,609	$392,084	$900,119
Cost of goods sold	105,723	85,050	219,152	165,733	493,745
Gross margin	78,545	158,084	156,457	226,351	406,374

Expenses
General and administrative	636,547	719,449	1,281,318	1,409,327	18,289,234
Mineral exploration (note 6)	102,630	152,955	361,390	323,952	9,201,459
Impairment of mineral property costs	1,733	57,367	670,674	103,156	17,261,917

Operating loss	(662,365)	(771,687)	(2,156,925)	(1,610,084)	(44,346,236)

Other income (expenses)
Deposit on equipment written off	(425)	-	(25,300)	-	(25,300)
Foreign exchange	(76,614)	1,822	(78,376)	44,573	(313,884)
Interest expense	(35,527)	(57,566)	(53,393)	(251,493)	(5,277,215)
Other income	12,633	10,091	59,278	10,091	252,609
Gain (loss) on disposal of assets	(153)	-	15,130	-	15,130
Gain (loss) on sale of assets	-	578	-	(1,170)	4,388,374
Gain (loss) on settlement of debt	-	-	-	(174,786)	11,429

Net loss	(762,451)	(816,762)	(2,239,586)	(1,982,869)	(45,295,093)

Accumulated deficit, beginning	(44,532,642)	(43,030,326)	(43,055,507)	(41,864,219)	-

Accumulated deficit, ending	$(45,295,093)	$(43,847,088)	$(45,295,093)	$(43,847,088)	$(45,295,093)

Other comprehensive income
Foreign exchange gain (loss) on translation	$19,836	$8,069	$36,912	$(246,175)	$266,420
Total comprehensive loss	$(742,615)	$(808,693)	$(2,202,674)	$(2,229,044)	$(45,028,673)

Total loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.06)	$-

Weighted average number of shares of common stock – basic and diluted	54,003,827	37,448,211	53,911,436	35,280,263	-

The accompanying notes are an integral part of these consolidated financial statements.

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Consolidated Statements of Cash Flow

(Unaudited) (Expressed in U.S. Dollars)

			Period from
	Six Months Ended		Inception of
			Development
	August 31,	August 31,	(March 1, 2004)
	2010	2009	to August 31, 2010
Cash flows from operating activities
Net loss	$(2,239,586)	$(1,982,869)	$(45,295,093)
Adjustments to reconcile net (loss) to net cash flows:
Write off of note receivable	-	-	57,500
Impairment of mineral property costs	-	-	13,645,000
Issuance of shares for consulting services	-	13,500	510,590
Issuance of shares for interest costs	-	82,500	82,500
Discount on convertible debenture	-	15,608	569,549
Deposit on equipment written off	25,300	-	25,300
Gain on disposal of assets	(15,130)	-	(15,130)
Gain on sale of assets	-	-	(4,389,954)
Non-cash component of gain on settlement of debt	-	174,786	(53,244)
Beneficial conversion feature	-	98,700	4,081,091
Stock-based compensation	406,654	607,222	10,549,212
Depreciation	-	40,788	-
Amortization	26,306	-	281,324
Net change in operating assets and liabilities:	-	-	-
Prepaid expense	124,313	7,943	(269,968)
Accounts receivable	(146,056)	(109,184)	(39,209)
Customer deposits	-	-	(44,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	(1,183,738)	(316,725)	6,722,238
Cash used in operating activities	(3,001,937)	(1,367,731)	(13,473,766)
Investing activities
Sale of equipment	-	29,437	33,316
Purchase of property and equipment	(14,226)	(23,219)	(602,473)
Cash provided by (used) in investing activities	(14,226)	6,218	(569,157)
Financing activities
Proceeds from loans payable	-	-	259,567
Proceeds from notes payable	-	800,808	3,162,196
Proceeds from convertible debentures	-	1,573,510	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(45,388)	(13,263)	(252,590)
Repayment of notes payable	(44,674)	-	(586,620)
Repayment of convertible debentures	-	(1,300,000)	(2,051,047)
Stock subscriptions	-	170,000	291,258
Issuance of common stock	-	100,000	2,756,994
Cash provided by (used) by financing activities	(90,062)	1,331,055	14,264,635
Net change in cash	(3,106,225)	(30,458)	221,712
Effect of foreign currency translation on cash	32,179	(100)	59,569
Cash and cash equivalents, beginning	3,377,404	38,704	22,077
Cash and cash equivalents, ending	$303,358	$8,146	$303,358

Supplemental cash flow information (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

1.

Basis of presentation

Pan American Goldfields Ltd. (formerly Mexoro Minerals, Ltd and Sunburst Acquisitions IV, Inc.) ("Panam" or the “Company”) was incorporated in the state of Delaware on March 23, 2010 and on July 2, 2010 its name was changed to Pan American Goldfields Ltd. pursuant to an agreement and plan of merger between the Company and Mexoro Minerals Ltd. The Company was formed to seek out and acquire business opportunities. Between 1997 and 2003, the Company was engaged in two business acquisitions and one business opportunity, none of which generated a significant profit or created sustainable business. All were sold or discontinued. Currently, the main focus of the Company’s operations is in Mexico.

The Company had previously been pursuing various business opportunities and, effective March 1, 2004, the Company changed its operations to mineral exploration. On February 12, 2009, the Company entered into a joint venture through a definitive agreement for development of its Cieneguita project with Minera Rio Tinto, S.A. de C.V. (“MRT”), a private company duly incorporated pursuant to the laws of Mexico, which is controlled by a former president of the Company. The purpose of the joint venture was to put the Cieneguita property into production. Pursuant to the agreement, MRT is to provide the necessary working capital to begin and maintain mining operations at Cieneguita, which are estimated to be $3,000,000. MRT plans to spend 100% of the money to earn 75% of the net cash flow from production (notes 5 and 6). Accordingly, the Company is considered to be a development stage company.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended February 28, 2010.

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES

(a)

Recent accounting pronouncements

(i)

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this pronouncement did not impact the Company’s results of operations or financial condition.

(ii)

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This topic is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition or related disclosures.

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

(iv)

In September 2009, the FASB issued ASC 105, formerly FASB Statement No. 168, the FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”). The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a)

Recent accounting pronouncements (continued)

(v)

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)” (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, “Fair Value Measurements and Disclosures – Overall”, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

(vi)

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (“OTTI”) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

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

Six Months Ended August 31, 2010

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

b)

Accounting estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from those estimates.

3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at August 31, 2010, the Company had a cumulative loss, during its development period, of $45,295,093 (February 28, 2010 - $43,055,507). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations from its investment in a Mexican mining venture (note 6). In addition, the Company has conducted private placements of convertible debt and common stock (note 11), which have generated a portion of the initial cash requirements for its planned Mexican mining ventures (note 6).

In February 2009, the Company signed a definitive agreement with MRT which was amended in December 2009, to provide funding of up to $8,000,000 to the Company to initiate production at its Cieneguita property, complete a feasibility study, as well to continue the exploration of its properties (note 6).

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

3.

GOING CONCERN (CONTINUED)

In July 2009, the Company signed a definitive agreement to sell its Guazapares project located in southwest Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5,300,000. The purchase price is to be paid in two stages. The first payment of $3,700,000 million was released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1,600,000 million is due if, within 36 months following execution of the letter of agreement (July 10, 2009), either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production.

In September 2009, the Company entered into private placement subscription agreements, as thereafter amended, with certain U.S. accredited investors and certain non-U.S. investors for 12,500,000 unregistered shares of common stock with 100% warrant coverage at a purchase price of $0.20 per unit. The warrants have an exercise price of $0.30 per share with a two-year term and will not be exercisable until 12 months after their date of issuance. The Company received aggregate gross proceeds, prior to any expenses, from the private placement of $2,500,000.

4.

EQUIPMENT

	August 31, 2010			February 28, 2010
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value

Software	$ 23,612	$ 17,575	$ 6,037	$ 5,730
Machinery	275,796	94,925	180,871	193,097
Vehicles	89,145	63,896	25,249	56,456
Computers	27,691	25,855	1,836	9,751
Office equipment	16,163	6,080	10,083	10,866
	$ 432,407	$ 208,331	$ 224,076	$ 275,900

5.

JOINT VENTURE WITH MRT

On February 12, 2009, the Company entered into a joint venture through a definitive agreement for development of its Cieneguita project with MRT. The purpose of the joint venture is to put Cieneguita property into production. As per the agreement, MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000. MRT will spend 100% of the funds in exchange for a 75% interest in the net cash flow from production. The agreement was amended in December 2009 for MRT to earn a 74% interest in the net cash flow from production (note 6). The agreement limits the mining of the mineralized material that is available from the surface to a depth of 15 meters or approximately 10% of the mineralized material found as of the date of the definitive agreement. The Company incurs no obligations to the joint venture’s creditors as the operations and working capital requirements are controlled by MRT. Accordingly, the Company’s share of income and expenses are reflected in these financial statements under the proportionate consolidation method.

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

6.

MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the six months ended August 31, 2010:

	Sahuayacan	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$ 66,239	$ -	$ -	$ -	$ 66,239
Geological, geochemical, geophysics	128,225	-	1,162	1,261	130,648
Land use permits	10,233	37,630	1,633	-	49,496
Automotive	-	53	-	-	53
Travel	2,399	3,811	4,657	-	10,867
Consulting	7,408	43,210	12,997	-	63,615
Equipment	994	2,238	2,125	-	5,357
General	8,062	18,279	8,774	-	35,115
	$ 223,560	$ 105,221	$ 31,348	$ 1,261	$ 361,390

The Company incurred exploration expenses as follows in the six months ended August 31, 2009:

	Sahuayacan	Guazapares	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$ -	$ -	$ 68,015	$ -	$ -	$ 68,015
Geological, geochemical, geophysics	-	31,684	32,400	-	1,009	65,093
Land use permits	6,206	4,716	29,185	1,873	-	41,980
Automotive	-	443	-	-	-	443
Travel	4,952	216	7,569	-	-	12,737
Consulting	21,403	6,722	72,795	-	-	100,920
Equipment	707	-	2,114	-	-	2,821
General	8,610	7,498	15,773	62	-	31,943
	$ 41,878	$ 51,279	$ 227,851	$ 1,935	$ 1,009	$ 323,952

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

In August 2005, the parties also entered into an operator’s agreement, that gave MRT the sole and exclusive right and authority to manage the Cieneguita property, and a share option agreement which granted MRT the exclusive option to acquire up to 100% of all outstanding shares of Sunburst de Mexico if the Company did not comply with the terms of the property agreements. The operator’s agreement and share option agreement were subsequently cancelled when the Company and Sunburst de Mexico entered into a new contract with MRT as described below under “Encino Gordo”.

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

6.

MINERAL PROPERTIES (CONTINUED)

In February 2009, the Company entered into a development agreement with MRT, which was amended in December 2009. Pursuant to the terms of the development agreement, as amended, MRT has agreed to invest up to $8,000,000 to put the first phase of the Cieneguita project into production and to complete a feasibility study. The first phase of production is limited to the mining of the mineralized material that is available from the surface to a depth of 15 meters (“First Phase Production”). In exchange, the Company assigned MRT an interest to 74% of the net cash flows from First Phase Production and MRT will earn a 54% ownership interest by spending up to $4,000,000 to take the Cieneguita project through the feasibility stage.

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

The Company has the obligation to pay a further $120,000 per year for the next 13 years and the balance of the payments in the 14th year, until the total amount of $2,000,000 is paid. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid, and the balance of $60,000 was paid on December 20, 2007. The Company paid $60,000 on May 12, 2008 of the $120,000 due on May 6, 2008, and the balance was paid in June 2008. The Company is not in default on its payments.

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

On February 12, 2009 the Company entered into a definitive agreement which was amended in December 2009, for development of Cieneguita project with MRT. The amended definitive agreement covers project financing of up to $8,000,000. The major points of the agreement are as follows:

(i)

MRT and/or its investors will subscribe for up $1,000,000 of a secured convertible debenture at 8% interest (payable in stock or cash). The debenture is convertible into units at $0.60 per unit. Each unit comprises two common shares and one warrant. Each warrant is exercisable at $0.50 per share for a period of three years. The placement will be used for continued exploration of the Company’s properties and general working capital.

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

(iii)

MRT will spend up to $5,000,000 to take the Cieneguita property through the feasibility stage. In doing so, MRT will earn a 60% interest in Panam’s rights to the property. After the expenditure of the $5,000,000 all costs will be shared on a ratio of 60% to MRT and 40% to Panam. If the Company elects not to pay its portion of costs after the $5,000,000 has been spent, the Company’s position shall revert to a 25% carried interest on the property.

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

6.

MINERAL PROPERTIES (CONTINUED)

To fund the Company’s continued operations, it issued $1,500,000 of convertible debentures in March 2009, of which an aggregate of $880,000 was issued to Mario Ayub, a director of Panam, and to his affiliated entity, MRT. Pursuant to the terms of the convertible debentures, the holders irrevocably converted the debentures into a 10% ownership interest in the Cieneguita project and a 10% interest in the net cash flow from First Phase Production.

In December 2009, Mario Ayub and MRT agreed to resell an aggregate 4% ownership interest in the Cieneguita project back to the Company, along with 4% of the net cash flow from First Phase Production, in return for $550,000. In a private transaction not involving the Company, the other holders contributed their remaining 6% ownership interest in the Cieneguita project to a newly formed entity, Marje Minerals SA (“Marje Minerals”).

As a result of the Company’s amended development agreement and its agreements with the debenture holders, the ownership interest in the Cieneguita project and the net cash flows from the First Phase Production are held by the Company, MRT and Marje Minerals as follows:

Holder	Ownership Percentage	Net Cash Flow Interest From First Phase Production	Net Cash Flow Interest Following First Phase Production
MRT	54% (1)	74%	54% (1)
Marje Minerals	6%	6%	6%
Panam	40%	20%	40%

(1) To be earned by MRT by spending $4,000,000 to take the Cieneguita project through the feasibility stage.

Any additional costs for the First Phase Production and the feasibility study for the Cieneguita project, after MRT invests $8,000,000, will be shared by the Company, MRT and Marje Minerals on a pro-rata basis based on their respective ownership percentages in the Cieneguita project.

The major terms of the amended development agreement with MRT and Marje Minerals are as follows:

(i)

MRT purchased $1,000,000 of secured convertible debentures at 8% interest (payable in stock or cash). The proceeds from this investment were used for continued exploration and development of the Cieneguita project and general working capital. On November 5, 2009, MRT exercised its conversion rights on the debenture and MRT was issued 3,333,333 common shares and a warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.50 per share.

(ii)

MRT agreed to provide the necessary working capital to begin and maintain mining operations, estimated to be $3,000,000, to put the first phase of the Cieneguita project into production. In exchange for these funds, the Company assigned MRT an interest to 74% of the net cash flow from First Phase Production. The agreement limits the mining during First Phase Production to the mineralized material that is available from the surface to a depth of 15 meters.

(iii)

MRT committed to spend up to $4,000,000 to take the Cieneguita project through the feasibility stage. In doing so, the Company assigned MRT a 54% interest in its rights to the Cieneguita project. After the expenditure of the $4,000,000, all costs will be shared on a pro rata ownership basis (i.e. 54% to MRT, 40% to the Company and 6% to Marje Minerals). If any party cannot pay its portion of the costs after the $4,000,000 has been spent, then their ownership position in the Cieneguita project will be reduced by 1% for every $100,000 invested by the other owners. The Company’s ownership interest in the Cieneguita project, however, cannot be reduced below 25%. In addition, the Company has the right to cover Marje Minerals’ pro rata portion of costs if they cannot pay their portion of the costs. In return, we will receive 1% of Marje Minerals’ ownership position in the Cieneguita project for every $100,000 the Company invests on their behalf.

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

6.

MINERAL PROPERTIES (CONTINUED)

(iv)

The MRT agreement was contingent on the Company repaying its debenture to Paramount. In March 2009, the Company repaid $1,000,000, or approximately two-thirds of the debt, and Paramount released a security interest it had on the Cieneguita project. In October 2009, the Company repaid the remaining amount of the debt and Paramount released its security interests on the Sahuayacan, Guazapares and Encino Gordo properties.

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

(b)

The Company granted MRT the option to buy all of the outstanding shares of Sunburst de Mexico for $100 if the Company failed to transfer $1,500,000 to Sunburst de Mexico by April 30, 2006. On April 6, 2006, MRT agreed to waive its option to purchase the shares of Sunburst de Mexico and also waived the Company’s obligation to transfer $1,500,000 to Sunburst de Mexico. The property agreements were modified to change the net smelter return (“NSR”) to a maximum of 2.5% for all properties covered by the agreements. The property agreements contained NSRs ranging from 0.5% to 7%;

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

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

7.

PROMISSORY NOTES

As at August 31, 2010, the Company had $757,613 (February 28, 2010 - $775,975) of promissory notes outstanding, comprising the following:

(a)

During the year ended February 29, 2008, the Company converted accounts payable of $465,994 (Swiss Franc (“CHF”) 565,000) into promissory notes. The Company had an implied obligation to pay the accounts payable in CHF as the funds to pay the expense came from Swiss investors in CHF. Accordingly, the promissory notes were issued in CHF. The notes consist of one warrant for each CHF 5.00 of notes issued, exercisable at $1.00 each. The principal and interest on the notes became due and payable on April 30, 2008. The Company has not repaid the promissory notes as of August 31, 2010 and is in default. The principal and interest on the notes due and payable as of August 31, 2010 was $703,181. The interest rate payable during the default period is 12%.

(b)

$15,000 of the promissory notes accrues interest of 8% per year that has no repayment terms. The interest accrued as of August 31, 2010 is $2,183.

(c)

$9,880 of promissory notes is due to related parties that are to be repaid as part of debt settlement agreements over the next 12 months. These notes bear no interest (note 14).

(d)

$12,049 of promissory notes are due to an associate of a related party that bear no interest and have no repayment terms.

(e)

$15,321 of promissory notes bears no interest and have no repayment terms.

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

8.

CONVERTIBLE DEBENTURES

There were no convertible debentures issued, outstanding, repaid or converted for the six months ended August 31, 2010.

On May 5, 2008, the Company signed a LOI to enter into a strategic alliance with Paramount. The agreement called for Paramount to invest a minimum of $4,000,000 and maximum of $6,000,000 into the Company, fixed at a price of $0.50 per unit by June 23, 2008. The investment timeline was extended until July 21, 2008, and then to August 5, 2008. On August 6, 2008 Panam terminated the LOI with Paramount as Paramount did not meet the terms of the agreement.

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

The Company also amended a debenture issued to them on June 18, 2009 in the face amount of $370,000. The amount of that debenture was increased to $521,047, which, among other things, includes interest accrued on all three debentures to March 31, 2009. The Company was obligated to make a payment on March 31, 2009 on this debenture in the amount of $393,547 and the balance of $127,500 was to be re-paid on April 30, 2009. This remaining amount of $127,500 was interest free as long as the debenture remained in good standing. On March 31, 2009, the Company paid $300,000 of the debenture issued to them on June 18, 2009. As per the agreement, the remaining amount of $221,047 accrued interest at 8% per year payable monthly, in arrears on the 10th day of each month. On July 8, 2009, the Company entered into a definitive agreement with Paramount to sell the Guazapares project. As part of the agreement, Paramount waived off the interest charges due on the convertible debenture

As part of a restructuring fee, the Company issued to Paramount 150,000 shares of common stock. As part of the agreement, Paramount released its security interest on the Company’s Cieneguita properties. The Company also repaid the remaining amount of the amended debenture of $221,047 on October 8, 2009, from the escrow funds for the payment of Guazapares properties. The Company recognized a loss of $196,045 on the liquidation of the debentures with Paramount. Upon receipt of this payment from the Company, Paramount released its security interests in the Company’s assets, including its security interests in the Company’s Sahuayacan, Guazapares and Encino Gordo properties.

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

8.

CONVERTIBLE DEBENTURES (CONTINUED)

The value assigned to the beneficial conversion feature of the convertible debentures issued to Paramount ($221,047) was $nil. The fair value of the warrants attached to the convertible debentures was estimated to be $48,500. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

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

In March 2009, the Company approved the issuance of $1,500,000 in convertible debentures to four investors, of which $1,300,000 was received in cash and used to liquidate the debentures issued to Paramount (former debenture holders) during the period of May 2008 to July 2008. Additionally, the Company converted $100,000 of accounts payable into the convertible debenture and received $100,000 in cash for the remaining debenture in October 2009. The debenture was due in one year from the date of issuance and accrued interest at 15% per annum, to be paid quarterly in either cash or stock of the Company valued at a 20% discount of the 20 day trading average prior to the date of payment. The holders had several options to convert the debentures. On July 24, 2009, all of the holders of the convertible debentures agreed to irrevocably convert the debentures into a 10% ownership interest in the Company’s Cieneguita mining project. The Company has valued the Cieneguita project at approximately $15,000,000. The 10% ownership interest in the Cieneguita project thus approximates the value of the debentures to be converted.

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

The value assigned to the beneficial conversion feature of the convertible debentures issued to MRT was $71,866. The fair value of the warrants attached to the convertible debentures was estimated to be $51,800. The fair value was estimated at the date of the grants using the Black-Scholes option pricing model with the following weighted average assumptions:

2009
Expected volatility	108.54-110.36%
Weighted-average volatility	108.54-110.36%
Expected dividend rate	-
Weighted-average expected life of warrants in years	3
Risk-free rate	1.36-1.45%

The weighted average fair value of the warrants was $0.19 per warrant, while the weighted average stock price on the dates granted was $0.32. Stock-based compensation for these warrants of $51,800 is being amortized until December 31, 2010.

In November 2009, MRT converted $1,000,000 debenture into units of $0.60 each. The Company recognized a loss on extinguishment of debenture of $114,980.

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

9.

LOANS PAYABLE

As at August 31, 2010, there were loans payable in the amount of $nil (February 28, 2010 - $45,303), which are all current. The loans are repayable in monthly instalments of $nil (February 28, 2010 – 5,716), including interest ranging from 5.3% to 15.6% per annum, and are partially secured by specified automotive equipment.

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

In November 2009, MRT converted the $1,000,000 debentures into units of $0.60 each. Each unit comprises two common shares and one warrant. Each warrant is exercisable at $0.50 per share for a period of three years. The Company issued 3,333,333 shares and 1,666,667 warrants to MRT.

In October 2009, the Company received subscription proceeds of $20,000 and issued 100,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of Company’s common stock and one warrant each exercisable at $0.30, which expire in four years.

In September 2009, the Company received subscription proceeds of $40,000 and issued 200,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and one warrant each exercisable at $0.30, which expire in four years.

In July 2009, the Company received subscription proceeds of $100,000 and issued 500,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and one warrant each exercisable at $0.30, which expire in four years.

In June 2009, the Company converted $622,500 of debt into subscription proceeds and issued 2,075,000 common shares. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.60 of debt. Each unit consists of two shares of the Company’s common stock and one warrant each exercisable at $0.50, which expires on December 31, 2010.

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

11.

 COMMON STOCK (CONTINUED)

In June 2009, the Company issued 1,000,000 shares of common stock to an officer of the Company as bonus. The Company assigned a value of $0.28 per share for a total of $280,000 to these shares.

In May 2009, the Company converted $121,258 of stock subscriptions and issued 404,193 common shares. The subscribers have agreed to purchase one unit for each $0.60 of stock subscriptions. Each unit consists of two shares of the Company’s common stock and one warrant each exercisable at $0.50, which expires on December 31, 2010.

In May 2009, the Company converted $128,742 of debt into subscription proceeds and issued 429,141 common shares. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.60 of debt. Each unit consists of two shares of the Company’s common stock and one warrant each exercisable at $0.50, which expires on December 31, 2010.

In May 2009, the Company issued 42,837 shares for $13,500 of investors’ relations services as per the agreement between the two parties.

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

12.

STOCK COMPENSATION PROGRAM

On March 18, 2009, the board of directors approved the granting of stock options according to the 2009 Nonqualified Stock Option Plan (“2009 Option Plan”) whereby the board is authorized to grant to employees and other related persons stock options to purchase an aggregate of up to 6,000,000 shares of the Company's common stock. Subject to the adoption of the 2009 Option Plan, the options were granted and vest, pursuant to the terms of the 2009 Option Plan, in six equal instalments, with the first instalment vesting at the date of grant, and the balance vesting over 2 ½ years, every six months.

In the six months ended August 31, 2010, the Company awarded nil options to purchase common shares (2009 – 150,000) and recorded stock-based compensation expense of $280,654 (August 31, 2009 - $298,722) for the options vested during the six month period. The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2009:

2009
Expected volatility	110.36%
Weighted-average volatility	110.36%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	2.95%

There were no capitalized stock-based compensation costs at August 31, 2010 or August 31, 2009.

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

12.

 STOCK COMPENSATION PROGRAM (CONTINUED)

The summary of option activity under the 2009 Option Plan as of August 31, 2010, and changes during the period then ended, is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options			Term

Balance at March 1, 2010	$0.51	6,560,000
Options granted	-	-
Options exercised	-	-
Options cancelled/forfeited	0.75	(75,000)

Balance at August 31, 2010	$0.51	6,485,000	7.32	$ 129,500

Exercisable at August 31, 2010	$0.55	4,966,666	7.20	$ 96,667

The weighted-average grant-date fair value of options granted during the six months ended August 31, 2010 and August 31, 2009 was $nil and $0.29, respectively.

A summary of the status of the Company’s nonvested options as of August 31, 2010, and changes during the six months ended August 31, 2010, is presented below:

		Weighted-average
		Grant-Date
Non-vested options	Shares	Fair Value

Non-vested at February 28, 2010	2,570,832	$ 0.29
Granted	-	-
Vested	(1,052,498)	0.28
Cancelled/forfeited	-	-

Non-vested at August 31, 2010	1,518,334	$ 0.26

As of August 31, 2010, there was an estimated $333,900 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007, 2008 and 2009 nonqualified stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 0.86 years.

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

13.

WARRANTS

As at August 31, 2010, the Company had a total of 28,380,900 (February 28, 2010 – 25,380,900) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 28,380,900 shares of common stock in the event that these warrants are exercised.

During the six months ended August 31, 2010, the Company received $nil from warrants exercised.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, February 28, 2009	7,102,890	$1.03
Issued	22,887,500	0.38
Cancelled	(4,609,490)	1.11
Exercised	-	-

Balance, February 28, 2010	25,380,900	$0.43
Issued	3,000,000	0.25
Cancelled	-	-
Exercised	-	-

August 31, 2010	28,380,900	$0.41

As at August 31, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

3,000,000	$ 0.25	July 26, 2012
166,666	0.30	May 8, 2012
1,125,000	0.30	July 23, 2011 to November 5, 2011
11,375,000	0.30	December 30, 2011
1,300,000	0.36	July 23, 2011
200,000	0.40	March 24, 2012
100,000	0.43	September 8, 2010
600,000	0.50	August 15, 2012
1,454,167	0.50	December 31, 2010
5,000,000	0.50	December 24, 2012
1,666,667	0.50	November 5, 2012
200,000	0.65	June 30, 2012
1,793,400	0.75	April 2012 to August, 2013
200,000	1.30	June 30, 2012
200,000	$ 2.00	June 30, 2012
28,380,900

Pan American Goldfields Ltd.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2010

(Unaudited) (Expressed in U.S. Dollars)

14.

RELATED PARTY TRANSACTIONS

For the six months ended August 31, 2010, the Company paid or accrued management fees of $186,800 (August 31, 2009 - $79,566) to certain officers and directors. The Company also paid or accrued $8,969 (August 31, 2009 - $1,987) to certain officers and directors for travel, office and other related expenses.

As at August 31, 2010, accounts payable of $114,563 (August 31, 2009 - $16,000) was owing to officers and a director of the Company and $193,041 (August 31, 2009 - $144,481) was owing to a company controlled by a director. In addition, promissory notes of $9,880 (August 31, 2009 - $nil) were owed to a company controlled by a director (note 7).

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

15.

SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended August 31, 2010	Six Months Ended August 31, 2009	Period From Inception of Development Stage (March 1, 2004) to August 31, 2010

Interest paid	$-	$-	$280,053
Common stock issued on conversion of debt	-	872,500	4,193,000
Common stock issued on settlement of notes payable	-	-	3,133,322
Common stock issued for interest costs	-	82,500	82,500
Common stock issued for financing costs		145,000	145,000
Common stock issued for mineral property costs	-	-	580,000
Common stock issued for bonuses	-	280,000	512,750
Shares issued for services	$-	$13,500	$510,590

Pan American Goldfields Ltd.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q constitute "forward-looking statements". These statements, which may be identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include the expectations and objectives of us, Pan American Goldfields Ltd., regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in such forward-looking statements. Such risks and uncertainties include those set forth under this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and in our Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). These forward-looking statements represent beliefs and assumptions only as of the date of this report. We undertake no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K.

Overview

We are a development stage company and as of the date of this report we have generated only limited revenues from our Cieneguita project and have not yet generated or realized any revenue from our other two exploration projects. As of August 31, 2010, we had $303,358 in our bank account.

In July 2010, we appointed Neil Maedel, Randy Buchamer and Gary Parkison to our board of directors. Mr. Maedel is an investment banker specializing in international resource projects; Mr. Buchamer has extensive experience in business administration and finance; and Mr. Parkison is qualified geologist and project manager with expertise in exploration and development of minerals and metals projects. All of the newly appointed directors have technical and financial industry experience base that will assist us with operations and our planned listing on either the Toronto Stock Exchange or the TSX Venture Exchange, consistent with our status as a producing resource company.

In July 2010, we reincorporated from the State of Colorado to the State of Delaware. The reincorporation was effected pursuant to an agreement and plan of merger (the “Merger Agreement”), by and between us and Pan American Goldfields Ltd., a Colorado corporation (formerly Mexoro Minerals Ltd.), with Pan American Goldfields Ltd. being the surviving corporation. Accordingly, the rights of our shareholders are now governed by Delaware General Corporation Law and the certificate of incorporation and bylaws of Pan American Goldfields Ltd. are filed with the State of Delaware.

In May 2010, management decided to drop the Sahuayacan properties due to lack of economic thicknesses and grades of gold mineralization encountered in the drilling program, eliminating any future concession payments on these properties.

In May 2010, Mr. Francisco “Barry” Quiroz and Mr. John Clair resigned from our board of directors. Neither director resigned as a result of a disagreement with us on any matter relating to our operations, policies or practices.

Our continued existence and plans for future growth depend on our ability to obtain additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. While we believe that we have raised sufficient funds in our recent offerings to allow us to continue in business until December 2010, we may not be able to continue in business beyond that date unless we obtain additional capital.

As of August 31, 2010, the joint venture with Minera Rio Tinto (“MRT”), as described further below, had generated net cash flows of approximately $540,000 of which $124,000 is attributable to us under the joint venture agreement. We are expecting additional ongoing cash flows from the commencement of operations at the Cieneguita property, starting in June 2010. The amount of net cash flows to be received on our 20% share from operations cannot be determined at this time.   Operations are currently at pit #3 where metals contained in the material recovered  so far have averaged approximately 1.2 grams per ton Au , 90 grams per to Ag , 0.04% Cu , 0.35% Pb and 0.65% Zn. MRT however  initially  experienced difficulty in reducing a portion of the mined material to a particle size that would allow for optimum recovery of contained gold, silver and base metals. To achieve the desired grinding – comminution capacity, MRT has recently installed a ball mill which is rated at 750 tons per day and is to pulverize the larger material as it is produced. Assuming the relatively soft material at Cieneguita the ball mill is expected to process approximately 600 tonnes per day to approximately -70 mesh. To match the flotation capacity with the increased grinding/ball mill capacity, an additional  bank of 10 Agitair cells of 48 cubic foot size have been  added to the previously installed bank of 10 WEMCO flotation cells (2 at 100 cubic foot capactiy, 8 at 50 cubic foot capacity). Both the mill and flotation cells are currently undergoing commissioning and the company is confident that the move from a construction and start-up phase to operations is largely complete. Once commissioning is complete the Company expects that the overall production capacity to rise to approximately 700 tonnes per day on a sustained basis, and that recently improved  metal

Pan American Goldfields Ltd.

recoveries which have increased significantly due to the described grinding circuit  improvements and changes in reagent     will also be maintained  . Despite the improvements there remains significant risk to us for this type of extracting of mineralized material because we will not have established reserves at Cieneguita until an independent feasibility study is completed.  Consequently, neither can we   provide any assurance that the feasibility study will be successful nor can we know if the extraction and processing of mineralized material from the Cieneguita property will result in any cash flows for us. As part of the US $8 million Joint Venture agreement where the development of the Cieneguita mill and operations and a bankable feasibility study is to be funded by partner MRT. Now that the construction and start-up phase is essentially complete, the company anticipates that infill drilling, as part of the bankable feasibility study, and exploration drilling to test a potential southern extension of the Cieneguita gold-silver mineralization will begin early November 2010.

Although this phase of the Cieneguita’s development is funded by our partner MRT, for the 12-month period from September 2010 through August 2011, we do need to raise additional capital to maintain our corporate activities. We will need a minimum of $1,584,000 for general and administrative costs. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as detailed below.

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

In July 2010, we reincorporated from the State of Colorado to the State of Delaware. The reincorporation was effected pursuant to the Merger Agreement, by and between us and Pan American Goldfields Ltd., a Colorado corporation (formerly Mexoro Minerals Ltd.), with Pan American Goldfields Ltd. being the surviving corporation. Accordingly, the rights of our shareholders are now governed by Delaware General Corporation Law and the certificate of incorporation and bylaws of Pan American Goldfields Ltd. are filed with the State of Delaware.

In May 2010, management decided to drop the Sahuayacan properties due to lack of economic thicknesses and grades of gold mineralization encountered in the drilling program, eliminating any future concession payments on these properties.

In May 2010, Mr. Francisco “Barry” Quiroz and Mr. John Clair resigned from our board of directors. Neither director resigned as a result of a disagreement with us on any matter relating to our operations, policies or practices.

In September 2009, we entered into private placement subscription agreements, as thereafter amended, with certain U.S. accredited investors and certain non-U.S. investors for the private placement of 12,500,000 unregistered shares of the common stock with 100% warrant coverage at a purchase price of $0.20 per unit. The warrants have an exercise price of $0.30 per share, a two-year term and will not be exercisable until 12 months after their date of issuance. As a result of the sale of all of the unregistered shares, we received aggregate gross proceeds, prior to any expenses, of $2,500,000 from the private placement.

In August 2009, we dropped one of our properties in the Encino Gordo concessions, Encino Gordo 2. Management determined that the property payments due to the concession holder were too expensive and we did not make the option payment at this time. There is currently no plan to renegotiate the payments for this property.

Pan American Goldfields Ltd.

In May 2009, we entered into a letter of agreement and in July 2009, we signed the definitive agreement to sell our Guazapares project, located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5.3 million. The Guazapares project is comprised of 12 claims close to Paramount’s San Miguel discovery. The purchase price is to be paid in two stages, with the first payment of $3.7 million released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1.6 million is due if, by July 10, 2012, either (i) Paramount sells its Mexican subsidiary or (ii) Guazapares is put into production. The definitive agreement closed in October 2009 and a 5.7% commission was paid on the closing of the sale.

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

To fund our continued operations, we issued $1.5 million of convertible debentures in March 2009, of which an aggregate of $880,000 was issued to Mario Ayub, one of our directors, and to his affiliated entity, MRT. Pursuant to the terms of the convertible debentures, the holders irrevocably converted the debentures into a 10% ownership interest in the Cieneguita project and a 10% interest in the net cash flow from First Phase Production. In December 2009, Mario Ayub and MRT agreed to resell an aggregate 4% ownership interest in the Cieneguita project back to us, along with 4% of the net cash flow from First Phase Production, in return for $550,000. In a private transaction not involving us, the other holders contributed their remaining 6% ownership interest in the Cieneguita project to a newly formed entity, Marje Minerals SA (“Marje Minerals”).

As a result of our amended development agreement and our agreements with the debenture holders, the ownership interest in the Cieneguita project and the net cash flows from the First Phase Production are held by us, MRT and Marje Minerals as follows:

Holder	Ownership Percentage	Net Cash Flow Interest From First Phase Production	Net Cash Flow Interest Following First Phase Production

MRT	54%	74%	54%
Marje Minerals	6%	6%	6%
Pan American	40%	20%	40%

Any additional costs for the First Phase Production and the feasibility study for the Cieneguita project, after MRT invests $8 million, will be shared by us, MRT and Marje Minerals on a pro-rata basis based on their respective ownership percentages in the Cieneguita project.

The major terms of the development agreement with MRT and Marje Minerals are as follows:

•

MRT purchased $1 million of secured convertible debentures at 8% interest (payable in stock or cash). The proceeds from this investment were used for continued exploration and development of the Cieneguita project and general working capital. In November 2009, MRT exercised its conversion rights on the debenture and MRT was issued 3,333,333 common shares and a warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.50 per share.

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

•

MRT committed to spend up to $4 million to take the Cieneguita project through the feasibility stage. In doing so, we assigned MRT a 54% interest in our rights to the Cieneguita project. After the expenditure of the $4 million, all costs will be shared on a pro-rata ownership basis (i.e. 54% to MRT, 40% to us and 6% to Marje Minerals). If any party cannot pay its portion of the costs after the $4 million has been spent, then their ownership position in the Cieneguita project will be reduced by 1% for every $100,000 invested by the other owners. Our ownership interest in the Cieneguita project, however, cannot be reduced below 25%. In addition, we have the right to cover Marje Minerals’ pro rata portion of costs if they cannot pay their portion of the costs. In return, we will receive 1% of Marje Minerals’ ownership position in the Cieneguita project for every $100,000 we invest on their behalf.

Pan American Goldfields Ltd.

•

The MRT agreement was contingent on our repaying a debenture to Paramount. In March 2009, we repaid $1 million, or approximately two-thirds of the debt, and Paramount released a security interest it had on the Cieneguita project. In October 2009, we repaid the remaining amount of the debt, and Paramount released its security interests on the Sahuayacan, Guazapares and Encino Gordo properties.

In September 2009, we hired George Young as our chief operating officer, Salil Dhaumya as our chief financial officer and Manuel Flores as our operations manager. In November 2009, Mr. Young was appointed president upon the resignation of Francisco “Barry” Quiroz. Other than these employees and our geologists, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors we minimize our exposure to Mexican employment law and all liabilities are undertaken by the third party contractors providing the services. We pay a flat rate to the third parties for their services.

In February 2009 we entered into a development agreement with MRT to provide us with immediate funding to initiate production at our Cieneguita property, to complete a feasibility study and to continue the exploration of its properties. The development agreement was amended in December 2009 and calls for project funding of up to $8,000,000 to be spent on First Phase Production and to complete a feasibility study. To date MRT has contributed $1,000,000 in working capital and has spent additional funds on initiating production on the Cieneguita project through the building of a floatation circuit mill.

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

Exploration Projects – Current Status

To date the Sierra Madre gold exploration program has been focused on advancing current exploration projects to the next exploration stage. During most of 2008 and 2009, exploration activities were concentrated on four projects: Sahuayacan, Encino Gordo, Guazapares and Cieneguita. However, exploration activities during the six months ended August 31, 2010 were focused on the Cieneguita project. We dropped the Sahuayacan project due to lack of economic thicknesses and grades of gold mineralization encountered in the drilling program eliminating any future concession payments on these properties. As well, we have sold our Guazapares concessions to Paramount. To date most of the data gathered during our field campaigns and drilling programs is completely compiled and is being evaluated. The next exploration stages for the Cieneguita and Encino Gordo projects are in the planning process.

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

Pan American Goldfields Ltd.

This figure illustrates the location of our projects

To date most of the data gathered during our field campaigns and drilling programs is completely compiled and is being evaluated.

Cieneguita

During the six months ended August 31, 2010, we concentrated our exploration activities only on the Cieneguita project, where a drilling program was completed in December 2008.

Pan American Goldfields Ltd.

The main exploration activities for the Cieneguita project are described below:

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

We have conducted a series of exploration programs at Cieneguita since March 2007. The drilling exploration program commenced in December 2007 with one drill rig and a second rig was added in July 2008. The drilling was completed in December 2008.

Assay results and an analysis of the drilling and exploration work are compiled and described in our recently filed Technical Report on National Instrument Form NI 43-101 (“NI 43-101”), which was completed following the end of fiscal 2010, and is in compliance with the standards and requirements of Canadian security regulatory authorities. The NI 43-101 report is also available on our website, www.panamgoldfields.com. Two different styles of mineralization have been identified: precious (gold-silver) and base (lead-zinc-silver) metal mineralization, with higher gold-silver grades starting on surface and lead-zinc-silver mineralization intercepted at depth and to the west of the Cieneguita deposit. We interpret the Cieneguita deposit as a diatreme breccia body where disseminated oxide and sulphide mineralization is mainly hosted by quartz-sericite altered diatreme breccias and lapilli tuffs.

The mineralized body is shaped like a funnel which has been flattened laterally, measuring over 900 meters by 300 meters as defined by the drill results. We have completed a cross section‐based geological model and have calculated inferred mineralized material of 15.249 million tons with 2.62 g/t Au equivalent based on assays that were composited using the sum of the dollar values for Au, Ag, Pb and Zn in each drill interval. Three-year trailing average prices used were: gold = $727.22 per ounce, silver = $13.66 per ounce, lead = $1.00 per pound, zinc = $1.36 per pound. A cut-off of $30 was applied and weighted averages calculated for each above-cut-off interval. These intervals were projected between drill holes and between sections to produce resource blocks, which were then compiled using weighted averages to produce a total tonnage and grade with a dollar value per ton.

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

Pan American Goldfields Ltd.

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

Current Operations

In December 2009, MRT commenced system testing, commissioning and start-up operations of the newly-constructed crushing and milling facilities at Cieneguita. After a brief testing period in December 2009, we resumed those activities in January 2010 and progressed as planned. All essential systems and construction for plant operations were substantially complete as planned and in operation for one 12-hour shift per day. Drought induced water supply problems had an adverse impact on operations and initial metal recoveries were significantly less than anticipated. Electrical power supply was also problematic. Though the gravity concentration system and the flotation circuit were fully operational, an unacceptable level of rejects meant poor metal recoveries. The rejects were set aside to be processed at a later date and the remaining rough concentrate produced was shipped to MRT’s Choix mill for further processing into a final concentrate. During the six months ended August 31, 2010, operations have been conducted and sustained continually, seven days a week with minimal stoppages. But poor metal recoveries elevated cash costs to the effect that the operation produced minimal positive cash flows. The water supply problem was remedied by the establishment of additional water supply systems just as the Company initiated improvements in the reliability of the power transmission and delivery facilities. Metal recoveries were dramatically improved by the addition of a ball mill to further pulverize the mined material, just as changes in reagents used improved the recovery of the free gold particles or gold-bearing minerals in the floatation process. This now enables us to now focus on optimizing recoveries while incrementally increasing throughput of ore to the mill from its current 500 tons per day to approximately 700 tons per day. With the installation of a ball mill the gravity circuit has been taken offline, thereby all of the material is processed through the flotation circuit. We expect that these improvements will result in a consistently high recovery rate.

Additional Exploration South of the Cieneguita Pit Area

Because of the favourable mapping, sampling and drilling results in Cieneguita, we initiated a brownfield exploration program aimed at locating additional mineralization within our properties. The exploration process around the main mineralization zone at Cieneguita has identified two new areas of mineralization 500 meters to south of the current known mineralization. These two areas known as Piedras Blancas and Piedra Amarilla are exhibiting the same size, characteristics, and intensity of alteration-mineralization on surface as encountered at Cieneguita. No assurance, though, may be given that any positive exploration results will come from these similarities.

Pan American Goldfields Ltd.

The brownfield exploration program for the Piedras Blancas area has now been completed. As a result of this mapping and sampling program, we have designed a drilling exploration program consisting initially of 3,000 meters of drilling to test three different targets. As we do not have available capital at this, no assurance may be given that we will initiate this drilling program.

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

Pan American Goldfields Ltd.

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

In August 2009, we dropped one of our concessions in the Encino Gordo Project, Encino Gordo 2. We determined that the payments due to the concession holder were too expensive and it was not in our best interests to keep the concession. There is no current plan to renegotiate the payments for this project.

There are no known reserves on the Encino Gordo Project.

Proposed 2010/2011 Program: Exploration Projects – Potential and Next Exploration Stage

Over the next 12 months, we intend to explore our Cieneguita project to determine whether there are economically attractive concentrations of gold and gold-silver mineralization. We do not intend to hire any additional employees or to make any purchase of equipment over the next 12 months, as we intend to rely upon current personnel for the exploration work being conducted. At this time, though, the exploration program is only planned for the next 12 months, which we will undertake when the necessary capital has been raised to complete these programs. We do not have any sources of capital indentified at this time and no assurance can be given that we will be able to complete the proposed exploration program.

The following exploration program, assuming the necessary capital is available, has been planned:

Cieneguita

The recent exploration activities in Cieneguita have shown that additional exploration is warranted. Management has made the following determinations to date:

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
Scale: Graphic
Date:20/8/2006

Figure is showing main mineralization zones on the Cieneguita project. Areas in red are exhibiting mineralization areas where grades is >1.5 g/t Au

The known mineralized material on the Cieneguita property combined with the assay results from drilling and the new areas found 500 meters away from Cieneguita are providing the possibility to increase the size of the mineralized material. No assurance may be given, though, that the size of the mineralized zone will increase. Considering the latest results and findings the proposed work program for Cieneguita will include:

•

Completing the infill drilling program by drilling an additional 10,000 meters to expand inferred resources;

•

Continue conducting metallurgical tests;

•

Complete feasibility study and;

•

Commencing exploration drilling program at the Piedras Blancas project.

Pan American Goldfields Ltd.

The proposed exploration budget for the Cieneguita project for the remainder of 2010 will be conducted by MRT. They will be responsible for spending $4,000,000 over the next 36 months to take the property through to feasibility. The feasibility work will also include exploration on the two new areas to the south of the Cieneguita property.

There are no known reserves on the Cieneguita property.

New Properties-Target Generation and Growth Strategy

A fundamental component of our business strategy is to advance all of our properties to the drilling stage and implement a strong generative and property acquisition program through a well established and consistent financial and funding process.

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

The proposed exploration program is to be undertaken by our exploration team using in-house knowledge in combination for support and guidance of high-quality consultant with expertise in the region. The new targets generation program is aimed to feed our project pipeline for two “at drilling stage and/or near drilling stage” projects per year. We do not have the necessary working capital at this time to implement this target generation program.

Phase I - Target Generation

Objectives

•

Identify two to four target areas (approximately 20 x 30 kilometers) which have the potential to host small- to medium-size gold and/or gold-silver deposits.

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

RESULTS OF OPERATIONS

Three and six months ended August 31, 2010 compared to the three months and six months ended August 31, 2009.

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Pan American Goldfields Ltd.

Revenues

The Company earned its 20% proportionate revenue of $45,000 from the joint venture with MRT from the gold production during the six months ended August 31, 2010. Other than the revenue from the joint venture with MRT, we did not have commercial production of any of our properties in the six months ended August 31, 2010. We can not provide any assurances that we will continue to earn revenues of any significance from the joint venture with MRT, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Costs

We incurred operating costs of $48,000 and $97,000 during the three and six months ended August 31, 2010 as a portion of the operating costs of production at Cieneguita in the joint venture with MRT. We did not incur any operating costs during the three or six months ended August 31, 2009.

Expenses

Our expenses increased to $662,000 and $2,157,000 for the three and six months ended August 31, 2010 compared to $772,000 and $1,610,000 for the three and six months ended August 31, 2009, respectively. The increase in the six month period is primarily attributable to the acquisition of 4% additional interest in Cieneguita from MRT for $650,000.

General and administrative expenses decreased to $637,000 and $1,281,000 in the three and six months ended August 31, 2010 compared to $719,000 and $1,409,000 in the three and six months ended August 31, 2009, respectively. The decrease during the current three and six month periods is attributable to lower legal and consulting fees offset by higher investors’ relations expenses, management fees and stock-based compensation. The non-cash stock-based compensation expense amounted to $179,000 and $407,000 in 2010, compared to $143,000 and $327,000 in 2009, for the three and six months, respectively. The amount for the six-month period in 2010 had $281,000 of stock-based compensation expense relating to options granted to officers, directors and consultants and $126,000 of stock-based compensation relating to warrants. The amount for the corresponding period in 2009 relates to stock options granted to management and key personnel and compensation relating to warrants for $299,000 and $nil, respectively.

Accounting and legal fees decreased to $142,000 in the six months ended August 31, 2010 compared to $239,000 in the six months ended August 31, 2009. The decrease was primarily attributable to lower legal costs. The Company incurred higher legal fees in 2009 relating to issuance, payment and restructuring of convertible debentures.

Mineral exploration in the three months ended August 31, 2010 decreased to $103,000 compared to $153,000 for the three months ended August 31, 2009 and increased slightly for the six months ended August 31, 2010 to $361,000 compared to $324,000 for the six months ended August 31, 2009, as the Company completed a preliminary exploration program on the Sahuayacan property.

Loss

Our net loss decreased to $762,000 for the three months ended August 31, 2010 compared to $817,000 for the three months ended August 31, 2009 and increased to $2,240,000 for the six months ended August 31, 2010 compared to $1,983,000 for the six months ended August 31, 2009.

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

As of August 31, 2010, we had total assets of $1,130,000, total liabilities of $2,451,000 and a deficit of $45,295,000 accumulated during the development stage.

Cash and Working Capital

We had cash and cash equivalents of $303,000 as of August 31, 2010, compared to cash of $3,377,000 at February 28, 2010 and $8,000 at August 31, 2009. We had working capital deficiency of $1,545,000 as of August 31, 2010, compared to a working capital of $232,000 as of February 28, 2010 and working capital deficiency of $4,701,000 as of August 31, 2009.

Pan American Goldfields Ltd.

During the first six months of 2010, we did not increase the activities for our exploration program considerably but have continued to incur corporate administrative expenses, for which, we were unable to raise sufficient funds to pay many of our suppliers. Our accounts payable and accrued liabilities decreased from $2,773,000 as of February 28, 2010 to $1,693,000 in the first six months of 2010, most of which are being carried forward from 2009. Of the $1,693,000 accounts payable and accrued liabilities as of August 31, 2010, $331,000 is related to exploration expenses.

We will require additional financing during the current fiscal year according to our planned exploration activities. We are in the process of determining our plan to carry out exploration and administration activities on our Mexican mineral properties in the current fiscal year. We also anticipate spending approximately $1,584,000 during the next 12 months on general and administrative costs. At this time we do not have the necessary capital to initiate the exploration program and to cover general and administrative costs.

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

Cash Used in Operating Activities

Cash used in operating activities increased to $3,002,000 for the six months ended August 31, 2010 compared to $1,368,000 for the six months ended August 31, 2009. The cash used in operating activities was primarily for acquisition of interest in Cieneguita property, exploration costs, general and administrative expenses and payment of outstanding payables.

Cash Used in Investing Activities

The Company used cash of $14,000 for purchase of equipment for the six months ended August 31, 2010 compared to cash used of $23,000 for purchase of equipment for the six months ended August 31, 2009. The $14,000 were spent on purchase  of a vehicle to replace an older vehicle.

Financing Activities

Cash used in financing activities amounted to $90,000 for the six months ended August 31, 2010 compared to cash provided by financing activities of $1,331,000 for the six months ended August 31, 2009. The cash used by financing activities was for repayment of loans and notes payable.

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

Pan American Goldfields Ltd.

We have a history of operating losses and will need to raise additional capital to fund its planned operations. As at August 31, 2010, we had working capital deficiency of $1,545,000 (August 31, 2009– working capital deficiency of $4,701,000) and an accumulated deficit during the exploration stage of $45,295,000 (August 31, 2009 - $43,847,000). These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the chief executive officer and chief financial officer have concluded, with reasonable assurance, that the Company’s disclosure controls and procedures were effective as of such date.

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

Pan American Goldfields Ltd.

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

Pan American Goldfields Ltd.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pan American Goldfields Ltd.

/S/ George Young

Name:  George Young

Title: Director and President

Date:  October 15, 2010

Pan American Goldfields Ltd.

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

Date:  October 15, 2010

/S/ George Young

___________________________________
Name:   George Young

Title: Director and President

Pan American Goldfields Ltd.

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

Date:  October 15, 2010

/S/ Salil Dhaumya

___________________________________
Name:   Salil Dhaumya

Chief Financial Officer

Pan American Goldfields Ltd.

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, George Young, Principal Executive Officer of Pan American Goldfields Ltd. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)

the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2010 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  October 15, 2010

/S /George Young

_________________________________

George Young

Title: Director and President

Pan American Goldfields Ltd.

EXHIBIT 32.2

Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Salil Dhaumya, Principal Financial and Accounting Officer of Pan American Goldfields Ltd. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)

the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2010 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  October 15, 2010

/S /Salil Dhaumya

_________________________________

Salil Dhaumya

Title: Chief Financial Officer

Pan American Goldfields Ltd.