Form 10-Q
period 2010-11-30
PAN AMERICAN GOLDFIELDS LTD
filed 2011-01-14
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

Commission file number 000-23561

PAN AMERICAN GOLDFIELDS LTD.
(Exact name of small business issuer as specified in its charter)

Delaware	84-1431797
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Mountain View Center 12303 Airport Way Suite 200 Broomfield, CO	80021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 327-1587
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑        No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes         No 

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes          No ☑

As of November 30, 2010, the registrant had 54,003,827 shares of common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)

November 30, 2010

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	November 30, 2010	February 28, 2010
	(Unaudited)	(Audited)
Assets

Current
Cash and cash equivalents	$149,129	$3,377,404
Accounts receivable	341,835	137,933
Prepaid expenses	164,809	310,953
	655,773	3,826,290

Equipment (note 4)	221,765	242,887

Total assets	$877,538	$4,069,177

Liabilities

Current
Accounts payable and accrued liabilities	$1,722,856	$2,772,572
Loans payable (note 9)	22,312	45,303
Promissory notes (note 7)	797,146	775,975

Total liabilities	2,542,314	3,593,850

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares, $0.01 par value per share (note 10)
Issued: nil		-
Common stock
Authorized: 200,000,000 shares, $0.01 par value per share
Issued: 54,003,827 (2010 - 53,753,827) (note 11)	30,750,401	30,700,401
Additional paid-in capital	15,054,105	14,438,352
Stock subscriptions	116,000	166,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the development stage	(45,832,083)	(43,055,507)
Accumulated other comprehensive income	250,228	229,508
Total stockholders’ equity (deficiency)	(1,664,776)	475,327

Total liabilities and stockholders’ equity (deficiency)	$877,538	$4,069,177

Going-concern (note 3)
Commitments (notes 6 and 14)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Consolidated Statements of Operations and Accumulated Deficit
(Unaudited) (Expressed in U.S. Dollars)

					Period from
					Inception of
					Development
	Three Months Ended		Nine Months Ended		Stage (March 1, 2004)
	November 30,	November 30,	November 30,	November 30,	To November 30
	2010	2009	2010	2009	2010
Net sales	$247,441	$130,202	$623,050	$522,286	$1,147,560
Cost of goods sold	136,527	99,103	355,679	264,836	630,272
Gross margin	110,914	31,099	267,371	257,450	517,288

Expenses
General and administrative	576,586	870,171	1,857,904	2,279,498	18,865,820
Mineral exploration (note 6)	16,821	96,798	378,211	420,750	9,218,280
Impairment of mineral property costs	43,781	167,081	714,455	270,237	17,305,698

Operating loss	(526,274)	(1,102,951)	(2,683,199)	(2,713,035)	(44,872,510)

Other income (expenses)
Deposit on equipment written off	-	-	(25,300)	-	(25,300)
Foreign exchange	4,816	(45,634)	(73,560)	(1,061)	(309,068)
Interest expense	(17,671)	(269,618)	(71,064)	(521,111)	(5,294,886)
Other income	2,139	162,700	61,417	172,791	254,748
Gain on disposal of assets	-	-	15,130	-	15,130
Gain on sale of assets	-	1,500,000	-	1,498,830	4,388,374
Gain on settlement of debt	-	264,565	-	89,779	11,429

Net gain (loss)	(536,990)	509,062	(2,776,576)	(1,473,807)	(45,832,083)

Accumulated deficit, beginning	(45,295,093)	(43,847,088)	(43,055,507)	(41,864,219)	-

Accumulated deficit, ending	$(45,832,083)	$(43,338,026)	$(45,832,083)	$(43,338,026)	$(45,832,083)

Other comprehensive income
Foreign exchange gain (loss) on translation	$(16,192)	$(46,452)	$20,720	$(292,627)	$250,228
Total comprehensive gain (loss)	$(553,182)	$462,610	$(2,755,856)	$(1,766,434)	$(45,581,855)

Total loss per share - basic and diluted	$(0.01)	$0.01	$(0.05)	$(0.04)	$-

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK - BASIC	54,003,827	39,604,559	53,942,009	36,711,212	-
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK - DILUTED	54,003,827	42,601,225	53,942,009	36,711,212	-

The accompanying notes are an integral part of these consolidated financial statements

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flow
(Unaudited) (Expressed in U.S. Dollars)
			Period from
			Inception of
	Nine Months Ended		Development Stage
	November 30,	November 30,	(March 1, 2004)
	2010	2009	to November 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,776,576)	$(1,473,807)	$(45,832,083)
Adjustments to reconcile net (loss) to net cash flows:
Write off of note receivable	-	-	57,500
Impairment of mineral property costs	-	-	13,645,000
Issuance of shares for consulting services	-	13,500	510,590
Issuance of shares for interest costs	-	82,500	82,500
Discount on convertible debenture	-	86,191	569,549
Deposit on equipment written off	25,300	-	25,300
Gain on disposal of assets	(15,130)	-	(15,130)
Gain on sale of assets	-	(1,500,000)	(4,389,954)
Gain on settlement of debt	-	(89,779)	(53,244)
Beneficial conversion feature	-	51,192	4,081,091
Stock-based compensation	615,754	873,678	10,758,312
Depreciation	38,689	56,339	293,707
Net change in operating assets and liabilities:
Prepaid expense	227,424	(461,214)	(166,857)
Accounts receivable	(127,278)	(48,337)	(20,431)
Customer deposits	-	-	(44,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	(1,182,375)	231	6,723,601
CASH USED IN OPERATING ACTIVITIES	(3,194,192)	(2,409,506)	(13,666,021)
INVESTING ACTIVITIES
Sale of equipment	-	29,437	33,316
Purchase of property and equipment	(14,226)	(23,258)	(602,473)
CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(14,226)	6,179	(569,157)
FINANCING ACTIVITIES
Proceeds from loans payable	28,500	33,750	288,067
Proceeds from notes payable	-	507,514	3,162,196
Proceeds from convertible debentures	-	1,573,510	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(51,599)	(58,524)	(258,801)
Repayment of notes payable	(44,674)	-	(586,620)
Repayment of convertible debentures	-	(1,300,000)	(2,051,047)
Stock subscriptions	-	1,816,000	291,258
Issuance of common stock	-	75,000	2,756,994
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(67,773)	2,647,250	14,286,924
Net change in cash	(3,276,191)	243,923	51,746
Effect of foreign currency translation on cash	47,916	17,234	75,306
Cash and cash equivalents, beginning	3,377,404	38,704	22,077
CASH AND CASH EQUIVALENTS, ENDING	$149,129	$299,861	$149,129
Supplemental cash flow information (note 15)
The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2010
(Unaudited) (Expressed in U.S. Dollars)

1.	Basis of presentation

Pan American Goldfields Ltd. (formerly Mexoro Minerals, Ltd and Sunburst Acquisitions IV, Inc.) ("Panam" or the “Company”) was incorporated in the state of Delaware on March 23, 2010 and on July 2, 2010 it changed its name to Pan American Goldfields Ltd. pursuant to an agreement and plan of merger between the Company and Mexoro Minerals Ltd. The Company was formed to seek out and acquire business opportunities. Between 1997 and 2003, the Company was engaged in two business acquisitions and one business opportunity, none of which generated a significant profit or created sustainable business. All were sold or discontinued. Currently, the main focus of the Company’s operations is in Mexico.

The Company had previously been pursuing various business opportunities and, effective March 1, 2004, the Company changed its operations to mineral exploration. On February 12, 2009, the Company entered into a joint venture through a definitive agreement for development of its Cieneguita project with Minera Rio Tinto, S.A. de C.V. (“MRT”), a private company duly incorporated pursuant to the laws of Mexico, which is controlled by the chairman of the Company. The purpose of the joint venture is to put the Cieneguita property into production. Pursuant to the agreement, MRT is to provide the necessary working capital to begin and maintain mining operations at Cieneguita, which are estimated to be $3,000,000. MRT plans to spend 100% of the money to earn 74% of the net cash flow from production (notes 5 and 6). The Company will receive 20% of the net cash flows from production. Accordingly, the Company is considered to be a development stage company.

On May 25, 2004, the Company completed a “Share Exchange Agreement” with Sierra Minerals and Mining, Inc. (“Sierra Minerals”), a Nevada corporation, which caused Sierra Minerals to become a wholly-owned subsidiary of the Company. Sierra Minerals held certain rights to properties in Mexico that the Company now owns or has an option to acquire. Through Sierra Minerals, the Company entered into a joint venture agreement with MRT. In August 2005, the Company cancelled the joint venture agreement in order to directly pursue mineral exploration opportunities through a wholly-owned Mexican subsidiary, Sunburst Mining de Mexico S.A. de C.V. (“Sunburst de Mexico”). On August 25, 2005, the Company, Sunburst de Mexico and MRT entered into agreements providing Sunburst de Mexico the right to explore and exploit certain properties in Mexico. In December 2005, the Company and Sunburst de Mexico entered into a new agreement with MRT (the “New Agreement”) (note 6). On January 20, 2006, Sierra Minerals was dissolved.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended February 28, 2010.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2010
(Unaudited) (Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Recent accounting pronouncements

(i)
In May 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

(ii)
In April 2010, the FASB issued ASU 2010-17, Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

(iii)
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this pronouncement did not impact the Company’s results of operations or financial condition.

(iv)
In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This amendment was effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition or related disclosures.

(v)
In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2010
(Unaudited) (Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a)	Recent accounting pronouncements (continued)

(vi)
In September 2009, the FASB issued ASC 105, formerly FASB Statement No. 168, the FASB Accounting Standards Codification (“ASC” or “Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”). The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance - authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP and it did not have a material impact on the Company’s financial statements.

(vii)
Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)” (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, “Fair Value Measurements and Disclosures - Overall”, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

(viii)
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
Nine Months Ended November 30, 2010
(Unaudited) (Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a)	Recent accounting pronouncements (continued)

(ix)
Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). The update did not result in any significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

(x)
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

(xi)
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
Nine Months Ended November 30, 2010
(Unaudited) (Expressed in U.S. Dollars)

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at November 30, 2010, the Company had a cumulative loss, during its development period, of $45,832,083 (February 28, 2010 - $43,055,507). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In July 2009, the Company signed a definitive agreement to sell its Guazapares project located in southwest Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5,300,000. The purchase price is to be paid in two stages. The first payment of $3,700,000 was released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1,600,000 is due if, within 36 months following execution of the letter of agreement (July 10, 2009), either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production.

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

4.	EQUIPMENT

	November 30, 2010			February 28, 2010
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value

Software	$23,946	$17,732	$6,214	$6,357
Machinery	288,229	106,410	181,819	198,850
Vehicles	93,163	70,874	22,289	22,998
Computers	28,939	27,611	1,328	3,557
Office equipment	16,892	6,777	10,115	11,125
	$451,169	$229,404	$221,765	$242,887

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2010
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

6.	MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the nine months ended November 30, 2010:

	Sahuayacan	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$66,438	$-	$-	$-	$66,438
Geological, geochemical, geophysics	145,145		5,362	1,265	151,772
Land use permits	10,263	7,331	1,638	-	19,232
Travel	2,407	8,100	6,074	-	16,581
Consulting	7,431	58,527	13,036	-	78,994
Equipment	997	3,474	2,132	-	6,603
General	8,086	20,779	9,726	-	38,591
	$240,767	$98,211	$37,968	$1,265	$378,211

The Company incurred exploration expenses as follows in the nine months ended November 30, 2009:

	Sahuayacan	Guazapares	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$152	$-	$78,369	$-	$-	$78,521
Geological, geochemical, geophysics	4,099	44,730	46,630		1,015	96,474
Land use permits	3,778	4,849	6,913	2,826	-	18,366
Automotive	-	446	-	-	-	446
Travel	7,160	217	14,382	-	-	21,759
Consulting	25,976	8,199	111,019	-	-	145,194
Equipment	2,426	-	2,893	-	-	5,319
General	11,461	20,141	22,917	152	-	54,671
	$55,052	$78,582	$283,123	$2,978	$1,015	$420,750
Since May 2004, the Company has held interests in gold exploration properties in Mexico.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2010
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

In February 2009, the Company entered into a development agreement with MRT, which was amended in December 2009. Pursuant to the terms of the development agreement, as amended, MRT agreed to invest up to $8,000,000 to put the first phase of the Cieneguita project into production and to complete a feasibility study. The first phase of production is limited to the mining of the mineralized material that is available from the surface to a depth of 15 meters (“First Phase Production”). In exchange, the Company assigned MRT an interest to 74% of the net cash flows from First Phase Production and MRT will earn a 54% ownership interest by spending up to $4,000,000 to take the Cieneguita project through the feasibility stage.

The material provisions of the property agreements are as follows:

Cieneguita

MRT assigned to Sunburst de Mexico, with the permission of the Cieneguita property’s owner, Corporativo Minero, S.A. de C.V. (“Corporativo Minero”), all of MRT’s rights and obligations acquired under a previous agreement (the Cieneguita option agreement), including the exclusive option to acquire the Cieneguita property for a price of $2,000,000. Prior to assigning the Cieneguita property to the Company, MRT had paid $350,000 to Corporativo Minero. As the Cieneguita property was not in production by May 6, 2006, Sunburst de Mexico was required to pay $120,000 to Corporativo Minero to extend the contract. Corporativo Minero agreed to reduce the obligation to $60,000, of which $10,000 was paid in April 2006 and the balance paid on May 6, 2006. The Company made this payment to Corporativo Minero and the contract was extended.

The Company has the obligation to pay a further $120,000 per year for the next 13 years and the balance of the payments in the 14th year, until the total amount of $2,000,000 is paid. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid, and the balance of $60,000 was paid on December 20, 2007. The Company paid $60,000 on May 12, 2008, of the $120,000 due on May 6, 2008, and the balance was paid in June 2008. The Company paid $30,000 each for a total of $120,000 on May 22, 2009, June 26, 2009, September 4, 2009 and November 20, 2009. In 2010 the Cieneguita project was put into production under the development agreement as described above and the payment terms were changed based on the following formula:

“If the Cieneguita property is put into production, the Company must pay the Cieneguita owners $20 per ounce of gold produced from the Cieneguita property to the total of $2,000,000 due. In the event that the price of gold is above $400 per ounce, the property payments payable to the Cieneguita owners from production will be increased by $0.10 for each dollar increment over $400 per ounce. The total payment of $2,000,000 does not change with fluctuations in the price of gold. Non-payment of any portion of the $2,000,000 total payment will constitute a default. In such case, the Cieneguita owners will retain ownership of the concessions, but the Company will not incur any additional default penalty.”

Based on production at Cieneguita, the Company paid $30,000 on May 11, 2010 and $8,621 each for a total of $25,862 on September 7, 2010, October 15, 2010 and November 5, 2010 to the Cieneguita owners. As of November 30, 2010, Corporativo Minero has been paid a total of $885,862 for the Cieneguita property. The Company is not in default on its payments for the Cieneguita property.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2010
(Unaudited) (Expressed in U.S. Dollars)

6.	MINERAL PROPERTIES (CONTINUED)

On February 12, 2009, the Company entered into a definitive agreement for development of the Cieneguita project with MRT. The definitive agreement covered project financing of up to $9,000,000. The major points of the agreement were as follows:

(i)
MRT and/or its investors will subscribe for $1,000,000 of a secured convertible debenture at 8% interest (payable in stock or cash). The debenture was convertible into units at $0.60 per unit. Each unit comprised two common shares and one warrant. Each warrant is exercisable at $0.50 per share for a period of three years. The placement will be used for continued exploration of the Company’s properties and general working capital.

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

To generate funding for the Company’s continued operations, the Company issued $1,500,000 of convertible debentures in March 2009, of which an aggregate of $880,000 was issued to Mario Ayub, a director of the Company, and to his affiliated entity, MRT. Pursuant to the terms of the convertible debentures, the holders irrevocably converted the debentures into a 10% ownership interest in the Cieneguita project and a 10% interest in the net cash flow from First Phase Production.

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

The Company amended the development agreement and its agreements with the debenture holders in December 2009. According to the amended development agreement, the ownership interest in the Cieneguita project and the net cash flows from the First Phase Production are held by the Company, MRT and Marje Minerals as follows:

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

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2010
(Unaudited) (Expressed in U.S. Dollars)

6.	MINERAL PROPERTIES (CONTINUED)

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

(c)	The share option agreement with MRT was cancelled;

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2010
(Unaudited) (Expressed in U.S. Dollars)

6.	MINERAL PROPERTIES (CONTINUED)

(d)	The share option agreement with MRT was cancelled;

(e)
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

(f)
The Company agreed to issue 2,000,000 shares of the Company’s common stock to MRT within four months of the date of signing of the New Agreement. These shares were issued to MRT and its assignee at the market value of $1.05 per share on February 23, 2006, and $2,100,000 was charged to operations for the year ended February 28, 2006. This issuance fulfilled the Company’s payment obligations under the previous property agreements;

(g)
The Company agreed to issue 1,000,000 additional shares of the Company’s common stock to MRT if and when the Cieneguita Property is put into production and reaches 85% of production capacity over a 90-day period, as defined in the New Agreement; and

(h)	The operator’s agreement with MRT was cancelled.

Sunburst de Mexico purchased two of the Encino Gordo concessions from MRT for a price of 1,000 pesos (approximately US$100), and MRT assigned to Sunburst de Mexico a first right of refusal to acquire three additional Encino Gordo concessions. The total payments to acquire 100% of these three additional concessions were as follows: $10,000 on June 30, 2006 (paid); $25,000 on December 31, 2006 (paid), $50,000 on December 31, 2007 ($20,000 of this payment was made on January 3, 2008 and the balance was paid on February 29, 2008) and $75,000 on December 31, 2008 (the payment was not made and the Company was in default). In August 2009, the Company decided to surrender the Encino Gordo 2 mining concession eliminating any future concession payments on these properties.

Sahuayacan

In May 2010, the Company management decided to drop the Sahuayacan properties due to lack of economic thicknesses and grades of gold mineralization encountered in the drilling program eliminating any future concession payments on these properties.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2010
(Unaudited) (Expressed in U.S. Dollars)

7.	PROMISSORY NOTES

As at November 30, 2010, the Company had $797,146 (February 28, 2010 - $775,975) of promissory notes outstanding, comprising the following:

(a)
During the year ended February 29, 2008, the Company converted accounts payable of $465,994 (Swiss Franc (“CHF”) 565,000) into promissory notes. The Company had an implied obligation to pay the accounts payable in CHF as the funds to pay the expense came from Swiss investors in CHF. Accordingly, the promissory notes were issued in CHF. The notes consist of one warrant for each CHF 5.00 of notes issued, exercisable at $1.00 each. The principal and interest on the notes became due and payable on April 30, 2008. The Company has not repaid the promissory notes as of November 30, 2010 and is in default. The principal and interest on the notes due and payable as of November 30 was $741,279. The interest rate payable during the default period is 12%.

(b)	$15,000 of the promissory notes accrues interest of 8% per year that has no repayment terms. The interest accrued as of November 30, 2010 is $2,482.

(c)
$10,324 of promissory notes is due to related parties that were to be repaid as part of debt settlement agreements over 12 months. These notes bear no interest (note 14). The Company has not made the monthly payments according to the settlement agreement and is in default.

(d)	$12,049 of promissory notes is due to an associate of a related party that bear no interest and have no repayment terms.

(e)	$16,012 of promissory notes bear no interest and have no repayment terms.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2010
(Unaudited) (Expressed in U.S. Dollars)

8.	CONVERTIBLE DEBENTURES

There were no convertible debentures issued, outstanding, repaid or converted for the nine months ended November 30, 2010.

On May 5, 2008, the Company signed a letter of intent (“LOI”) to enter into a strategic alliance with Paramount. The agreement called for Paramount to invest a minimum of $4,000,000 and maximum of $6,000,000 into the Company, fixed at a price of $0.50 per unit by June 23, 2008. The investment timeline was extended until July 21, 2008, and then to August 5, 2008. On August 6, 2008 Panam terminated the LOI with Paramount as Paramount did not meet the terms of the agreement.

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

•
On March 19, 2009, the Company entered into an agreement with Paramount restructuring its payment terms on the three outstanding secured convertible debentures held by Paramount. Under the terms of the agreement, the Company paid Paramount $1,000,000 to cancel two debentures held by them, one issued on May 9, 2008 for $500,000 and another issued on July 11, 2009 for $500,000.

The Company also amended a debenture issued to Paramount on June 18, 2009 in the face amount of $370,000. The amount of that debenture was increased to $521,047, which, among other things, includes interest accrued on all three debentures to March 31, 2009. The Company was obligated to make a payment on March 31, 2009 on this debenture in the amount of $393,547 and the balance of $127,500 was to be re-paid on April 30, 2009. This remaining amount of $127,500 was interest free as long as the debenture remained in good standing. On March 31, 2009, the Company paid $300,000 of the debenture issued to them on June 18, 2009. As per the agreement, the remaining amount of $221,047 accrued interest at 8% per year payable monthly, in arrears on the 10th day of each month. On July 8, 2009, the Company entered into a definitive agreement with Paramount to sell the Guazapares project. As part of the agreement, Paramount waived the interest charges due on the convertible debenture

As part of a restructuring fee, the Company issued to Paramount 150,000 shares of common stock. As part of the agreement, Paramount released its security interest on the Company’s Cieneguita properties. The Company also repaid the remaining amount of the amended debenture of $221,047 on October 8, 2009, from the escrow funds for the payment of Guazapares properties. The Company recognized a loss of $196,045 on the liquidation of the debentures with Paramount. Upon receipt of this payment from the Company, Paramount released its security interests in the Company’s assets, including its security interests in the Company’s Sahuayacan, Guazapares and Encino Gordo properties.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2010
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

During the quarter ended May 31, 2009, the Company issued 273,510 warrants to MRT under a convertible debenture agreement, where one warrant was issued for each $0.60 of convertible debentures issued (note 6). The warrants can be exercised at any time at a price of $0.50 for three years.

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

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2010
(Unaudited) (Expressed in U.S. Dollars)

9.	LOANS PAYABLE

As at November 30, 2010, there were loans payable in the amount of $22,312 (February 28, 2010 - $45,303), which are all current. The loans are repayable in monthly installments of $3,272 (February 28, 2010 - 5,716), including interest of 7.50% per annum.

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

In May 2010, the Company converted subscription proceeds of $50,000 and issued 250,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and one warrant each exercisable at $0.30, which expire in two years.

In December 2009, the Company converted subscription proceeds of $2,275,000 and issued 11,375,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and one warrant each exercisable at $0.30, which expire in two years.

In November 2009, the Company received subscription proceeds of $65,000 and issued 325,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of Company’s common stock and one warrant each exercisable at $0.30, which expire in two years.

In November 2009, MRT converted its $1,000,000 debentures into units of $0.60 each. Each unit comprises two common shares and one warrant. Each warrant is exercisable at $0.50 per share for a period of three years. The Company issued 3,333,333 shares and 1,666,667 warrants to MRT.

In October 2009, the Company received subscription proceeds of $20,000 and issued 100,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and one warrant each exercisable at $0.30, which expire in two years.

In September 2009, the Company received subscription proceeds of $40,000 and issued 200,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and one warrant each exercisable at $0.30, which expire in two years.

In July 2009, the Company received subscription proceeds of $100,000 and issued 500,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and one warrant each exercisable at $0.30, which expire in two years.

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
Nine Months Ended November 30, 2010
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

In the nine months ended November 30, 2010, the Company awarded nil options to purchase common shares (November 30, 2009 - 150,000) and recorded stock-based compensation expense of $413,754 (November 30, 2009 - $800,178) for the options vested during the nine month period. The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2009:

2009
Expected volatility	110.36%
Weighted-average volatility	110.36%
Expected dividend rate	-
Expected life of options in years	10
Risk-free rate	2.95%

There were no capitalized stock-based compensation costs at November 30, 2010 or November 30, 2009.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2010
(Unaudited) (Expressed in U.S. Dollars)

12.	STOCK COMPENSATION PROGRAM (CONTINUED)

The summary of option activity under the 2009 Option Plan as of November 30, 2010, and changes during the period then ended, is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options			Term

Balance at March 1, 2010	$0.51	6,560,000
Options granted	-	-
Options exercised	-	-
Options cancelled/forfeited	0.49	(325,000)

Balance at November 30, 2010	$0.51	6,235,000	7.08	$77,200

Exercisable at November 30, 2010	$0.55	5,210,833	6.92	$58,300

The weighted-average grant-date fair value of options granted during the nine months ended November 30, 2010 and November 30, 2009 was $nil and $0.33, respectively.

A summary of the status of the Company’s nonvested options as of November 30, 2010, and changes during the nine months ended November 30, 2010, is presented below:

		Weighted-average
		Grant-Date
Non-vested options	Shares	Fair Value

Non-vested at February 28, 2010	2,570,832	$0.29
Granted	-	-
Vested	(1,508,332)	0.28
Cancelled/forfeited	(38,333)	0.16

Non-vested at November 30, 2010	1,024,167	$0.28

As of November 30, 2010, there was an estimated $217,600 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007, 2008 and 2009 nonqualified stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 0.71 years.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2010
(Unaudited) (Expressed in U.S. Dollars)

13.	WARRANTS

As at November 30, 2010, the Company had a total of 27,280,900 (February 28, 2010 - 25,380,900) warrants outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 27,280,900 shares of common stock in the event that these warrants are exercised.

During the nine months ended November 30, 2010, the Company received $nil from warrants exercised.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, February 28, 2009	7,102,890	$1.03
Issued	22,887,500	0.38
Cancelled/expired	(4,609,490)	1.11
Exercised	-	-

Balance, February 28, 2010	25,380,900	$0.43
Issued	3,000,000	0.25
Cancelled/expired	(1,100,000)	037
Exercised	-	-

November 30, 2010	27,280,900	$0.41

As at November 30, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

3,000,000	$ 0.25	July 26, 2012
166,666	0.30	May 8, 2012
1,125,000	0.30	July 23, 2011 to November 5, 2011
11,375,000	0.30	December 30, 2011
300,000	0.36	July 23, 2011
200,000	0.40	March 24, 2012
600,000	0.50	August 15, 2012
1,454,167	0.50	December 31, 2010
5,000,000	0.50	December 24, 2012
1,666,667	0.50	November 5, 2012
200,000	0.65	June 30, 2012
1,793,400	0.75	April 2012 to August, 2013
200,000	1.30	June 30, 2012
200,000	$ 2.00	June 30, 2012
27,280,900

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2010
(Unaudited) (Expressed in U.S. Dollars)

14.	RELATED PARTY TRANSACTIONS

For the nine months ended November 30, 2010, the Company paid or accrued management fees of $302,639 (2009 - $179,080) to certain officers and directors. The Company also paid or accrued $44,500 (2009 - $14,223) to certain officers and directors for travel, office and other related expenses.

As at November 30, 2010, accounts payable of $366,718 (2009 - $340,578) was owing to officers and a director of the Company and $33,226 (2009 - $16,832) was owing to a company controlled by a director. In addition, promissory notes of $10,324 (2009 - $9,960) were owed to a company controlled by a director (note 7).

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended November 30, 2010	Nine Months Ended November 30, 2009	Period From Inception of Development Stage (March 1, 2004) to November 30, 2010

Interest paid	$-	$-	$280,053
Common stock issued on conversion of debt	-	872,500	4,193,000
Common stock issued on settlement of notes payable	-	1,250,000	3,133,322
Common stock issued for interest costs	-	82,500	82,500
Common stock issued for financing costs		145,000	145,000
Common stock issued for mineral property costs	-	-	580,000
Common stock issued for bonuses	-	280,000	512,750
Shares issued for services	$-	$13,500	$510,590

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

Overview

We are a development stage company and as of the date of this report we have generated only limited revenues from our Cieneguita project and have not yet generated or realized any revenue from our other two exploration projects. As of November 30, 2010, we had $149,129 in our bank account.

In October 2010, we appointed Miguel F. Di Nanno president, replacing George Young effective as of October 15, 2010. Mr. Young remains on our board of directors. Mr. Di Nanno has experience in mining and energy exploration and most recently served as president of Somuncurah S.R.L. and Aupa S.A., both exploration and development firms focused in Argentina. He has also previously served as the chief operating officer of the Grosso Group, an exploration and new mining business development firm and as the representative and country manager in Argentina for Palladon Ventures Ltd., a gold and silver exploration company. He has a degree in Mining Engineering - Ore Dressing from the National University of San Juan.

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

Our continued existence and plans for future growth depend on the receipt of funds from our partner MRT from the ongoing operations at the Cieneguita mine operations. Should there be an interruption in this cash flow it will be necessary to obtain additional capital  to operate either through the issuance of additional debt or equity.

For the nine months ended November 30, 2010, the joint venture with Minera Rio Tinto (“MRT”), as described further below, had generated net cash flows from the tuning and start-up operations of approximately $496,000 of which $99,000 is attributable to us under the joint venture agreement. The company has received guidance from MRT that we should expect net cash flow of approximately $140,000 per month beginning December rising to more than $200,000 per month by May 2011. Operations are currently at pit #3 where metals contained in the material recovered so far have averaged approximately 1.2 grams per ton Au, 90 grams per to Ag, 0.04% Cu, 0.35% Pb and 0.65% Zn. MRT however initially experienced difficulty in reducing a portion of the mined material to a particle size that would allow for optimum recovery of contained gold, silver and base metals. To achieve the desired grinding - comminution capacity, MRT has recently installed a ball mill which is rated at 750 tons per day and pulverizes the larger material as it is produced. Assuming the relatively soft material, at Cieneguita the ball mill is expected to process approximately 600 tons per day to approximately -70 mesh. To match the flotation capacity with the increased grinding/ball mill capacity, an additional bank of 10 Agitair cells at 48 cubic foot have been added to the previously installed bank of 10 WEMCO flotation cells (two at 100 cubic foot capacity; eight at 50 cubic foot capacity). Both the mill and flotation cells are currently undergoing commissioning and we are confident that the move from a construction and start-up phase to operations is largely complete. Once commissioning is complete we expect the overall production capacity to rise to approximately 700 tons per day on a sustained basis, and that recently improved metal recoveries, which have increased significantly due to the grinding circuit improvements and changes in reagent, will also be maintained. Despite the improvements there remains significant risk to us for this type of extracting of mineralized material because we will not have established reserves at Cieneguita until an independent feasibility study is complete. Consequently, neither can we provide any assurance that the feasibility study will be successful nor can we know if the extraction and processing of mineralized material from the Cieneguita property will result in any cash flows for us. As part of the $8 million joint venture agreement, MRT will fund the development of the Cieneguita mill and operations and a bankable feasibility study. Now that the construction and start-up phase is complete, we anticipate that infill drilling, as part of the bankable feasibility study and exploration drilling to test a potential southern extension of the Cieneguita gold-silver mineralization will begin immediately.

Although this phase of the Cieneguita’s development is funded by our partner MRT, for the 12-month period from December 2010 through January 2012, we need to raise additional capital to pursue our business plan of acquiring, exploring and developing additional high impact mineral properties and to provide a buffer for the possibility that the expected net cash flow currently generated by MRT is interrupted. During this period, we will need to receive from production at the Cieneguita operations a minimum of $1,250,000 for general and administrative costs. As continuous operations have only recently begun we cannot ascertain how reliable this income will be. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as described below.

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

In October 2010, we appointed Miguel F. Di Nanno president, replacing George Young effective as of October 15, 2010. Mr. Young remains on our board of directors. Mr. Di Nanno has experience in mining and energy exploration and most recently served as president of Somuncurah S.R.L. and Aupa S.A., both exploration and development firms focused in Argentina. He has also previously served as the chief operating officer of the Grosso Group, an exploration and new mining business development firm and as the representative and country manager in Argentina for Palladon Ventures Ltd., a gold and silver exploration company. He has a degree in Mining Engineering - Ore Dressing from the National University of San Juan.

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

In September 2009, we entered into private placement subscription agreements, as thereafter amended, with certain U.S. accredited investors and certain non-U.S. investors for the private placement of 12,500,000 unregistered shares of the common stock with 100% warrant coverage at a purchase price of $0.20 per unit. The warrants have an exercise price of $0.30 per share, a two-year term and will not be exercisable until 12 months after their date of issuance. As a result of the sale of all the unregistered shares, we received aggregate gross proceeds, prior to any expenses, of $2,500,000 from the private placement.

In August 2009, we dropped one of our properties in the Encino Gordo concessions, Encino Gordo 2. Management determined that the property payments due to the concession holder were too expensive and we decided to not make the required option payment. There is currently no plan to renegotiate the payments for this property.

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

In September 2009, we hired George Young as our chief operating officer, Salil Dhaumya as our chief financial officer and Manuel Flores as our operations manager. In November 2009, Mr. Young was appointed president upon the resignation of Francisco “Barry” Quiroz. In October 2010, we appointed Miguel F. Di Nanno as President of the Company replacing Mr. Young. Other than these employees and our geologists, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors we minimize our exposure to Mexican employment law and all liabilities are undertaken by the third party contractors providing the services. We pay a flat rate to the third parties for their services.

In February 2009 we entered into a development agreement with MRT to provide us with immediate funding to initiate production at our Cieneguita property, to complete a feasibility study and to continue the exploration of its properties. The development agreement was amended in December 2009 and calls for project funding of up to $8 million to be spent on First Phase Production and to complete a feasibility study. To date MRT has contributed $1 million in working capital and has spent additional funds on initiating production on the Cieneguita project through the building of a floatation circuit mill.

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

Exploration Projects - Current Status

To date the Sierra Madre gold exploration program has been focused on advancing current exploration projects to the next exploration stage. During most of 2008 and 2009, exploration activities were concentrated on four projects: Sahuayacan, Encino Gordo, Guazapares and Cieneguita. However, exploration activities during the nine months ended November 30, 2010 were focused on the Cieneguita project. We dropped the Sahuayacan project due to lack of economic thicknesses and grades of gold mineralization encountered in the drilling program eliminating any future concession payments on these properties. As well, we sold our Guazapares concessions to Paramount in the fiscal year ended February 28, 2010. To date most of the data gathered during our field campaigns and drilling programs is completely compiled and is being evaluated. The next exploration stages for the Cieneguita and Encino Gordo projects are in the planning process.

Over the next 12 months, we intend to explore our two projects to determine whether there are economically attractive concentrations of gold and gold-silver mineralization. We intend to hire additional employees but do not plan to make any purchase of equipment over the next 12 months. At this time, though, the exploration program is only planned for the next 12 months, which we will undertake when the necessary capital has been raised to complete these programs. We do not have any sources of capital identified at this time and no assurance can be given that we will be able to complete the proposed exploration program.

The figure below shows the location of our current two projects.

This figure illustrates the location of our projects

To date most of the data gathered during our field campaigns and drilling programs is completely compiled and is being evaluated.

Cieneguita

During the nine months ended November 30, 2010, we concentrated our exploration activities only on the Cieneguita project, where a drilling program was completed in December 2008.

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

Cieneguita Deposit In Situ Resource Within Optimized Pit Shell @ 0.8 g/t AuEq Cut-Off

Classification	Tonnes	Au g/t	Ag g/t	Cu %	Pb %	Zn %	AuEq g/t	Au oz	Ag oz	AuEq oz
Measured	3,128,000	0.71	61.8	0.03	0.24	0.29	1.86	71,400	6,215,000	186,600
Indicated	16,959,000	0.74	50.0	0.03	0.21	0.25	1.69	403,500	27,262,000	920,900
Meas & Ind	20,087,000	0.74	51.8	0.03	0.21	0.26	1.71	474,900	33,477,000	1,107,500
Inferred	453,000	0.99	34.2	0.02	0.13	0.17	1.63	14,400	498,000	23,800

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

Current Operations

Previously reported water supply problems have been largely remedied with the installation of a 5 km line to a second water source. Metal recoveries have been dramatically improved by the addition of a ball mill to further pulverize the mined material, just as changes in reagents used improved the recovery of the free gold particles or gold-bearing minerals in the flotation process. During the period from March 2010 to and including November 2010, $3,098,142 worth of concentrate was sold. The cost of mining and processing was $1,765,916, while other operating expenses, including during the nine months of mill start-up and construction, totaled a further $780,552. Property royalties totaled $55,862 leaving a net operating cash flow for the joint venture of $495,812. Costs continue to decline significantly as efficiencies of scale take effect and operational improvements are made.

According to estimates provided by MRT for the month of December 2010, 340 ounces of gold and 21,797 ounces of silver are expected to be produced and sold, generating a gross revenue under the concentrate sales contract of $1,156,016. The cost of concentrates sold is expected to be approximately $301,000 and operating expenses $123,000 producing a net operating cash flow for the joint venture of $732,000 for December. Sales in January are forecast to be a similar amount, with a ramp up of increased production projected to occur during February through April, increasing to level of approximately 610 ounces of gold and 38,000 ounces of silver per month by May, 2010. It is also projected that costs per ounce produced will decrease with the increase in production.

Because of the favourable mapping, sampling and drilling results in Cieneguita, we initiated a brownfield exploration program aimed at locating additional mineralization within our properties. The exploration process around the main mineralization zone at Cieneguita has identified two areas of porphyry style mineralization 500 meters to south of the current known mineralization. These two areas known as Piedras Blancas and Piedra Amarilla are exhibiting the same size, characteristics, and intensity of alteration-mineralization on surface as encountered at Cieneguita. No assurance, though, may be given that any positive exploration results will come from these similarities.

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
Andesite Tuffaceous
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

Proposed 2010/2011 Program: Exploration Projects - Potential and Next Exploration Stage

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

New Properties-Target Generation and Growth Strategy

A fundamental component of our business strategy is to advance all of our properties to the drilling stage and implement a strong generative and property acquisition program through a well-established and consistent financial and funding process.

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

RESULTS OF OPERATIONS

Three and nine months ended November 30, 2010 compared to the three months and nine months ended November 30, 2009.

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

The Company earned its 20% proportionate revenue of $623,000 (2009 - $525,000) from the joint venture with MRT from the gold production during the nine months ended November 30, 2010. Other than the revenue from the joint venture with MRT, we did not have commercial production of any of our properties in the nine months ended November 30, 2010. We cannot provide any assurances that we will continue to earn revenues of any significance from the joint venture with MRT, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Costs

We incurred operating costs of $68,000 (2009 - $76,000) and $165,000 (2009 - $134,000) during the three and nine months ended November 30, 2010 as a portion of the operating costs of production at Cieneguita in the joint venture with MRT.

Expenses

Our operating loss decreased to $526,000 and $2,683,000 for the three and nine months ended November 30, 2010 compared to $1,103,000 and $2,713,000 for the three and nine months ended November 30, 2009, respectively. The general and administrative expenses decreases due to lower legal expenses in the current nine month period offset by higher acquisition costs of Cieneguita property.

General and administrative expenses decreased to $577,000 and $1,858,000 in the three and nine months ended November 30, 2010 compared to $870,000 and $2,279,000 in the three and nine months ended November 30, 2009, respectively. The decrease during the current three and nine month periods is attributable to lower legal fee, consulting fees and stock-based compensation offset by higher management fees. The non-cash stock-based compensation expense amounted to $407,000 and $616,000 in 2010, compared to $546,000 and $874,000 in 2009, for the three and nine months, respectively. The amount for the nine-month period in 2010 had $414,000 of stock-based compensation expense relating to options granted to officers, directors and consultants and $202,000 of stock-based compensation relating to warrants. The amount for the corresponding period in 2009 relates to stock options granted to management and key personnel and compensation relating to warrants for $800,000 and $74,000, respectively.

Accounting and legal fees decreased to $147,000 in the nine months ended November 30, 2010 compared to $338,000 in the nine months ended November 30, 2009. The decrease was primarily attributable to lower legal costs. The Company incurred higher legal fees in 2009 relating to issuance, payment and restructuring of convertible debentures and preparing the registration statement for the new financing.

Mineral exploration in the three months ended November 30, 2010 decreased considerably to $16,900 compared to $97,000 for the three months ended November 30, 2009 and decreased slightly for the nine months ended November 30, 2010 to $378,000 compared to $421,000 for the nine months ended November 30, 2009, as the Company completed a preliminary exploration program on the Sahuayacan property.

Loss

Our net loss increased to $2,777,000 for the nine months ended November 30, 2010 compared to $1,474,000 for the nine months ended November 30, 2009. The lower

This change in net loss was attributable to absence of gain on sale of assets of $1,500,000 recognized in 2009 relating to the sale of 10% interest in Cieneguita property by converting debt.

We anticipate that we will continue to incur a loss until such time as we can achieve significant revenues from the sale of gold recovered from our Mexican mineral properties, if ever. There is no assurance that we will achieve any significant revenues from the sale of gold.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage.

As of November 30, 2010, we had total assets of $878,000, total liabilities of $2,542,000 and a deficit of $45,832,000 accumulated during the development stage.

Cash and Working Capital

We had cash and cash equivalents of $149,000 as of November 30, 2010, compared to cash of $3,377,000 at February 28, 2010 and $300,000 at November 30, 2009. We had working capital deficiency of $1,887,000 as of November 30, 2010, compared to a working capital of $232,000 as of February 28, 2010 and working capital deficiency of $2,510,000 as of November 30, 2009.

During the nine months ended November 30, 2010, we did not increase the activities for our exploration program considerably but have continued to incur corporate administrative expenses, for which, we were unable to raise sufficient funds to pay many of our suppliers. Our accounts payable and accrued liabilities decreased from $2,773,000 as of February 28, 2010 to $1,723,000 in the nine months ended November 30, 2010, most of which are being carried forward from fiscal 2010. Of the $1,723,000 accounts payable and accrued liabilities as of November 30, 2010, $714,000 is related to exploration expenses.

We will require additional financing during the current fiscal year according to our planned exploration activities. We are in the process of determining our plan to carry out exploration and administration activities on our Mexican mineral properties in the current fiscal year. We also anticipate spending approximately $1,250,000 during the next 12 months on general and administrative costs. At this time we do not have the necessary capital to initiate the exploration program and to cover general and administrative costs.

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

Cash Used in Operating Activities

Cash used in operating activities increased to $3,194,000 for the nine months ended November 30, 2010 compared to $2,410,000 for the nine months ended November 30, 2009. The cash used in operating activities was primarily for acquisition of interest in Cieneguita property, exploration costs, general and administrative expenses and payment of outstanding payables.

Cash Used in Investing Activities

The Company used cash of $14,000 for purchase of equipment for the nine months ended November 30, 2010 compared to cash provided of $6,000 for purchase and sale of equipment for the nine months ended November 30, 2009. The $14,000 was spent on purchase of a vehicle to replace an older vehicle. There are no additional capital expenditures for the current fiscal year anticipated at this time.

Financing Activities

Cash used in financing activities amounted to $68,000 for the nine months ended November 30, 2010 compared to cash provided by financing activities of $2,647,000 for the nine months ended November 30, 2009. The cash used by financing activities was for repayment of loans and notes payable.

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

We have a history of operating losses and will need to raise additional capital to fund its planned operations. As at November 30, 2010, we had working capital deficiency of $1,887,000 (November 30, 2009- working capital deficiency of $2,510,000) and an accumulated deficit during the exploration stage of $45,832,000 (November 30, 2009 - $43,338,000). These conditions raise substantial doubt about our ability to continue as a going concern.

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

Pan American Goldfields Ltd.

/S/ Miguel F. Di Nanno
Name:  Miguel F. Di Nanno
Title: President
Date: January 14, 2011

/S/ Salil Dhaumya
Name:  Salil Dhaumya
Title: Chief Financial Officer
Date: January 14, 2011