Form 10-Q/A
period 2010-11-30
PAN AMERICAN GOLDFIELDS LTD
filed 2011-01-14
CIK 1046672

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

EXPLANATORY NOTE

Pan American Goldfields Ltd. Is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its Quarterly Report on Form 10-Q/A for the fiscal period ended November 30, 2010, which was filed with the Securities and Exchange Commission on January 14, 2010 (the "Original Filing"), to file Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2 - Certifications.

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