Form 10-K
period 2011-02-28
PAN AMERICAN GOLDFIELDS LTD
filed 2011-06-13
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

o TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number: 000-23561

___________________________

PAN AMERICAN GOLDFIELDS LTD.

(Exact name of registrant as specified in its charter)

Delaware	84-1431797
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

595 Howe Street, Unit 906 Vancouver, BC	V6C 2T5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (604) 681-1163

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No☑

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

Large accelerated filer ☐

Accelerated filer☐

Non-accelerated filer ☐(Do not check if a smaller reporting company) Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of Common Stock on the OTC Bulletin Board system on August 31, 2010 of $0.26 was approximately $14,040,995.

As of June 13, 2011, the Registrant had 61,118,826 shares of Common Stock issued and outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

We are a development stage company focused on mineral exploration and development activities in Mexico and Argentina. Through our wholly owned Mexican subsidiary, Sunburst Mining de Mexico, S.A. de C.V., (“Sunburst”), we are currently engaged in the exploration and development of two gold and silver projects, each made up of several mining concessions, located in the Sierra Madre region of the State of Chihuahua, Mexico, one, the Cieneguita Project, from which gold and silver is currently being produced and sold by our joint venture partner Minera Rio Tinto. We are also engaged in the exploration and development of a gold project located in (Argentina), named the Cerro Delta Project. The term “mining concession” refers to an area of land for which the owner of the concession has the right to explore for and develop mineral deposits. The rights to and ownership of the minerals in the concessions located in Mexico were granted, in our case, originally by the Mexican Government to the former concession owner(s) and then to us from those owners. In Canada and the United States, the term is commonly referred to as “mineral rights” or “mining claims.” Our projects located in Mexico are referred to as the Cieneguita project and the Encino Gordo Project. We previously owned another project in Mexico known as the Guazapares Project, which we agreed to sell pursuant to the terms of a definitive agreement, dated July 10, 2009, to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”), for a total consideration of up to $5.3 million.

As of the date of this report, we have engaged in the search for and extraction of mineral deposits and have engaged in the exploitation of our Cieneguita Project where small scale milling operations and the production of gravity and flotation pre-concentrates is underway. As of the fiscal year end, start-up operations had progressed as planned, and all essential systems and construction for initial plant facilities for crushing, gravity and flotation circuits were complete. Operations had also commenced for one 12-hour shift per day with a limited processing rate.

Recent Developments

On May 3, 2011, we appointed Dr. Alexander Becker as advisor to our board of directors, who has a Ph.D. in Structural Geology, and an extensive, history as an exploration geologist. He was a director of Perseus Mining Limited when it was formed in 2002 and identified and acquired the original assets of Perseus spin-out Manas Resources. He was also Vice President Exploration, Asia, for Apex Silver Mines, which went on to accumulate one of the largest, privately controlled portfolios of silver exploration properties in the world at that time. He is also credited with identifying the gold potential of a known antimony occurrence called the Chaarat, where a 4.4 million ounce gold resource was subsequently outlined. Dr. Becker has advised a variety of companies including Santa Fe Gold prior to its acquisition by Newmont and BarrickGold (Asia). He was a senior scientific researcher at Ben Gurion University and won the Peres Award for tectonic research. Dr. Becker has authored numerous papers in international scientific journals including Geological Society of America, Tectonophysics, Structural Geology, and International Geology Review.

In March 2011, we appointed Bruno Le Barber as a member of the board of directors. Mr. Le Barber has extensive financial expertise and is a co-founder of Vortex Capital (“Vortex”), a Hong Kong based gold fund. Previously he was a Vice President at Morgan Stanley in London where he advised trading desks and a large investor base while publishing macro-economic studies. Mr. Le Barber was also a global technical strategist with ABN Amro in Paris. He manages Vortex together with Emilio Alvarez, former Executive Director, Equity Research with Morgan Stanley in London.

In February 2011, we entered into an agreement with Compañia Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectares Cerro Delta Project in northwest La Rioja Province, Argentina. Under the terms of the agreement, we are required to pay $150,000 upon signing (paid) the agreement, $200,000 on the first anniversary, $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta project payable on the sixth anniversary of the signing. The vendor will retain a 1% NSR.

In conjunction with the acquisition of the Cerro Delta project, we completed a private placement of 6,560,000 units at $0.20 per unit, for total proceeds of $1,312,000. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. Each warrant is exercisable for one share of common stock at an exercise price of $0.30 per share for a period of two years from the closing date.

In October 2010, we appointed Miguel F. Di Nanno as President and Chief Operating Officer, replacing George Young effective as of October 15, 2010. Mr. Young remains on our board of directors. Mr. Di Nanno is an Argentina-based mining engineer with extensive mining experience in Argentina. He was the Country Manager in Argentina for Phelps Dodge Corporation developing the Arroyo Cascada Gold deposit, an early stage gold exploration project in Chubut Province he was also Commercial Development Manager, Argentina for the Queensland Government and the COO in Argentina for the Grosso Group. In the areas of acquisition, development and exploration, his clients included MIM Exploration, developing a comprehensive regional geological study of northern Patagonia in Argentina; COMINCO, cooperating on a metallogenic Patagonia zone data base; Viceroy Resources, working on the acquisition of gold exploration projects in  such as Cerro Choique, a disseminated gold deposit and others; Cyprus Minerals; Mauricio Hochschild, collaborating on issues related to permitting of the San Jose project; Bema Gold;, and Northern Orion, acquisition of polimetallic projects in Chubut Province. Mr. Di Nanno is credited with discovering the 3.2 million oz gold Aeropuerto deposit in Chubut Province when he was the Zone Manager for Canyon Resources. The Aeropuerto deposit was later renamed Esquel. He has a degree in Mining Engineering – Ore Dressing from the National University of San Juan - Argentina.

In July 2010, we appointed Neil Maedel, Randy Buchamer and Gary Parkison to our board of directors. Mr. Maedel is an investment banker specializing in international resource projects; Mr. Buchamer has extensive experience in business administration and finance; and Mr. Parkison is qualified geologist and project manager with expertise in exploration and development of minerals and metals projects.  He is credited with the Terrazas discovery – now one of Mexico’s largest silver-zinc deposits, and he identified and outlined the San Javier the largest iron oxide copper gold deposit found to date in Mexico.  All of the newly appointed directors have technical and financial industry experience base that will assist us with operations and our planned listing on either the Toronto Stock Exchange or the TSX Venture Exchange, consistent with our status as a producing resource company.

In July 2010, we reincorporated from the State of Colorado to the State of Delaware. The reincorporation was effected pursuant to an agreement and plan of merger (the “Merger Agreement”), by and between us and Pan American Goldfields Ltd, a Colorado corporation (formerly Mexoro Minerals Ltd.), with Pan American Goldfields Ltd. (“Pan American”) being the surviving corporation. Accordingly, the rights of our shareholders are now governed by Delaware General Corporation Law and the certificate of incorporation and bylaws of Pan American filed with the State of Delaware.

In May 2010, management decided to drop the Sahuayacan project when results from a drilling program indicated that the main auriferous zone at the project did not contain economic concentrations of gold. By dropping this exploration project we eliminate any future concession payments on this project.

In May 2010, Mr. Francisco “Barry” Quiroz and Mr. John Clair resigned from our board of directors. Neither director resigned as a result of a disagreement with us on any matter relating to our operations, policies or practices.

Market Overview

Chihuahua, Mexico: The Sierra Madre gold belt in the Chihuahua region of Mexico is currently attracting significant mineral exploration, development and mining activities. Propelled by advances in mining technology and a resurgence of the global gold markets, a number of intermediate and major companies have returned to or commenced mining activities in this region.

Argentina (Maricunga Belt):  In response to higher prices and improved methods of precious and base metals extraction a major gold trend called the Maricunga belt has emerged. The belt is approximately 20 miles wide and 120 miles long and over 90 million ounces gold equivalent has been discovered so far. The two largest discoveries to date are the Cerro Casale (28.8 million ounces gold equivalent) and Caspiche (44 million ounce gold equivalent). The Cerro Delta Project is located in the East portion of the Maricunga Belt, in Argentina. It contains a significant gold zone and is on structure and approximately 12 miles to the east of the Cerro Casale, which is in Chile.

Key Projects in the Maricunga Belt
Resource: 2.6 million oz. gold
Annual production: 226,000 oz. gold
Resource: 5.9 million oz. gold
Annual planned production: 350,000 oz. gold
Resource: 8.8 million oz. gold
Annual production: 223,000 oz. gold
Measured and Indicated: 21.3 million oz. gold, 5.3 billion lbs copper,
Inferred: 5.1 million oz. gold, 1.4 billion lb. copper, 11.3 million oz. silver
Total : 44.9 M oz. gold equiv.
Resource: 28.8 million oz. gold, 7.8 billion lbs copper
LOM production 16.8 million ounces gold and 4.8 billion pounds copper
Surface sampling established a gold zone covering more than 1.5 square kilometres. Permits in place. Drilling planned- fall 2011.
M & I resource of 1,350 metric tons at 0.33% copper. Construction stage.
M & I resource of 558 million metric tons at 0.55% copper and 0.5 g/t gold
La Coipa Mine (Kinross)
100 km
60 mi
CHILE
Lobo-Marte (Kinross)
Maricunga Mine (Kinross)
Copiapo
ARGENTINA
Caspiche
Cerro Casale
(Barrick-Kinross)
Cerro Delta
(Pan American)
Caserones
(Nippon-Mitsui)
Vallenar
El Morro (Goldcorp-New Gold)
Pascua Lama
Mine (Barrick)
Veladero Mine (Barrick)

Our Strategy

Since taking effective management and board control of the company in 2010, Pan American has attracted an exceptional team of established explorationists and mine developers. Our strategy is to leverage this considerable capability, by searching, finding, acquiring and developing major exploration assets in Mexico and South America. The development of the Cieneguita gold and silver discovery is our most advanced stage project. Using the considerable skill set we have available, our plan is, as economically as possible, to eliminate or if of sufficient merit, acquire and develop additional precious metals exploration and development projects. The priority is to indentify projects with significant potential coupled with cost efficiency; that is where we can advance dramatically or eliminate an exploration project at minimal cost. The initial drilling at the Cerro Delta, for example is expected to cost approximately $700,000.

In Mexico, we have mineral concession rights for two Projects, Cieneguita and Encino Gordo. In Argentina we have one project called the Cerro Delta Project.  Each of our three projects are located near pre-existing or starting operations of large mining corporations and are likely to have available mining and transportation infrastructures. The presence of the existing mining companies already operating in the area or new mining companies commencing operations creates the prospects for us to either enter into development agreements or for such companies to acquire the projects from us outright. Our initial development project, Cieneguita is smaller than the exploration opportunities we are pursuing, and is much smaller than the mineral deposits already discovered and developed by the various members of our team, however, because of what we view of its relative low risk compared to its potential value to the company, a feasibility study is being initiated for developing Cieneguita.

Our goal is to establish a pipeline of two new drill-stage or near-to-drill stage projects per year. Our proposed exploration and development program consists of three main components:

  Create a pipeline of quality properties providing a steady stream of new prospects and/or projects to explore, contract-out and/or enter into development agreements with other mining companies in South America and Mexico.

  Identify and acquire at low cost early to mid-stage properties in selected locations along the main gold-silver belts in the Americas.

  Focus on medium-sized gold and/or silver deposits (minimum deposits containing 2,000,000 ounces gold-equivalent).

The proposed exploration and development program is being undertaken by our exploration and development team using in-house knowledge along with the support and guidance of consultants with expertise in these regions. We believe our existing management team and key advisors have the necessary exploration and mining expertise to locate, evaluate and bring mining properties to production.

For our most recent project, we entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectares Cerro Delta project in northwest La Rioja Province, Argentina. This project is drill ready and we believe it is a high impact exploration project which contains a large anomalous gold zone and other similarities to other deposits in the area. We anticipate working aggressively on this this property in concurrence with our work in Mexico. See Cerro Delta below.

Cieneguita project

Summary

Our Cieneguita Project is located in the Baja Tarahumara in Cieneguita Lluvia De Oro, an area of canyons in the Municipality of Urique, in southwest Chihuahua, Mexico. The Cieneguita project is currently owned by Corporativo Minero. The concessions on the Cieneguita project cover a total area of 822 hectares (approximately 2,031 acres). A new gold discovery was made by our wholly owned subsidiary Sunburst de Mexico in early 2008. The initial metallurgical testing on the mineralized material at the Cieneguita project shows a recovery, on average, of 90% to 92% of the gold and 85% to 90% of the silver using a flotation process. The discovery consists of a drill indicated and inferred resource of 20 million tonnes averaging 0.7 grams per ton gold and 51.8 grams per ton silver. As a feasibility study has not been completed nor is there any assurance that one can be successfully completed, there are no known reserves on the Cieneguita project.

MRT assigned to Sunburst de Mexico, with the permission of Corporativo Minero, all of its rights and obligations to the Cieneguita project, including the exclusive option to acquire the Cieneguita property for $2million. We are required to make yearly payments on May 6th of each year in the amount of $120,000 until the outstanding balance owed on the $2 million is paid in full to keep the option in good standing. To date, we have paid $980,000 to Corporativo Minero. Once the full $2 million payment has been made, we will own the Cieneguita property. In the alternative, when the Cieneguita property was put into production, Corporativo Minero must be paid $20 per ounce of gold produced from the Cieneguita project up to the total $2 million due. In the event that the price of gold is above $400 per ounce, the payments payable from production will be increased by $0.10 for each dollar increment the spot price of gold trades over $400 per ounce. The total payment of $2 million does not change with fluctuations in the price of gold. Non-payment of any portion of the $2 million total payment will constitute a default, in which case we will lose our rights to the Cieneguita property and the associated concessions, but we will not incur any additional default penalty. Once we pay $2 million there is no further obligation to Corporativo Minero. Corporativo Minero has the obligation to pay, from the funds they receive from us, any royalties that may be outstanding on the properties from prior periods. Corporativo Minero has informed us that there were royalties of up to 7% net smelter return (“NSR”) owned by various former owners of the Cieneguita property. They have informed us that the corporations holding those royalties have been dissolved and that there is no further legal requirement to make these royalty payments. We can make no assurance that these former owners will not contend that we are ultimately responsible to pay all or some of the 7% NSR to these former royalty holders if the Project was ever put into production and Corporativo Minero did not make the payments to the royalty holders. MRT no longer has any ownership interest or payment obligations with respect to the Cieneguita property. There is no affiliation between Corporativo Minero and Pan American or its officers, directors or affiliates.

In February 2009, we entered into a development agreement with MRT, which we amended in December 2009. Pursuant to the terms of the development agreement, as amended, MRT has agreed to invest up to $8,000,000to initiate the first phase of production and to complete a feasibility study on the Cieneguita project. The first phase of production is limited to the mining of the mineralized material that is available from the surface to a depth of 15 meters (“First Phase Production”). In exchange, we assigned MRT a 74% interest of the net cash flows from First Phase Production and a 54% ownership interest in the Cieneguita project. By Pan American estimates there is approximately 134,000 tonnes with an average grade of approximately 3 grams per tonne that are left under the agreement that MRT is likely to mine due to the geometry and grade of the mineralized body.

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

Any additional costs for the First Phase Production and the feasibility study for the Cieneguita project, after MRT invests $8million, will be shared by us, MRT and Marje Minerals on a pro-rata basis based on their respective ownership percentages in the Cieneguita project.

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

•

MRT committed to spend up to $4 million to take the Cieneguita project through the feasibility stage. In doing so, we would assign MRT a 54% interest in our rights to the Cieneguita project. After the expenditure of the $4 million, all costs will be shared on a pro-rata ownership basis (i.e. 54% to MRT, 40% to us and 6% to Marje Minerals). If any party cannot pay its portion of the costs after the $4 million has been spent, then their ownership position in the Cieneguita project will be reduced by 1% for every $100,000 invested by the other owners. Our ownership interest in the Cieneguita project, however, cannot be reduced below 25%. In addition, we have the right to cover Marje Minerals’ pro rata portion of costs if they cannot pay their portion of the costs. In return, we will receive 1% of Marje Minerals’ ownership position in the Cieneguita project for every $100,000 we invest on their behalf.

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

Property Location

Cieneguita is located in the Baja Tarahumara in Cieneguita Lluvia De Oro, an area of canyons in the Municipality of Urique, in southwest Chihuahua State, Mexico. The property is located within one half mile of the small village of Cieneguita Lluvia de Oro. Access to the property is by an all-weather dirt road. There is available electrical power for the property provided by the Mexican public utility. We also have four diesel generators at the production site as back up and supplemental electrical power.

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

(1)

The Cieneguita concessions are all under an option to purchase for $2,000,000 of which $980,000 has been paid to date. We are required to make yearly payments on May 6th of each year in the amount of $120,000 until the outstanding balance owed on the $2 million is paid in full. Once the full $2 million payment has been made, we will own the Cieneguita property. In the alternative, if the Cieneguita property is put into production, of which there is no guarantee, we must pay Corporativo Minero $20 per ounce of gold produced, if any, from the Cieneguita project up to the total $2 million due. In the event that the price of gold is above $400 per ounce, the payments payable from production will be increased by $0.10 for each dollar increment the spot price of gold trades over $400 per ounce. The total payment of $2 million does not change with fluctuations in the price of gold. Non-payment of any portion of the $2 million total payment will constitute a default, in which case we will lose our rights to the Cieneguita property and the associated concessions, but we will not incur any additional default penalty. Once we pay $2 million there is no further obligation to Corporativo Minero. Corporativo Minero has the obligation to pay, from the funds they receive from us, any royalties that may be outstanding on the properties from prior periods. Corporativo Minero has informed us that there were royalties of up to 7% NSR owned by various former owners of the Cieneguita property. They have informed us that the corporations holding those royalties have been dissolved and that there is no further legal requirement to make these royalty payments. We can make no assurance that these former owners will not contend that we are ultimately responsible to pay all or some of the 7% NSR to these former royalty holders if the Project was ever put into production and Corporativo Minero did not make the payments to the royalty holders. MRT no longer has any ownership interest or payment obligations with respect to the Cieneguita property. There is no affiliation between Corporativo Minero and Pan American or its officers, directors or affiliates.

History

The Cieneguita mines were in limited production in the 1990s. Over a four-year period, the Cieneguita Gold Mine was operated by Mineral Glamis La Cieneguita S. De R.L. De C.V. (“Glamis”), a subsidiary of the Canadian company Glamis Gold Ltd. (“Glamis Gold”). According to Glamis’ records, Glamis mined and processed ore on the property in 1995. Glamis stopped production in the mid-1990s. At that time, Corporativo Minero, the operator of the mine for Glamis, acquired the property. MRT entered into an agreement with Corporativo Minero on January 12, 2004 pursuant to which MRT acquired all of the mineral rights from Corporativo Minero to explore and exploit the Cieneguita concessions and to purchase them for $2 million. Under our agreements with MRT, MRT has assigned this agreement to us. As of February 28, 2011, $950,000 of the $2 million has been paid to Corporativo Minero. We are obligated to make yearly payments on these concessions to Corporativo Minero until the $2 million has been paid. As production on this property is starting in December 2009, we currently believe that the remaining payments will be made from net cash flow to Corporativo Minero as per the royalty formula defined in our agreements with them; however there is no assurance that production will commence or yield positive net cash flow.

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

•

100 diamond drill holes completed for a total of 20,215 meters of drilling.

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

Assay results and an analysis of the drilling and exploration work are compiled and described in our recently filed Technical Report on National Instrument Form NI43-101 (“NI 43-101”), which was completed following the end of fiscal 2010, and is in compliance with the standards and requirements of Canadian security regulatory authorities. The NI 43-101 report is also available on our website, www.Pan Americangoldfields.com. Two different styles of mineralization have been identified: precious (gold-silver) and base (lead-zinc-silver) metal mineralization, with higher gold-silver grades starting on surface and lead-zinc-silver mineralization intercepted at depth and to the west of the Cieneguita deposit. We interpret the Cieneguita deposit as a diatreme breccia body where disseminated oxide and sulphide mineralization is mainly hosted by quartz-sericite altered diatreme breccias and lapilli tuffs.

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

Cieneguita Deposit In Situ Resource Within Optimized Pit Shell @ 0.8 g/t AuEq Cut-Off

Classification	Tonnes	Au g/t	Ag g/t	Cu %	Pb %	Zn %	AuEq g/t	Au oz	Ag oz	AuEq oz
Measured	3,128,000	0.71	61.8	0.03	0.24	0.29	1.86	71,400	6,215,000	186,600
Indicated	16,959,000	0.74	50.0	0.03	0.21	0.25	1.69	403,500	27,262,000	920,900
Meas&Ind	20,087,000	0.74	51.8	0.03	0.21	0.26	1.71	474,900	33,477,000	1,107,500
Inferred	453,000	0.99	34.2	0.02	0.13	0.17	1.63	14,400	498,000	23,800

This figure is showing the geological units and distribution of the 100 drill holes.

Current Operations

Previously reported water supply problems are ongoing as a continued drought has curtailed the processing of ore despite the installation of a 5 km line to a second water source. Metal recoveries have been dramatically improved by the addition of a ball mill to further grind the mined material, just as changes in reagents used improved the recovery of the free gold particles or gold-bearing minerals in the flotation process. During the period from March 2010 to and including February 2011, $5,843,000 worth of concentrate was sold. The cost of mining and processing was $2,944,000, while other operating expenses, including during the current fiscal year, mill start-up and construction totaled a further $1,590,000. Other expenses including property royalties totaled $174,000 leaving a net operating cash flow for the joint venture of $1,136,000. Costs continue to decline significantly as efficiencies of scale take effect and operational improvements are made. It is also projected that costs per ounce produced will decrease with the increase in production.

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

The proposed exploration budget for the Cieneguita project for 2012 will be conducted by our joint venture partner, MRT. They are responsible for spending $4,000,000 to take the property through to feasibility. The feasibility work will also include exploration on the two new areas to the south of the Cieneguita property. Pan American’s new management is suitably encouraged by its examination of the Cieneguita data that we are in discussions with MRT to increase our interest and corresponding participation in the Cieneguita’s development.

There are no known reserves on the Cieneguita property.

Encino Gordo Project

Property Location

The Encino Gordo project is located in the Barranca section of Chihuahua State in Mexico, and according to data publicly published by the Mexican Government, is at the interphase between the two main volcanic groups that form the bulk of the Sierra Madre Occidental. The location is 220 kilometers to the southwest of Chihuahua City. The property is accessible by an all-weather dirt road along the southwest side of the property. There is no local electrical power or water available at this time, though major mining infrastructure is located within three miles of the concessions.

Summary

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

There are no known reserves on the Encino Gordo Project.

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

(2)

Sunburst de Mexico has the first right of refusal to acquire these two concessions from MRT in the event MRT receives an offer to purchase any portion of these mining concessions from a third party. Sunburst de Mexico will have 30 days to exercise its first right of refusal.

History

The Encino Gordo Property, covering 1,042 hectares (approximately 2,575 acres), is situated near an old mining district with a lengthy production history, according to records in the public domain. Old mining records indicate that mining operations were commenced three kilometers east of this site in the 17th century. Most of the production from those mines came from high-grade vein deposits mined by crude underground methods. To the east of Encino Gordo, the main Guazapares breccia veins were discovered in about 1830. The major period of production was from 1870 to 1900 when there were four silver pan amalgamation mills in operation. Although those deposits contain both gold and silver, the early mills could not recover the gold as it is very fine and occurs along cleavage planes in the pyrite. The mills of the time could only process the oxidized portions of the veins, and the unoxidized, sulfide-bearing material was usually left in the mines as pillars. The principal mine owner of the properties east of Encino Gordo died in 1890, after which the mines of Guazapares slowly sank into disrepair and closed by 1900. In 1905, a US company consolidated most of the properties to the east of Encino Gordo and reopened some of the mine workings. That company ran into financial difficulties during 1907 and work halted. Ramon Valenzuela then acquired the properties to the east of Encino Gordo and operated a five stamp mill until 1912. Noranda Exploration, Inc. briefly optioned concessions in the area in the early 1990’s. Kennecott optioned the core concessions east of Encino Gordo in 1993-94 and drilled a few holes in one of the concessions to the east of Encino Gordo. The Encino Gordo property has never been in production. In August 2009, we dropped one of our concessions in the Encino Gordo Project, Encino Gordo 2.

Geological Setting and Deposit Types

The geology at Encino Gordo project area is dominated by flows and tuff of andesitic to dacitic composition intruded by small plugs of porphyritic intrusions varying in composition from diorite to quartz-diorite. Small and localized areas exhibiting dacite porphyries are also common. The volcanic sequence which may be part of the Lower Volcanic Series (LVS) of the Sierra Madre Occidental Volcanic Complex (“SMOVC”) host most of the mineralization in the Encino Gordo area and in the whole Moris district host to Palmarejo deposit and the Guazapares gold hydrothermal system. The alteration and mineralization at the Encino Gordo project is mainly characterized by two different styles:

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

Mineralization is occurring at La Junta in different styles, including: stockwork, fault-veins, sheeted veins, dissemination and breccias. However, main mineralization consists of an approximately 500-meter wide stockwork fault-vein zone developed in a dilatant jog “flower structure”. In this mineralized area, multiple cross-cutting vein types are present including:

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

Potential exists in this area to find a porphyry-style system and a similar gold mineralization, though, no assurance may be given that any mineralization whatsoever will be found. The proposed exploration program for the upcoming year will be focused on trying to assess the potential of the identified targets, including:

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

Structure Empalme

The Empalme vein outcrops northwest of the Elyca structure, inside the Encino Gordo Property and has been mapped for approximately 150 meters. Workings on the breccia-vein consist of two old shafts now filled with water. The host rocks consist of a sequence of volcaniclastic sediments overlain by tuffaceousdacites with moderate silicification and supergene argillic alteration.

Cienega Vein

Our exploration shows that the Cienega vein outcrops at one location along a stream bed within the Encino Gordo Property. It consists of brecciated quartz and contains 2-3% disseminated pyrite hosted by brown volcaniclastics.

Arroyo Los Laureles Vein

The vein outcrops in the southeast limit of the San Miguel claim in Arryo Los Laurels. The host rocks consist of intensely fractured volcaniclasticarenites, tuffs and dacites.

The Encino Gordo Property is without known reserves. Our proposed exploration programs are exploratory in nature.

Infrastructure

The Encino Gordo Property is accessible year round by all-weather road. There is no local electricity or water currently available. We will need to supply our own diesel generated electrical power.

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

Cerro Delta Project

History

The first sampling campaigns of the Cerro Delta Project were conducted in 1993 and 1994 detecting strong gold anomalies in soils and south of Cerro Delta. The major sampling work was done by Minas Argentinas S.A. showing the gold mineralization in highly altered granitic rocks placed West and South of the Cerro Delta. Granitic floats showed values up to 11 gr/tn gold. In 1996 the company Campo de Oro Andino S.A. subsidiary of ElDorado (Canada) conducted a geochemical and geophysical and trenching program (magnetometry, resistivity and IP) defining two drilling targets.

Later, in 2008, Golden Peaks Minera conducted another geophysical study which confirmed the former results and added more detail and precision response. The environmental permits and the water rights are already in place.

Access

The Cerro Delta project is located 35 kilometers north of the international paved road Nº 22 from Vinchina (La Rioja) to Copiapo, Chile. The project can also be accessed from the City of Copiapo.

Summary

In February 2011, we entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectare Cerro Delta project in northwest La Rioja Province, Argentina. Under the agreement, the Company paid $150,000 on signing (paid), and agreed to pay $200,000 on the first anniversary, $500,000 on the second, $750,000 on the third, $1.2 million on the fourth, and $2.2 million on the fifth anniversary, with a final option payment of $5 million due on the sixth anniversary to purchase a 100% interest in the project. The vendor will retain a 1% NSR. All payments are completely optional, and the Company has no work commitments beyond the minimal requirements to maintain the mining rights under Argentine law.

Property Location

The Cerro Delta project is located approximately 20 kilometers east of the 28.8 million ounce (resource) Cerro Casale gold project which is being developed by Barrick and Kinross and 29 kilometers southeast of the even larger Caspiche project currently being evaluated by Exeter Resource Corporation. Cerro Delta is located along a regional fault structure trending west-northwest to east-southeast which is associated with the the Aldebaran, CerroCasale, QuebradaSeca, and Maricela deposits in Chile before crossing into Argentina and intersecting the Cerro Delta project.

Claim Status

Mining Concession	Title Number	Area (Ha)	Term of Validity	Royalties and Payments
Pablo	a) 9755-C-1991	4,000	-	1% NSR

Roberto	b) 9756-C-1991	3,850	-	1% NSR

Delta 1	c) 34-C-2007	10,000	-	1% NSR

Geological Setting and Mineral Deposit

The deposits of the Maricunga Belt are often very large but low grade porphyry gold-copper type deposits with variably oxidized sulfide stockwork or veinlets with or without associated copper (Maricunga, Volcan, Caspiche, Cerro Casale) or high sulfidation type epithermal quartz veins and stockworks with better grades and without copper (La Coipa, Lobo-Marte). It is common to have both deposit types in a single large deposit area such as is the case with the Cerro Delta project. In addition, most deposits in the Maricunga Belt exhibit a zoned alteration pattern with an area of potassic alteration flanked by argillic and advanced argillic alteration with some amount of silicification, which is also common to Cerro Delta. Also common to deposits of the Maricunga Belt are large scale faults and lineaments of a general north-south trend and which tend to localize the emplacement of mineralized intrusions. At Cerro Delta these regional structures are mostly N-S, NNW and E-W with several intersecting zones which appear related to alteration and mineralization.

Gold mineralization at Cerro Delta is hosted in both, a Miocene porphyry (Cerro Porfiro) and a peripheral high sulphidation epithermal system (Cerro Delta). The mineralization in the porphyry is in a stockwork system of quartz and sulphideveinlets mainly emplaced in the potassic alteration zone with gold contents in rock samples at surface grading up to 0.8 g/t. In the epithermal system the gold is in siliceous breccias with gold contents up to 4.0 g/t. There are large +100 ppb gold-in-soil anomalies that cover both the porphyry and the epithermal mineralization which are also coincident with IP geophysical anomalies. The entire auriferous zone which overlays the porphyry and the epithermal system is approximately 1.5 km by 2 km in size.

Planned Exploration Activities

The Cerro Delta project is drill ready and we intend to begin drilling in the fourth quarter of 2011.

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

2.

A property acquisition program aimed to identify and acquire at low cost (whenever possible) early- to mid-stage properties on selected locations along the main gold-silver belts in the Americas.

3.

A focus on medium-size gold-silver deposits (minimum deposits containing 2,000,000 ounces of Au Eq.)

4.

The new targets generation and property acquisition program may be initially focused on the Sierra Madre belt and Central Mexico. It may be extended further south in other countries if conditions and project’s potential warranted.

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

Key steps may include mainly the following activities, among other considerations:

Acquiring geological maps 1:250,000 and 1:50,000 (from Servicio Geologico Mexicano and Servicio Geologico Minero de Argentina);

Generating geological and mineral occurrences base maps;

Identifying key host rocks;

Completing structural interpretation from known geology, TM imagery, and geophysical data (if available);

Integrating mineral occurrences, alteration, lithology and structures;

Completing initial targeting using the above compilation; and

Selecting and prioritizing targets.

We do not have the necessary working capital at this time to implement this target generation program.

Recent Financing Activities

In March 2011, we completed a private placement of 6,560,000 units at $0.20 per unit, for total proceeds of $1,312,000. Each unit consists of one share of common stock and a warrant to purchase one share of common stock. Each warrant is exercisable for one share of common stock at an exercise price of $0.30 for a period of two years from the closing date. The securities were issued to U.S. “accredited investors” and Canadian and non-U.S. investors. We paid $89,000 in finders’ fees in conjunction with the private placement.

In September 2009, we entered into private placement subscription agreements, as thereafter amended, with certain U.S. accredited investors and certain non-U.S. investors for the private placement of 12,500,000 unregistered shares of the common stock with 100% warrant coverage at a purchase price of $0.20 per unit. The warrants have an exercise price of $0.30 per share, a two-year term and will not be exercisable until 12months after their date of issuance. The Company received aggregate gross proceeds, prior to any expenses, from the private placement of $2,500,000.

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

A similar strategy is applied in Argentina, where Miguel Di Nanno is operating through his network and his knowledge of the mining activity in South America, in order to obtain information regarding potential mining opportunities for our Company.

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

The Company’s operations and properties are subject to a variety of governmental regulations including, among others, regulations promulgated by SEMARNAT, Mexico’s environmental protection agency; the Mexican Mining Law; and the regulations of the Comisión National del Agua with respect to water rights. Mexican regulators have broad authority to shut down and/or levy fines against facilities that do not comply with regulations or standards. If we put any of our properties into production, operations may also be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental legislation and mine safety. In Argentina we are subject to comply with the Codigo de Mineria (Argentina´s Mining Law) and all the provincial regulations.

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

To keep our mineral concessions in good standing with the Government of Mexico, we must pay yearly property taxes. These taxes are based on a tariff per hectare and per the number of years (maturity)of each concession. The taxes are paid twice a year. We have paid:

July 2009	MXN $133,626 ($10,179)
January 2010	MXN $141,376 ($10,779)
July 2010	MXN $110,888 ($8,735)
January 2011	MXN $117,215 ($9,685)

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

In Argentina, every two years, we are required to submit an Environmental Study update for every exploration right for government approval and for every main exploration step (i.e., a new drilling campaign). The same requirement is applicable to every new exploration right we claim.

Employees

We currently have five persons working for Sunburst de Mexico, of which, one is a geologist and the rest are employed in administrative capacity. Except for our general manager, Manuel Flores, all of these persons are provided to Sunburst de Mexico under third party contract, either directly or via a personnel service agency. We have hired Miquel F. Di Nanno as our President and Chief Operating Officer, Salil Dhaumya as our Chief Financial Officer and Manuel Flores as our Operations Manager. Other than these employees and our geologists, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors, we minimize our exposure to Mexican employment law, and all liabilities are undertaken by the third party contractors providing the services. Currently, we do not have any operations in Argentina. Other than our President and Chief Operting Officer, Mr. Di Nanno, who is based in Argentina, we have no employees or personnel contracted under third party contracts in Argentina. We pay a flat rate to the third parties for their services. In the event that our exploration projects are successful and warrant putting any of our properties into production, all such operations would be contracted out to third parties. Also, we rely on members of our management to handle all matters related to business development and business operations.

ITEM IA. RISK FACTORS

Risks Relating to Our Business and Industry

We have a limited operating history; therefore, it is difficult to evaluate our financial performance and prospects.

We have only completed the initial stages of exploration on our mineral concessions and have no way to evaluate the likelihood that we will be able to operate and develop a successful business. We are considered to be a development stage corporation because we are currently engaged in the search for and extraction of mineral deposits. We will be in the development stage until we exploit commercially viable mineral deposits on our properties. Our limited operating history makes it difficult to evaluate our financial performance and prospects, as well as our ability to successfully identify and develop mining projects. We have earned minimal revenues from our mineral extraction activities to date, and we have not emerged from being a development stage to a production stage corporation. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

Because of our recurring operating losses, stockholder’s deficit, working capital deficit and negative cash flows, our auditor has raised substantial doubt about our ability to continue our business.

We have received a report from our independent auditors on our financial statements for the fiscal years ended February 28, 2011 and February 28, 2010, in which our auditors have included explanatory paragraphs indicating that our recurring operating losses, working capital deficiency, and cumulative losses during our development stage cause substantial doubt about our ability to continue as a going concern. By issuing this opinion, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations.

We have a history of incurring net losses. We expect our net losses to continue as a result of planned increases in operating expenses, and therefore, may never achieve profitability.

We have a history of operating losses and have incurred significant net losses in each fiscal quarter since our inception. Prior to completion of our development stage, we anticipate that we will incur increased operating expenses without realizing significant revenues. We expect to continue to incur net losses and negative cash flows for the foreseeable future. Our ability to generate and sustain significant revenues or to achieve profitability will depend upon numerous factors outside of our control, including the precious metals market and the economy. We have no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business, financial condition or results of operations could be materially adversely affected and the business will most likely fail.

If we do not obtain financing when needed, we will need to cease our operations.

As of February 28, 2011, we had cash on hand in the amount of approximately $407,912.  In order for us to perform any further exploration or extensive testing, we will need to obtain additional financing. We will require additional financing if the costs of the exploration of our mineral concessions are greater than anticipated. We also will need supplementary financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration and development programs are successful in discovering and extracting ore of commercial tonnage and grade, we will require a significant amount of additional funds in order to place our mineral concessions into commercial production. We currently do not have any arrangements for additional financing, and we may not be able to obtain financing when required. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern. If we are unable to obtain additional financing when sought, we will be required to curtail our business plan. Any additional equity financing may involve substantial dilution to our then existing shareholders. There is a significant risk to investors who purchase shares of our common stock because there is a risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time.

If we are required for any reason to repay our outstanding promissory notes, we would be required to deplete our working capital, if available, or raise additional funds.

As of February 28, 2011, we have promissory notes outstanding in the amount of $884,022, including outstanding principal and interest. We do not have a sinking fund available to repay this debt. These promissory notes are in default and could require the immediate repayment of the promissory notes. If we are required to repay the promissory notes, we would be required to use our limited working capital and would also be required to raise additional funds to fully repay the promissory notes. If we were unable to repay the promissory notes when required, the note holders could commence legal action against us. Any such action would require us to curtail or cease operations.

Our success is dependent on retaining key personnel and on hiring and retaining additional personnel.

Our ability to continue to explore and develop our mineral concessions is, in large part, dependent upon our ability to attract and maintain qualified key personnel. There is competition for such personnel, and there can be no assurance that we will be able to attract and retain them. Our development now and in the future will depend on the efforts of key management and directors. The loss of any of these key people could have a material adverse effect on our business, financial condition or results of operations. We do not currently maintain key-man life insurance on any of our key employees.  We may not be able to find qualified geologists and mining engineers on a timely basis or at all to further expand our business plan. Furthermore, if we are able to find qualified employees, the cost to hire them may be too great as there may be other opportunities elsewhere at a higher rate than we are able to pay.

As we undertake exploration and development of our mineral claims, we will be subject to compliance with government regulations that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration or exploitation. We expect to be subject to federal, state and local laws and regulations in Mexico and Argentina regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials and other similar laws and regulations. Amendments to current laws, regulations and permits governing operations and activities of exploration and development companies, or more stringent implementation thereof, could have a material adverse impact on us and our operating, increase our expenditures and costs and require abandonment or delays in developing new mining properties. Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm our business, financial condition or results of operations. We cannot predict how agencies or courts in Mexico or Argentina will interpret existing laws and regulations or the effect that these adoptions and interpretations may have on our business, financial condition or results of operations. We may be required to make significant expenditures to comply with governmental laws and regulations.

Any significant mining operations that we undertake in the future will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off. No assurances can be given that such environmental issues will not have a material adverse effect on our business, financial condition or results of operations in the future. While we believe we do not currently have any material environmental obligations, exploration and development activities may give rise in the future to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation.

Additionally, we do not maintain insurance against environmental risks. As a result, any claims against us may result in liabilities we will not be able to afford, resulting in the failure of our business. Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in exploration and development operations may be required to compensate those suffering loss or damage by reason of the exploration and development activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

Because our directors and officers may serve as directors or officers of other companies, they may have a conflict of interest in making decisions for our business.

Our directors and officers may serve as directors or officers of other companies or have significant shareholdings in other resource companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors or officers may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In the event that such a conflict of interest arises at a meeting of our directors, we expect that the director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. Our directors are required to act honestly, in good faith and in our best interests. In determining whether or not we will participate in a particular program and the interest therein to be acquired by us, we expect that the directors and officers will be guided by their fiduciary duties and take into account such matters as they deem relevant, including considering the degree of risk to which we may be exposed and our financial position at that time.

Because our officers and directors may allocate their time to other business interests or may be employed by other companies, they may not be able or willing to devote a sufficient amount of time to our business operations, which may adversely affect our business, financial condition or results of operations and cause our business to fail.

It is possible that the demands on our officers and directors, from their existing employment and from other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our operations and business. This conflict of interest could adversely affect our business, financial condition or results of operations and cause our business to fail.

We are controlled by our directors and officers, and, as such, you may have no effective voice in our management.

Our current directors and officers beneficially own a significant percentage of our issued and outstanding shares of common stock. Accordingly, for the foreseeable future, we expect that our directors and officers will exercise control over all matters requiring shareholder approval, including the possible election of additional directors and approval of significant corporate transactions. If you purchase shares of our common stock, you may have no effective voice in our management.

U.S. investors may experience difficulties in attempting to enforce judgments based upon U.S. federal securities laws against us and our non-U.S. resident directors.

All of our operations in Mexico and Argentina are conducted through subsidiary corporations organized and located outside the United States, all of our assets are located outside of the U.S. and certain of our directors and officers are resident outside of the U.S. As a result, it may be difficult or impossible for U.S. investors to enforce judgments of U.S. courts for civil liabilities against us or against any of our individual directors or officers. In addition, U.S. investors should not assume that courts in the countries in which our subsidiary is incorporated or where the assets of our subsidiary are located (i) would enforce judgments of U.S. courts obtained in actions against us or our subsidiary based upon the civil liability provisions of applicable U.S. federal and state securities laws or (ii) would enforce, in original actions, liabilities against us or our subsidiary based upon these laws.

We do not carry title insurance and do not plan to secure any in the future. We are therefore, vulnerable to loss of title.

We do not maintain insurance against title. Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties. We cannot give any assurance that title to our properties and claims will not be challenged or impugned and cannot be certain that we will have or will acquire valid title to these mining properties and claims. We cannot assume that counterparties to our title transfer agreements will meet their contractual obligations and transfer title on a timely basis. Furthermore, there is a risk that the Mexican government may in the future grant additional titles in excess of our expectations to currently illegal miners or that disputes may arise as to existing title ownership or planned acquisitions. Furthermore, although we believe that mechanisms exist to integrate the titles of mineral properties currently not owned by us, there is a risk that this process could be time consuming and costly. The possibility also exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title. As a result, any claims against us may result in liabilities we may not be able to afford resulting in the failure of our business.

In the event that we are unable to successfully compete within the mineral exploration and development business, we may not be able to achieve profitable operations.

The mineral exploration and development business is highly competitive. This industry has a multitude of competitors and many competitors dominate this industry. Many of our competitors have greater financial resources than us. As a result, we may experience difficulty competing with other businesses when conducting mineral exploration and development activities or in the retention of qualified personnel. No assurances can be given that we will be able to compete effectively.

We will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report on Form 10-K for the fiscal year ended February 28, 2012, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

There are no known reserves on the Cieneguita concessions and we have made a production decision at our Cieneguita property without a feasibility study.

We have commenced limited production operations at our Cieneguita Project without completing a feasibility study. A feasibility study would determine if the property has ore reserves and where such reserves are located; the information for such study would come from a completed drill program. We have not completed a drill program to determine the exact location of ore reserves, if any. There is a high degree of risk involved in making a production decision without indicated or measured mineral resources, without a basis for economic analysis, and without an indication of favorable metallurgy by appropriate test work. There are no known reserves on the Cieneguita concessions. The expenditures we may make in the exploration of the mineral concessions on the Cieneguita property may not result in the discovery and development of commercial quantities of ore.

Because of the speculative nature of exploration and development of mineral concessions and the unique difficulties and uncertainties inherent in the mineral exploration and development business, there is substantial risk that no commercially exploitable minerals will be found and developed and our business will fail.

Exploration for and development of minerals is a speculative venture involving substantial risk. Any figures presented in this prospectus relating to gold deposits adjacent to our properties do not indicate that we will be successful in searching for and extracting gold deposits on our properties. New mineral exploration and development companies encounter difficulties, and there is a high rate of failure of such enterprises. The expenditures we may make in the exploration of the mineral concessions may not result in the discovery and development of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and development and additional costs and expenses that may exceed current estimates. In addition, problems such as unusual or unexpected mineral formations and other geological conditions often result in unsuccessful exploration and development efforts. In such a case, we would be unable to complete our business plan. The search for and development of valuable minerals also involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins, the use of explosives, waste disposal, worker safety and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

The figures for our reserves and resources are estimates based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, mineralization figures presented in this prospectus and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on our properties. Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only. These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.

We cannot assure you that:

  •   these estimates will be accurate;

  •   reserve, resource or other mineralization estimates will be accurate; or

  •   this mineralization can be mined or processed profitably.

Any material changes in mineral reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our technical reports and drill results. There can be no assurance that minerals recovered in small scale tests will be duplicated in large-scale tests under on-site conditions or in production scale.

The resource estimates contained in this report have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold and silver may render portions of our mineralization, reserve (if any) and resource estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of our properties. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

The amount of our working capital could be adversely affected in the event claims are made against us alleging that certain shares we previously issued pursuant to Form S-8 registration statements constituted an illegal public offering because the company was a “shell company” at the time and, as a result, was not eligible to use Form S-8 for registration of shares under the Securities Act of 1933.

In August and October of 2005, the Company issued shares of common stock to an officer of the Company, as compensation for consulting services. The two share issuances were for a combined total of 30,000 shares and each of the share issuances was made pursuant to a registration statement on Form S-8 under the Securities Act of 1933 (the “Act” or “Securities Act”). Although the Company believes these shares were properly issued, a claim could be made that issuance of the shares constituted an illegal public offering because the Company was a “shell company” at the time. Shell companies, i.e. companies which have no or nominal operations and either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets, are not eligible to use Form S-8 for registration under the Securities Act of 1933. If either of these transactions did violate federal securities laws, subsequent purchasers of the shares may have claims against us for damages or for rescission of their purchase transaction and recovery of the full subscription price paid, together with interest. As of the date of this prospectus, no one has made or threatened any claim against us alleging violation of the federal securities laws. In the event such claims were successfully asserted, there is no assurance that we would have sufficient funds available to pay and it is likely that we would be required to use funds currently designated as working capital for that purpose. That would substantially reduce the amount of working capital available for other purposes and, in that event, we could be forced to cease or discontinue certain operations and to liquidate certain assets to pay our liabilities, including, but not limited to, rescission claims.

Due to numerous factors beyond our control which could affect the marketability of gold and silver, including their respective market price, we may have difficulty selling any gold or silver if commercially viable deposits are found to exist.

The availability of markets and the volatility of market prices are beyond our control and represent a significant risk. Even if commercially viable deposits of gold or silver are found to exist on our property interests, a ready market may not exist for the sale of the reserves. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. These factors could inhibit our ability to sell the gold or silver in the event that commercially viable deposits are found to exist.

Our due diligence activities with respect to our property interests cannot assure that these properties will ultimately prove to be commercially viable.

Our due diligence activities have been limited, and to a great extent, we have relied upon information provided to us by third-party advisors. Accordingly, no assurances can be given that the properties or mining rights we possess will contain adequate amounts of gold, silver and base metals for commercialization. Further, even if we recover gold, silver and base metals from such mining properties, we cannot guarantee that we will make a profit. If we cannot acquire or locate commercially exploitable precious metal deposits, or if it is not economical to recover the precious metal deposits, our business and operations will be materially adversely affected. At present, none of our properties have proven or probable reserves and the proposed programs are an exploratory search for proven or probable reserves. The mining areas presently being assessed by us may not contain economically recoverable volumes of minerals or metals. We have relied and may continue to rely, upon consultants and others for operating expertise.

Non-payment of our obligations under the agreement with Corporativo Minero could result in Corporativo Minero retaining ownership of the Cieneguita concessions.

MRT entered into an agreement with Corporativo Minero on January 12, 2004 by which it acquired the right to explore and exploit the Cieneguita Property and purchase it for $2,000,000. This agreement gave MRT the exclusive right and option, but not the obligation, to purchase, during the term of the mining concessions of the property, an undivided 100% title to the mining concessions and the exclusive right to carry out mining activities on any portion of the mining concessions. Under our agreements with MRT, MRT has assigned this agreement and all of its rights and obligations to us.

If the Cieneguita Property is put into production, of which there is no assurance, then our contract calls for any remaining payments to be paid from the sale of gold, up to the total of $2,000,000. The payments, if the property should go into production, would be as follows: the remainder of the $2,000,000 payment would be paid out of production from the Cieneguita Property at a rate of $20 dollars per ounce of gold sold. However, in the event that the price of gold exceeds $400, then we would be required to pay an additional $0.10 per each ounce for every dollar the spot price of gold trades over $400. Once $2,000,000 is paid, there is no further obligation to Corporativo Minero. Non-payment of any portion of the $2,000,000 total payment will constitute a default. In such case, Corporativo Minero would retain ownership of the concessions, but we will not incur any additional default penalty.

We may be required to pay up to a 7% Net Smelter Royalty fee on any production from many of our concessions. If so, our cost of operations will increase, which will decrease any potential profits we might have.

We entered into an agreement with Corporativo Minero in regard to the mineral concessions on the Cieneguita Property. Corporativo Minero has the obligation to pay, from the funds they receive from us, any royalties that may be outstanding on the properties from prior periods. Corporativo Minero has informed us that various former owners of the property owned royalties of up to a 7% Net Smelter Return. They have also informed us that the corporations holding those royalties have been dissolved and that there is no further legal requirement to make these royalty payments. We can make no assurance that we will not ultimately be responsible to pay all or some of the 7% Net Smelter Return to these former royalty holders if the property was ever put into production and Corporativo Minero did not make the payments to the royalty holders. If we have to make these royalty payments, any profits from production would be reduced.

If we are unable to obtain all of our required governmental permits, our operations could be negatively impacted.

Our future operations, including exploration and development activities, required permits from various governmental authorities. Such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to acquire all required licenses or permits or to maintain continued operations at economically justifiable costs.

Our financial position and results are subject to fluctuations in foreign currency values.

Any mining operations we undertake outside of the United States will be subject to currency fluctuations. Fluctuations in the exchange rate between the U.S. dollar and any foreign currency may adversely impact our operations. We do not anticipate that we will enter into any type of hedging transactions to offset this risk. In addition, with respect to commercial operations in Mexico, Argentina or other countries, it is possible that material transactions incurred in local currency, such as engagement of local contractors for major projects, will be settled at a U.S. dollar value that is different from the U.S. dollar value of the transaction at the time it was incurred. This could have the effect of undermining profits from operations in that country.

Our property interests in Mexico and Argentina are subject to risks from instability in those countries.

We have property interests in Mexico and Argentina which may be affected by risks associated with political or economic instability in those countries. The risks with respect to Mexico, Argentina or other developing countries include, but are not limited to: military repression, extreme fluctuations in currency exchange rates, criminal activity, lack of personal safety or ability to safeguard property, labor instability or militancy, mineral title irregularities and high rates of inflation.

In addition, changes in mining or investment policies or shifts in political attitude in Mexico may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted but may adversely impact our proposed operations in any foreign jurisdiction.

We are in competition with companies that are larger, more established and better capitalized than we are.

Many of our potential competitors have:

            •   greater financial and technical resources;

            •   longer operating histories and greater experience in mining;

  •   greater awareness of the political, economic and governmental risks in operating in foreign countries.

            We rely on independent analysis to analyze our drilling results and planned exploration activities.

We rely on independent geologists to analyze our drilling results and to prepare resource reports on several of our mining concessions. While these geologists rely on international standards established by various professional associations, there can be no assurance that their estimates or results will be accurate. Analyzing drilling results and estimating reserves or targeted drilling sites is not a certainty. Miscalculations and unanticipated drilling results may cause the geologists to alter their estimates. If this should happen, we would have devoted resources to areas where resources could have been better allocated.

Risks Relating to Our Common Stock

There are a large number of shares underlying our warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of February 28, 2011, we had 54,003,826 shares of common stock issued and outstanding and warrants that may be convertible into 25,826,733 shares of common stock. Each warrant may be exercised to purchase one share of common stock. The sale of these shares may adversely affect the market price of our common stock.

There is a limited trading market for our common stock and if an active market for our common stock does not develop, our investors may not be unable to sell their shares.

Our common stock is presently quoted on the National Association of Securities Dealers Inc.’s Over the Counter Bulletin Board (the “OTC Bulletin Board”) and the Frankfurt Stock Exchange. Quotations and trading volume of our common stock on the OTC Bulletin Board has been sporadic. There is currently very little active trading in the market for our common stock and an active public market may not develop or be sustained in the future. Also, we cannot provide our investors with any assurance that our common stock will continue to be traded on the OTC Bulletin Board or the Frankfurt Stock Exchange. If our common stock is not quoted on the OTC Bulletin Board or Frankfurt Stock Exchange or if an active public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment.

Shares of our common stock are subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on the over-the-counter bulletin board administered by FINRA). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

The trading market for our common stock is currently subject to rules adopted by the Securities and Exchange Commission which regulates broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00, except for securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to make a special written determination that the penny stock is a suitable investment for the purchaser and to receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and making it more difficult for holders of our stock to sell their shares, as long as the shares are subject to the penny stock rules.

Because our common stock is quoted and traded on the OTC Bulletin Board and the Frankfurt Stock Exchange, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on over-the-counter bulletin board or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase shares of our common stock.

We have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their own common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase our common stock.

Because our stock price can be volatile, investors may not be able to recover any of their investment.

Stock prices in general, and stock prices of mineral exploration companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance or any specifics of the company. Factors that may influence the market price of our common stock include:

•

actual or anticipated changes or milestones in our operations;

•

our ability or inability to acquire mining properties or interests in such properties in Mexico and Argentina;

•

our ability or inability to generate revenues;

•

increased competition within Mexico and elsewhere;

•

government regulations, including mineral exploration regulations that affect our operations;

•

predictions and trends in the gold mining exploration industry;

•

volatility of the gold and silver market prices;

•

sales of common stock by “insiders”; and

•

announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

Our stock price may also be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuation, as well as general economic, political and market conditions, such as, but not limited to, armed hostilities or acts of terrorism, recessions, acts of God, interest rates or international currency fluctuations, may adversely affect the market price of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares being offered for sale pursuant to this prospectus or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Recent revisions to Rule 144 may result in shares of our common stock that we may issue in the future becoming eligible for resale into the public market without registration in as little as six months after their issuance.

ITEM IB. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an office at 595 Howe Street, Unit 906, Vancouver, BC. V6C 2T5, operating under a month-to-month lease, with a monthly rent of $500.

We also operate a Mexican office located at C. General Retana #706, Col. San Felipe, Chihuahua, Chihuahua, Mexico, CP 31203, operating under the terms of this lease on a month-to-month basis, with a monthly rent of $900.

As described above, we have property rights in the Cieneguita and Encino Gordo Projects in Mexico and in the Cerro Delta Project in Argentina.

The following map illustrates the locations of the properties:

Location of Cieneguita and Encino Gordo Projects in Chihuahua, Mexico

To date, most of the data gathered during our field campaigns and drilling programs has been compiled and is being evaluated.

Location of Cerro Delta Project in La Rioja Province, Argentina

ITEM 3. LEGAL PROCEEDINGS

Neither us nor our properties are the subject of any material pending legal proceedings.

ITEM 4. Reserved

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “MXOM.OB”. The following table sets forth the high and low closing prices for our common stock as reported on the OTCBB for the periods indicated.

Fiscal Year Ending February 28, 2011	High	Low
First Quarter	$0.52	$0.29
Second Quarter	$0.32	$0.21
Third Quarter	$0.27	$0.16
Fourth Quarter	$0.25	$0.18

Fiscal Year Ending February 28, 2010	High	Low
First Quarter	$0.39	$0.25
Second Quarter	$0.40	$0.25
Third Quarter	$0.49	$0.27
Fourth Quarter	$0.54	$0.40

The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

As of February 28, 2011, there were approximately 247 stockholders of record of the Company's common stock.  The closing price of our common stock on June 9, 2011 was $0.24 per share.

There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note of Caution Regarding Forward Looking Statements

Certain statements contained in this Form 10-K, including statements in the following discussion which are not statements of historical fact, constitute "forward-looking statements". These statements, which may be identified by words such as “plans”, “intends”, "anticipates", “hopes”, “seeks”, “will”, "believes", "estimates", "should", "expects" and similar expressions include Pan American’s expectations and objectives regarding our present and future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in such forward-looking statements. Numerous factors and future events could cause us to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Such risks and uncertainties include those set forth under this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). These forward-looking statements represent beliefs and assumptions only as of the date of this report. We undertake no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K.

Overview

We are a development stage company and have generated only limited revenues from our Cieneguita project to date, and have not yet generated or realized any revenue from our other two exploration projects. As of February 28, 2011, we had $407,912 in our bank account.

In February 2011, we entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000-hectare Cerro Delta project in northwest La Rioja Province, Argentina. Under the terms of the agreement, the Company must pay $150,000 upon signing (paid), $200,000 on the first anniversary, $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta project payable on the sixth anniversary of the signing. The vendor will retain a 1% Net Smelter Revenue (“NSR”).

In conjunction with the acquisition of the Cerro Delta project, we completed a private placement of 6,560,000 units at $0.20 per unit, for total proceeds of $1,312,000. Each unit consists of one share of common stock and a warrant to purchase one share of common stock. Each warrant is exercisable for one share of common stock at a conversion price of $0.30 for a period of two years from the closing date.

In March 2011, we appointed Bruno Le Barber as a member of the board of directors. Mr. Le Barber has extensive financial expertise and is a co-founder of Vortex, a Hong Kong based gold fund. Previously he was a Vice President at Morgan Stanley in London where he advised trading desks and a large investor base while publishing macro-economic studies. Mr. Le Barber was also a global technical strategist with ABN Amro in Paris. He manages Vortex together with Emilio Alvarez, former Executive Director, Equity Research with Morgan Stanley in London.

In October 2010, we appointed Miguel F. Di Nanno President and Chief Operating Officer, replacing George Young effective as of October 15, 2010. Mr. Young remains on our board of directors. Mr. Di Nanno has experience in mining and energy exploration and most recently served as president of Somuncurah S.R.L. and AupaS.A., both exploration and development firms focused in Argentina. He has also previously served as the chief operating officer of the Grosso Group, an exploration and new mining business development firm and as the representative and country manager in Argentina for Palladon Ventures Ltd., a gold and silver exploration company. He has a degree in Mining Engineering – Ore Dressing from the National University of San Juan.

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

In July 2010, we reincorporated from the State of Colorado to the State of Delaware. The reincorporation was effected pursuant to an agreement and plan of merger (the “Merger Agreement”), by and between us and Pan American Goldfields Ltd., a Colorado corporation (formerly Mexoro Minerals Ltd.), with Pan American being the surviving corporation. Accordingly, the rights of our shareholders are now governed by Delaware General Corporation Law and the certificate of incorporation and bylaws of Pan American are filed with the State of Delaware.

In May 2010, management decided to drop the Sahuayacan project due to lack of economic thicknesses and grades of gold mineralization encountered in the drilling program, eliminating any future concession payments for this project.

Our continued existence and plans for future growth depend on the receipt of funds from our partner MRT from the ongoing operations at the Cieneguita mine operations. Should there be an interruption in this cash flow it will be necessary to obtain additional capital to operate either through the issuance of additional debt or equity.

For the year ended February 28, 2011, the joint venture with MRT, as described further below, had generated net cash flows from the tuning and start-up operations of approximately $1,136,000 of which $227,000 is attributable to us under the joint venture agreement. We originally received guidance from MRT that we should expect net cash flow of approximately $140,000 per month beginning December 2010 rising to more than $200,000 per month by May 2011. However due to the current drought, a lack of water supply has sharply reduced the amount of mined material that can be processed. As a consequence the income expected has not been received to date. Operations are currently at pit #3 where metals contained in the material recovered so far have averaged approximately 1.2 grams per ton Au, 90 grams per to Ag, 0.04% Cu, 0.35% Pb and 0.65% Zn. MRT however initially experienced difficulty in reducing a portion of the mined material to a particle size that would allow for optimum recovery of contained gold, silver and base metals. To achieve the desired grinding – comminution capacity, MRT has recently installed a ball mill which is rated at 750 tons per day and pulverizes the larger material as it is produced. Once the drought ends as expected with the beginning of the June rainy season, and assuming the already established processing capability and recoveries, we expect the overall production capacity to rise to approximately 700 tons per day on a sustained basis, and that recently improved metal recoveries, which have increased significantly due to the grinding circuit improvements and changes in reagent, will also be maintained. Despite the improvements there remains significant risk to us for this type of extracting of mineralized material because we will not have established reserves at Cieneguita until an independent feasibility study is complete. Consequently, neither can we provide any assurance that the feasibility study will be successful nor can we know if the extraction and processing of mineralized material from the Cieneguita property will result in any cash flows for us. As part of the $8 million joint venture agreement, MRT will fund the development of the Cieneguita mill and operations and a bankable feasibility study. Now that the construction and start-up phase is complete, we anticipate that infill drilling, as part of the bankable feasibility study and exploration drilling to test a potential southern extension of the Cieneguita gold-silver mineralization will imminently.

Although this phase of the Cieneguita’s development is funded by our partner MRT, for the 12-month period from March 2011 through April 2012, we need to raise additional capital to pursue our business plan of acquiring, exploring and developing additional high impact mineral properties and to provide a buffer for the possibility that the expected net cash flow currently generated by MRT is interrupted. During this period, we will need to receive from production at the Cieneguita operations a minimum of $1,250,000 for general and administrative costs. As continuous operations have only recently begun we cannot ascertain how reliable this income will be. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as described below.

Plan of Operation

Summary

Our business plan is to proceed with the exploration and development of our Mexican and Argentine mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals.

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

On May 3, 2011, we appointed Dr. Alexander Becker as advisor to the board of directors, who has a PhD in Structural Geology, and an extensive history as an exploration geologist to assist us with the selection and development of exploration projects.

In February 2011, we entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000-hectare Cerro Delta project in northwest La Rioja Province, Argentina. Under the terms of the agreement, the Company must pay $150,000 upon signing (paid), $200,000 on the first anniversary, $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta project payable on the sixth anniversary of the signing. The vendor will retain a 1% NSR.

In conjunction with the acquisition of the Cerro Delta project, we completed a private placement of 6,560,000 units at $0.20 per unit, for total proceeds of $1,312,000. Each unit consists of one share and one share purchase warrant. Each warrant is convertible into one share at a conversion price of $0.30 for a period of two years from the closing date.

In March 2011, we appointed Bruno Le Barber as a member of the board of directors. Mr. Le Barber has extensive financial expertise and is a co-founder of Vortex Capital (“Vortex”), a Hong Kong based gold fund. Previously he was a Vice President at Morgan Stanley in London where he advised trading desks and a large investor base while publishing macro-economic studies. Mr. Le Barber was also a global technical strategist with ABN Amro in Paris.He manages Vortex together with Emilio Alvarez, former Executive Director, Equity Research with Morgan Stanley in London.

In October 2010, we appointed Miguel F. Di Nanno president, replacing George Young effective as of October 15, 2010. Mr. Young remains on our board of directors. Mr. Di Nanno has experience in mining and energy exploration and most recently served as president of Somuncurah S.R.L. and AupaS.A., both exploration and development firms focused in Argentina. He has also previously served as the chief operating officer of the Grosso Group, an exploration and new mining business development firm and as the representative and country manager in Argentina for Palladon Ventures Ltd., a gold and silver exploration company. He has a degree in Mining Engineering – Ore Dressing from the National University of San Juan.

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

In July 2010, we reincorporated from the State of Colorado to the State of Delaware. The reincorporation was effected pursuant to an agreement and plan of merger (the “Merger Agreement”), by and between us and Pan American Goldfields Ltd., a Colorado corporation (formerly Mexoro Minerals Ltd.), with Pan American being the surviving corporation. Accordingly, the rights of our shareholders are now governed by Delaware General Corporation Law and the certificate of incorporation and bylaws of Pan American are filed with the State of Delaware.

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

In September 2009, we entered into private placement subscription agreements, as thereafter amended, with certain U.S. accredited investors and certain non-U.S. investors for the private placement of 12,500,000 unregistered shares of the common stock with 100% warrant coverage at a purchase price of $0.20 per unit. The warrants have an exercise price of $0.30 per share, a two-year term and will not be exercisable until 12 months after their date of issuance. As a result of the sale of all the unregistered shares, we received aggregate gross proceeds, prior to any expenses, of $2,500,000from the private placement.

In August 2009, we dropped one of our properties in the Encino Gordo concessions, Encino Gordo 2. Management determined that the property payments due to the concession holder were too expensive and we decided to not make the required option payment. There is currently no plan to renegotiate the payments for this property.

In May 2009, we entered into a letter of agreement and in July 2009, we signed the definitive agreement to sell our Guazapares project, located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., and the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5.3million. The Guazapares project is comprised of 12 claims close to Paramount’s San Miguel discovery. The purchase price is to be paid in two stages, with the first payment of $3.7 million released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1.6 million is due if, by July 10, 2012, either (i) Paramount sells its Mexican subsidiary or (ii) Guazapares is put into production. The definitive agreement closed in October 2009 and a 5.7% commission was paid on the closing of the sale.

In February 2009, we entered into a development agreement with MRT, which we amended in December 2009. Pursuant to the terms of the development agreement, as amended, MRT has agreed to invest up to $8million to initiate the first phase of production and to complete a feasibility study on the Cieneguita project. The first phase of production is limited to the mining of the mineralized material that is available from the surface to a depth of 15 meters (“First Phase Production”). In exchange, we assigned MRT a 74%interest of the net cash flows from First Phase Production and a 54% ownership interest in the Cieneguita project.

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

Any additional costs for the First Phase Production and the feasibility study for the Cieneguita project, after MRT invests $8million, will be shared by us, MRT and Marje Minerals on a pro-rata basis based on their respective ownership percentages in the Cieneguita project.

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

In September 2009, we hired George Young as our chief operating officer, Salil Dhaumya as our chief financial officer and Manuel Flores as our operations manager. In November 2009, Mr. Young was appointed president upon the resignation of Francisco “Barry” Quiroz. In October 2010, we appointed Miguel F. Di Nanno as president replacing Mr. Young. Other than these employees, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors we minimize our exposure to Mexican employment law and all liabilities are undertaken by the third party contractors providing the services. We pay a flat rate to the third parties for their services.

In February 2009 we entered into a development agreement with MRT to provide us with immediate funding to initiate production at our Cieneguita property, to complete a feasibility study and to continue the exploration of its properties. The development agreement was amended in December2009 and calls for project funding of up to $8 million to be spent on First Phase Production and to complete a feasibility study. To date MRT has contributed $1 million in working capital and has spent additional funds on initiating production on the Cieneguita project through the building of a floatation circuit mill.

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

For the 12-month period from March 2011 through February 2012, we need to raise additional capital to maintain operations. We will need a minimum of $1,500,000 for general and administrative costs. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as detailed below.

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

Exploration Projects – Current Status

To date the Sierra Madre gold exploration program has been focused on advancing current exploration projects to the next exploration stage. During most of 2008 and 2009, exploration activities were concentrated on four projects: Sahuayacan, Encino Gordo, Guazapares and Cieneguita. However, exploration activities during the year ended February 28, 2011 were focused on the Cieneguita project. We dropped the Sahuayacan project due to lack of economic thicknesses and grades of gold mineralization encountered in the drilling program eliminating any future concession payments on these properties. As well, we sold our Guazapares concessions to Paramount in the fiscal year ended February 28, 2010. To date most of the data gathered during our field campaigns and drilling programs is completely compiled and is being evaluated. The next exploration stages for the Cieneguita and Encino Gordo projects are in the planning process.

The exploration program for Cerro Delta project is under planning and we intend to start the drilling program at the end of 2011. An initial drilling campaign is estimated at a cost of $700,000.

Over the next 12 months, we intend to explore our three projects to determine whether there are economically attractive concentrations of gold and gold-silver mineralization. We intend to hire additional employees but do not plan to make any purchase of equipment over the next 12 months. At this time, though, the exploration program is only planned for the next 12 months, which we will undertake when the necessary capital has been raised to complete these programs. We do not have any sources of capital identified at this time and no assurance can be given that we will be able to complete the proposed exploration program.

Critical Accounting Estimates

The preparation of our financial statements requires management to make various judgments with respect to estimates and assumptions. On an ongoing basis, management regularly reevaluates its estimates and assumptions; however actual amounts could differ from those based on such estimates and assumptions.

We have made certain accounting estimates that have a material bearing on the financial statements. The most significant estimates are:

Mineral property costs

We have been in the development stage since March 1, 2004, and have not yet realized any significant revenues from its planned operations. We are presently engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Impairment or disposal of long-lived assets

We account for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

Results of Operations

Year ended February 28, 2011 compared to the year ended February 28, 2010.

In this discussion of our results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

We earned 20%of proportionate net income of $1,136,000 (2010 - $309,000)from the joint venture with MRT from the gold production during the year ended February 28, 2011. Other than the revenue from the joint venture with MRT, we did not have commercial production of any of our properties in the year ended February 28, 2011. We cannot provide any assurances that we will continue to earn revenues of any significance from the joint venture with MRT, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Costs

We incurred operating costs of $326,000 (2010 - $nil) during the year ended February 28, 2011 as a portion of the operating costs of production at Cieneguita in the joint venture with MRT. We did not incur any operating costs during the year ended 2010 due to the fact that we did not achieve production from exploration activities during that year.

Expenses

Our operating loss decreased to $3,122,000 for the year ended February 28, 2011 compared to $5,168,000 for the year ended February 28, 2010, representing a decrease of $2,046,000. The decrease is primarily attributable to lower exploration costs which was due to lack of funding, lower non-cash stock-based compensation expenses and curtailment of exploration on Cieneguita because of the joint venture agreement with MRT, where MRT has agreed to spend up to $4,000,000 to take Cieneguita to a feasibility stage.

In 2011, we incurred lower general and administrative expenses of $2,578,000compared to $4,274,000 in 2010, and lower mineral exploration expenses of $400,000 in 2011 compared to $938,000 in 2010, which resulted in decrease of expenses. We reduced our exploration activity as described above.

In the general and administrative expense category for the fiscal year ended February 28, 2011, we expensed $824,000 for stock-based compensation expense compared to $2,173,000 in 2010 as we issued options and warrants to new directors, investor relation consultants and officers to retain their services for the long term. Other than increased management fee of $336,000 in 2011 compared to $143,000 in 2010 due to increase in additional management personnel and increase in office and administration fee of $419,000 in 2011 compared to $388,000 in 2010 due to severance of employees terminated in Mexico, our expenses decreased across all other categories.

For the year ended February 28, 2011, we incurred $719,000 in mineral property costs as payments for our Mexican properties. At February 28, 2011, we tested the carrying amounts of all our Mexican properties for recoverability. Based on our tests, we concluded that the sum of undiscounted cash flows expected to result from the use and eventual disposition of all such properties was $nil as the properties have no known reserves. Accordingly, a mineral property impairment loss of $719,000 has been recognized for the year ended February 28, 2011.Impairment of mineral property costs in 2011increased from $207,000 for 2010. If we are able to raise additional funds to continue with our business plan, we anticipate that exploration expenditures will increase in fiscal 2010 as a result of anticipated exploration activities on our Mexican and Argentine mineral properties.

Our interest expense decreased to $90,000 for 2011 compared to $435,000 for 2010. The lower interest expense in 2011 pertains exclusively to the promissory notes and loans payables whereas the 2010 expense includes non-cash interest expensed for warrant amortization and beneficial conversion feature of convertible debentures issued by us in May and June of 2008 along with the interest accrued on promissory notes and loans payables.

Net Loss

Our net loss increased to $3,238,000 for 2011 compared to $1,191,000 for 2010. This increase in our loss was primarily attributable to absence of gain recorded on sale of Guazapares project and 10% sale of Cieneguita project of $4,390,000 in 2010 along with higher impairment of mineral property costs offset by lower stock-based compensation expense and lower mineral exploration costs. The non-cash component of stock-based compensation costs was $824,000 compared to $2,173,000 for 2010.

We anticipate that we will continue to incur losses until such time that we can identify mineral deposits and achieve significant revenues from sale of gold recovered from our Mexican mineral properties, if ever. There is no assurance that we will commence the development stage of our operations at any of our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage. As of February 28, 2011, we had total assets of $1,322,000, total current liabilities of $2,587,000, and a deficit of $46,294,000 accumulated during the development stage.

Cash and Working Capital

During the year ended February 28, 2011, we did not increase the activities for our exploration program but have continued to incur corporate administrative expenses, for which, we were unable to raise sufficient funds to pay many of our suppliers. Our accounts payable and accrued liabilities decreased from $2,773,000 as of February 28, 2010 to $1,690,000 in the year ended February 28, 2011 by paying some of our suppliers in cash and converting some of the debt into equity. Most of the payables are being carried forward from fiscal 2010.

We will require additional financing during the current fiscal year according to our planned exploration activities. We are in the process of determining our plan to carry out exploration and administration activities on our Mexican and Argentine mineral properties in the current fiscal year. We also anticipate spending approximately $1,500,000 during the next 12 months on general and administrative costs. At this time we do not have the necessary capital to initiate the exploration program and to cover general and administrative costs.

We will need to raise additional working capital to maintain basic operations. We plan to raise those funds through the sale of equity or debt. Other than our definitive agreements signed with MRT, we do not have any other sources to raise additional capital for us at this time and no assurance may be given that we will be able to find sources to raise additional capital. Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration properties.

The amount of working capital could be adversely affected further in the event claims are made against us alleging that certain shares we previously issued pursuant to Form S-8 registration statements constituted an illegal public offering because we were a “shell company” at the time and, as a result, was not eligible to use Form S-8 for registration of shares under the Securities Act of 1933. In August and October of 2005, we issued shares of common stock to an officer of Pan American as compensation for consulting services. The two share issuances were for a combined total of 30,000 shares and each of the share issuances was made pursuant to a registration statement on Form S-8 under the Securities Act of 1933. Although we believe these shares were properly issued, a claim could be made that issuance of the shares constituted an illegal public offering because we were a “shell company” at the time. Shell companies  [i.e. companies which have no or nominal operations and either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets] are not eligible to use Form S-8 for registration under the Securities Act of 1933. If either of these transactions did violate federal securities laws, subsequent purchasers of the shares may have claims against us for damages or for rescission of their purchase transaction and recovery of the full subscription price paid, together with interest. As of the date of this quarterly report, no one has made or threatened any claim against us alleging violation of the federal securities laws. In the event such claims were successfully asserted, there is no assurance that we would have sufficient funds available to pay and it is likely that we would be required to use funds currently designated as working capital for that purpose. That would substantially reduce the amount of working capital available for other purposes and, in that event, we could be forced to cease or discontinue certain operations and to liquidate certain assets to pay our liabilities, including, but not limited to, rescission claims.

Cash Used in Operating Activities

Cash used in operating activities amounted to $3,586,000 for the fiscal year ended February 28, 2011 compared to$1,073,000used for operating activities in the fiscal year ended February 28, 2010. The cash was used for general and administrative costs and for the exploration programs on the properties.

Cash Used in Investing Activities

Cash used in investing activities amounted to $14,000 for the fiscal year ended February 28, 2011for purchase of equipment compared to $6,000provided by investing activities for the fiscal year ended February 28, 2010from sale of equipment.

Financing Activities

Cash provided by financing activities decreased to $563,000for the fiscal year ended February 28, 2011 compared to $2,163,000for the fiscal year ended February 28, 2010. Most of the cash provided by financing activities in 2010 was provided by private placement. Cash provided by financing activities was used to fund our operating and investing activities.

In March 2011, we completed a private placement of 6,560,000 units at $0.20 per unit, for total proceeds of $1,312,000. Each unit consists of one share and one share purchase warrant. Each warrant is exercisable for one share of common stock at an exercise price of $0.30 for a period of two years from the closing date.

We anticipate continuing to rely on equity sales of our common stock or issuance of debt in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

During the year ended February 28, 2009, Paramount provided PanAmerican$1,370,000 in the form of secured convertible debentures bearing interest at a rate of 8% per annum for a term of one year. Paramount had the option to convert the debt into units.

In March 2009, we entered into an agreement with Paramount restructuring its payment terms on the three outstanding secured convertible debentures held by Paramount. Under the terms of the agreement, we paid Paramount $1,000,000 to cancel two debentures held by them, one issued on May 9, 2008 for $500,000 and another issued on July 11, 2009 for $500,000. We also amended a debenture issued to them on June 18, 2009 in the face amount of $370,000. The amount of that debenture was increased to $521,047.37 which, among other things, included interest accrued on all three debentures to March 31, 2009. We were obligated to make a payment on March 31, 2009 on this debenture in the amount of $393,547.37 and the balance of $127,500 was to be re-paid on April 30, 2009. This remaining amount of $127,500 was interest free as long as the debenture remained in good standing. In April 2009, we repaid $300,000 of the amended convertible debentures. Subsequently, Paramount deferred the remaining payment until the closing of the sale of our Guazapares properties to Paramount. On October 8, 2009, we paid the remaining outstanding balance of $221,047.37 for the amended outstanding debentures.

In February2009, we entered into a development agreement with MRT, which we amended in December2009. Pursuant to the terms of the development agreement, as amended, MRT has agreed to invest up to $8million in First Phase Production and to complete a feasibility study. In exchange, we assigned MRT an interest to 74% of the net cash flows from First Phase Production and a 54% ownership interest in the Cieneguita project.

To fund our continued operations, we issued $1.5million of convertible debentures in March 2009, of which an aggregate of $880,000 was issued to Mario Ayub, a director of Pan American, and to his affiliated entity, MRT. Pursuant to the terms of the convertible debentures, the holders irrevocably converted the debentures into a 10% ownership interest in the Cieneguita project and a 10% interest in the net cash flows from First Phase Production. In December 2009, Mario Ayub and MRT agreed to resell an aggregate 4% ownership interest in the Cieneguita project back to us, along with 4% of the net cash flows from First Phase Production, in return for $550,000. In a private transaction not involving us, the other holders contributed their remaining 6% ownership interest in the Cieneguita project to a newly formed entity, Marje Minerals SA.

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

In May 2009, we entered into a letter of agreement to sell our Guazapares project located in southwestern Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount for a total consideration of up to $5.3 million. A definitive agreement was signed on July10, 2009 but the closing was subject to the satisfaction of various conditions. The first payment of $3.7 million was released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1.6 million is due if, within 36 months following execution of the letter of agreement (July 10, 2009), either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production.

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

We have a history of operating losses and will need to raise additional capital to fund its planned operations. As at February 28, 2011, we had a working capital deficit of $1,483,000 (2010 - $232,000 working capital) and an accumulated deficit during the development stage of $46,294,000 (2010 – $43,056,000). These conditions raise substantial doubt about our ability to continue as a going concern.

There is no assurance that our operations will be profitable. We have conducted private placements of convertible debt and common stock, which have generated funds to satisfy all of the initial cash requirements of our planned Mexican extraction of its mineralized material and exploration ventures. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

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

Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We maintain such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure.

Internal Control Over Financial Reporting

Management is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of our internal control over financial reporting as of February 28, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of February 28, 2011, the Company had a material weakness in its internal control over financial reporting. Specifically, the management determined that the Company did not have sufficient personnel resources within the accounting function to segregate the duties and lack of oversight by an audit committee. Accordingly, our internal control over financial reporting is ineffective as of February 28, 2011.

To remediate our internal control weaknesses, management intends to implement the following measures:

•

We will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

•

We will add an independent director who is a financial expert to the board.

The additional hiring is contingent upon us getting sufficiently funded through equity or debt for its continued exploration activities and corporate expenses. Our management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Tenure

Mario Ayub	58	Director and Chairman since October 2009

Randy Buchamer	54	Director since July 2010

Miguel DiNanno	57	President and Chief Operating Officer since October 2010

Salil Dhaumya	45	Chief Financial Officer since September 2009

Bruno Le Barber	37	Director since March 2011

Neil Maedel	53	Director since July 2010

Gary Parkison	59	Director since July 2010

George Young	59	Director since September 2009

The directors named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement, plan or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to our board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs. Officers are elected by the board of directors and serve until their successors are appointed by the board of directors. Biographical resumes of each officer and director are as follows:

The following sets forth information regarding the business experience of our directors and executive officers as of February 28, 2011. In addition to the information regarding our directors and skills that led our Board to conclude that the individual should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. We believe they each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our company and our Board.

Mario Ayub

Mr. Ayub has served as a director and Chairman of Pan American since October 2009. He currently serves as President of MRT Investments Ltd. since March 2004 and has served as the President of Minera Rio Tinto S.A. de C.V., a Mexican company, since 1994. Minera Rio Tinto S.A. de C.V. has a joint venture agreement with us to develop and mine our Cieneguita project in Mexico. He is a former President of the Chihuahua Mining Association and of the National Miners Association of Mexico. He graduated in 1976 from the Universidad Iberoamericana in Mexico City with a degree in chemical engineering, and he has completed post-graduate studies in metallurgy at Comision de Fomento Minero and South Dakota University. Mr. Ayub has put seven mines into production over the past fifteen years. Mr. Ayub has previously served as a director of the Company from May 2004 to November 2008. Mr. Ayub is qualified to sit on the Company’s board of directors due to his extensive mining experience, including his role as a senior executive at Minera Rio Tinto.

Randy Buchamer

Mr. Randy Buchamer, age 54, has an extensive background in business administration and finance. Mr. Buchamer has served as the Chairman of Reward Stream, a private B.C., Canada based technology company, since July 2002. From August 2001 to October 2009, Mr. Buchamer was the CEO of Voice Mobility and directed its transformation into a profitable company. From March 1999 to April 2000 Mr. Buchamer was the Managing Director, Operations of The Jim Pattison Group and was responsible for supporting the operations of the companies owned by The Jim Pattison Group. Prior to joining The Jim Pattison Group, Mr. Buchamer was the CIO and later the COO for Mohawk Oil during its restructuring and listing on the Toronto Stock Exchange. At the time, Mohawk was one of Canada’s largest independent petroleum and convenience store retailers. Mr. Buchamer holds an Executive Management Development Degree from Simon Fraser University and a Business Administration Degree from the University of Illinois. He also has significant experience in Securities and Exchange Commission, Toronto Stock Exchange and Sarbanes-Oxley compliance matters. Mr. Buchamer is qualified to sit on the Company’s board of directors due to his significant executive experience and his experience with other publicly traded companies.

Miguel DiNanno

Mr. DiNanno has served as the president since October 2010. Mr. DiNanno previously served as President of Somuncurah S.R.L. and AupaS.A., both of which are mining and energy exploration and development firms focused in Argentina, since 2008. He previously served as the Chief Operating Officer of the Grosso Group, an exploration and new mining business development firm, from 2007 to 2008 and as the Representative and Country Manager in Argentina for Palladon Ventures Ltd., a gold and silver exploration company, from 2005 to 2008. From 2002 to 2005, Mr. Di Nanno served as the Commercial Development Manager in Argentina for Queensland Government and the Australian Industry Group. His prior experience also includes positions as Country Manager in Argentina for Phelps Dodge Corporation and Zone Manager for Canyon Resource Corporation. He has also previously provided consulting services to MIM Exploration, COMINCO, Brancote Holdings, Viceroy Resources, Cyprus Minerals, Mauricio Hochschild, Bema Gold, Northern Orion, and Lakefield Research Ltd. He earned a degree in Mining Engineering – Ore Dressing from the National University of San Juan.  Mr. DiNanno is qualified to sit on the Company’s board of directors due to his extensive mining and engineering experience, and his special focus on mining projects within Argentina.

Salil Dhaumya

Mr. Dhaumya has served as the chief financial officer since September 2009. Mr. Dhaumya currently serves as the corporate controller for IBC Advanced Alloys Corp. since August 2008 and as chief financial officer of War Eagle Mining Company Inc. since August 2010, both Canadian reporting issuers listed on the TSX Venture Exchange. Prior to that time, he served as corporate controller for New Legend Group Ltd., a TSX Venture Exchange-listed capital pool company, from June 2007 to February 2009. Mr. Dhaumya served as our Chief Financial Officer from October 2007 to November 2007. From August 2006 to June 2007, Mr. Dhaumya served as a management consultant at MCSI, providing corporate financial consulting services to Canadian and U.S. listed small reporting companies. From August 2005 to May 2006, Mr. Dhaumya also worked as a business analyst with Heli-One, a division of CHC Helicopters, a company providing helicopter support to the CHC Global Operations and third parties. He has also served as controller of Aquilini Group (also known as Golden Eagle Group), a business conglomerate from March 2002 to July 2005. Mr. Dhaumya graduated with honors in cost accounting at Punjab University in Chandigarh, India in 1986 and is a certified management accountant, a designation obtained in British Columbia, Canada in 2004. It is expected Mr. Dhaumya will spend approximately 70% of his time working for our Company as Chief Financial Officer.

Bruno LeBarber

Mr. Le Barber has served as a director since March 2011. He is a co-founder of Vortex Capital, its Managing Director and co-CIO of Vortex Capital Global Precious Metals Fund Ltd. Prior to that time, Mr. Le Barber spent over three years at Morgan Stanley in London in the GMTS (Global Market Trading Strategy) team. He served as a Vice President and their role was advising internally proprietary trading desk and a large base of Alternative Investment Funds, a global macro team publishing macro-economic studies on a regular basis. Mr. Le Barber also previously served as a global technical strategist and pan-European institutional sales person with ABN Amro in Paris for over two years. Mr. Le Barber began his career as an assistant portfolio manager at Leven Gestion in Paris in 1997, where he took part in the investment committee and was involved in stock selection. Mr. Le Barber holds a Business Degree from Bordeaux's Essica. Mr. LeBarber is qualified to sit on the Company’s board of directors due to his finance experience and his experience in raising funds for development stage mining companies.

Neil Maedel

Mr. Maedel has served as a director since July 2010. Mr. Maedel is a Thailand based financier specializing in international resource projects. Since June 2007, Mr. Maedel served as the Director, Business Development of Manas Petroleum during the period when it acquired interests in Tajikistan, Mongolia, Chile and Albania. Mr. Maedel previously served as a consultant and director of Eden Energy Corp. from October 2004 to December 2006. He is also a director of Andean Invest (Bahamas) through which he acted as an advisor to Pan American during its recent reorganization and continues to advise the company. Mr. Maedel worked as a professional stock trader and researcher in Canada during the 1980’s and has assisted in financing resource companies for the past two decades. Mr. Maedel is qualified to sit on the Company’s board of directors due to his finance experience and his experience in raising funds for development stage mining companies and his service to other mining or energy companies.

Gary Parkison

Mr. Parkison has served as a director since July 2010. Mr. Parkison is a geologist and project manager with diverse expertise regarding the exploration and development of base and precious metals, industrial minerals, and uranium projects. Mr. Parkison is currently President of Praxis Mining Consultants LLC where he has served since November 2008. Mr. Parkison previously served as the Vice President-Exploration and Development for Constellation Copper Corporation from April 2004 to December 2008 and Chief Geologist for Cambior USA, Inc. from 1992 to 2000. He also worked as an exploration geologist for Westmont Mining, Inc. from 1984 to 1992 and for Nicor Mineral Ventures from 1978 to 1984. Mr. Parkison has participated in or been credited for a number of large copper and gold discoveries, and also has had significant experience in the successful completion of feasibility studies and mine development projects. Mr. Parkison has a B.S. degree in geology from UCLA and an M.S. from the University of California at Berkeley. Mr. Parkinson is qualified to sit on the Company’s board of directors due his mining education and his extensive experience in working with development stage mining companies.

George Young

Mr. Young has served as a director of the Company since September 2009. He is the chief executive officer and director of Fellows Energy Ltd., an early stage oil and gas company, since January 2004. Fellows Energy is a US reporting issuer trading on the over-the-counter bulletin board. Mr. Young previously served as Vice President and director of International Royalty Corporation from February 2005 to February 2008. International Royalty Corporation, a Canadian reporting issuer which trades on the Toronto Stock Exchange (“TSX”), is a company which acquires and creates natural resource royalties. Prior to that time, from January 2003 to January 2005, he served as President and director of MAG Silver Corp., a Canadian reporting issuer that trades on the TSX and the American Stock Exchange. MAG Silver is a silver exploration and emerging development company in Mexico. From October 2002 to July 2008, Mr. Young was a director of Palladon Ventures Ltd., a junior exploration and development company based in Salt Lake City, Utah, which trades on the TSX Venture Exchange in Canada. Mr. Young holds a Bachelor of Sciences degree from the University of Utah and a Juris Doctor from the University of Utah, College of Law. Mr. Young is qualified to sit on the Company’s board of directors given his previous mining experience, including his prior experience as a senior executive at International Royalty Corporation and MAG Silver and his prior service as director of Palladon Ventures.

The Board’s Role in Risk Oversight

The Board’s role in risk oversight includes receiving reports from members of management on a regular basis regarding material risks faced by the Company and applicable mitigation strategy and activity, not less than quarterly. The reports cover the critical areas of operations, development, regulatory affairs and legal and financial affairs. The Board and its committees consider these reports; discuss matters with management and identify and evaluate any potential strategic or operational risks, and appropriate activity to address those risks.

Director Independence

We appointed Gary Parkison and Randy Buchamer as directors in July 2010 and Bruno LeBarber in March 2011.  We believe that Mr. Parkison, Mr. Buchamer and Mr. LeBarber are “independent directors,” as that term is defined by applicable listing standards of The Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act. There are no family relationships among any of our directors or executive officers.

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

Board and Committee Attendance

During the last fiscal year, each of our directors attended at least 75% of the total number of meetings of the Board on which such director served during that period.

Executive Sessions

Executive sessions of our independent directors are held at each regularly scheduled meeting of our Board and at other times as necessary. The Board’s policy is to hold executive sessions without the presence of management.

Board Leadership Structure

Mario Ayub serves as Chairman of our Board of Directors. Our Board’s general policy is that separate persons should hold positions of Chairman of the Board and Principal Executive Officer to enhance the Board’s oversight of management. Our Board believes our leadership structure enhances the accountability of our Principal Executive Officer to the Board, balances power on our Board and encourages balanced decision making. Our Board also separated the roles in recognition of the differences in roles. While our Principal Executive Officer is responsible for the day-to-day leadership of the Company, the Chairman of the Board provides guidance to the Board, sets the agenda for Board meetings and presides over the meetings of the full Board and the meetings of the Board’s non-management directors. The Board Chairman also provides performance feedback on behalf of the Board to our Principal Executive Officer. The Board intends to carefully evaluate from time to time whether our Principal Executive Officer and Chairman positions should remain separate based on what the Board believes is best for the Company and its stockholders.

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

Executive Compensation

Our Board reviews and sets our general compensation policies and executive compensation, including officer salary levels, incentive compensation programs and share-based compensation. Our Board also has the exclusive authority to administer our stock option plan. Miguel DiNanno, our president, has abstained from any Board discussions with respect to his compensation.

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

Stockholder Nominees

Our Board will consider written proposals from stockholders for nominees for director. Any such nominations should be submitted to the Board c/o the secretary of the Company and should include the following information: (i) with respect to each nominee, (a) the name, age, business address and residence address of the nominee, (b) the principal occupation or employment of the nominee, (c) the class and number of shares of the Company that are beneficially owned by the nominee, (d) a description of all arrangements or understandings between the stockholder submitting the nomination and the nominee pursuant to which the nomination is to be made by the stockholder, and (e)any other information relating to the nominee that is required to be disclosed in solicitations of proxies for the election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (ii) with respect to the stockholder submitting the nomination, (a) the name and address of the stockholder, as they appear on our books, (b) the class and number of shares of the Company that are beneficially owned by the stockholder and (c) any material interest of the stockholder in the nomination. Such information should be submitted in the time frame described under our proxy statement.

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

Communications with Directors

Stockholders who wish to communicate with our Board may do so by writing to our corporate secretary at our principal executive office located at 595 Howe Street, Unit 906, Vancouver, BC. Canada. V6C 2T5.

Code of Ethics

Our Board of Directors adopted a code of business conduct and ethics policy, the “Code of Ethics”. The Code of Ethics allows us to focus our Board and each Director and officer on areas of ethical risk, provide guidance to Directors to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct and help foster a culture of honesty and accountability. A copy of our Code of Ethics may be obtained by writing to our corporate secretary at 595 Howe Street, Unit 906, Vancouver, BC. Canada. V6C 2T5.  Any amendments to, or waivers from, a provision of our code of ethics that applies to any of our executive officers will be posted on our website in accordance with the rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by SEC regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, except as set forth below, we believe that during the fiscal year ended February 28, 2011, our directors, officers and 10% holders complied with the filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.EXECUTIVE COMPENSATION.

The following table sets forth executive compensation for our named executive officers for the fiscal years ended February 28, 2011 and 2010.

Summary Compensation Table

Name And Principal Position	Fiscal year Ended February	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(1)	All Other Compensation ($)	Total ($)

Miguel DiNanno President(2)	2011 2010	44,194 -	- -	- -	187,000 -	- -	231,194 -

Salil Dhaumya CFO(3)	2011 2010	84,000 39,833	- -	- -	- 189,000	- -	84,000 228,833

George Young, Former President(4)	2011 2010	76,645 53,333	- -	- -	- 333,000	- -	76,645 386,333

Francisco Quiroz Former President(5)	2011 2010	- 102,000	- -	- 280,000	- -	- -	- 382,000

(1)

Column represents the aggregate grant date fair value of stock options granted to the named executives recognized for financial statement reporting purposes in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)

In October 2010, Mr. DiNanno was appointed President.

(3)

On September 21, 2009, Mr. Dhaumya was appointed as Chief Financial Officer.

(4)

In October 2010, Mr. Young resigned as President.

(5)

On November 16, 2009, Mr. Quiroz resigned as President.

Employment Agreements

On October 15, 2010, the Company has entered into an employment agreement with Mr. Miguel DiNanno to serve as the Company’s President and Chief Operating Officer. He receives a monthly salary of $10,000. On January 24, 2011, the Company also granted Mr. Di Nanno options to purchase 1,000,000 shares of our common stock pursuant to our 2009 Nonqualified Stock Option Plan and form of Nonqualified Stock Option Agreement. The options vest in six equal installments, with the first installment vesting on the grant date and the remaining installments vesting every six months thereafter. The options have an exercise price of $0.20 per share.

Grants of Plan-Based Awards

Name	Grant Date	Number of Shares of Stock or Units	Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Options Awards

Miguel DiNanno	01/24/2011	-	1,000,000	-	$187,000

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Miguel DiNanno	166,667	833,333(1)	Nil	0.20	2/24/2021

George Young	750,000	250,000(2)	Nil	0.36	9/21/2019

Salil Dhaumya	25,000(3)	-	Nil	0.90	12/21/2017
	166,667	33,333(4)	Nil	0.16	02/10/2019
	375,000	125,000(5)	Nil	0.44	11/01/2019
(1)

Mr. DiNanno received 1,000,000 options under the 2009 Nonqualified Stock Option Plan. These options vest in six equal installments, with the first installment vesting on January 24, 2011. The remaining 833,333 options vest as: 166,667 options vest on July 24, 2011, 166,667 options vest on January 24, 2012, 166,667 options vest on July 24, 2012, 166,666 options vest on January 24, 2013 and 166,666 options vest on July 24, 2013.

(2)

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

(3)

Mr. Dhaumya received 25,000 options under the 2007 Nonqualified Stock Option Plan. These options vested every six months over a two and a half year period beginning on the initial grant date. The remaining 4,165 options vest on June 21, 2010.

(4)

Mr. Dhaumya received 200,000 options under the 2008 Nonqualified Stock Option Plan. These options vest every six months over a two and a half year period beginning on the initial grant date. The remaining 33,333 options vest on August 10, 2011.

(5)

Mr. Dhaumya received 500,000 options under the 2009 Nonqualified Stock Option Plan. These options vest in eight equal installments, with the first installment vesting on November 1, 2009. The remaining 125,000 options vest as: 62,500 options vest on May 1, 2012, and 62,500 options vest on August 1, 2012.

Options Granted During the Last Fiscal Year

As of February 28, 2011, the Company granted 1,000,000 options under the 2009 Option Plan during the prior fiscal year.

Aggregate Option Exercises in Last Fiscal Year

None of the named executive officers exercised options during the year ended February 28, 2011.

Director Compensation

The following table sets forth information concerning the compensation paid to each of our non-employee directors during the fiscal year ended February 28, 2011 for their services rendered as directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR ENDED FEBRUARY 28, 2011

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)1)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mario Ayub	120,000(2)	-	-	-	-	-	120,000

John Clair	13,333(3)	-	-	-	-	-	13,333

Neil Maedel	80,000(4)	-	142,000	-	-	-	242,000

Gary Parkison	14,400	-	142,000	-	-	-	156,400

George Young	8,000	-	-	-	-	-	8,000

Randy Buchamer	14,400	-	142,000	-	-	-	156,400

(1)

No option awards have been granted to the directors as compensation for their service as director.

(2)

Represents $120,000 of fees paid pursuant to the Consulting Agreement, dated September 21, 2009, entered into with MRT, an entity affiliated with Mario.

(3)

Represents $13,333 of fees paid pursuant to the Consulting Agreement, dated September 21, 2009, entered into with the Decerto Group, an entity affiliated with John Clair. On May 21, 2010, Mr. Clair resigned from our board of directors.

(4)

Represents $80,000 of fees paid relating to corporate development, investor relations and corporate finance advisory services.

Directors are reimbursed for their reasonable out-of-pocket expenses incurred while attending board or committee meetings.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of May 18,2011 of each person known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 59,618,826 shares outstanding on May 18, 2011, and assuming the exercise of any options, which are presently exercisable as of May 18,2011.

Name and Address	Amount and Nature of Beneficial Owner	Percent of Class

Mario Ayub Pascual Orozco # 2117-A Chihuahua, Chih. 31310 Mexico	8,573,333(1)	14.38%

Neil Maedel 173-4 Moo 4 Noppararhara 12 Muang, Krabi, Thailand	8,775,000(4)	14.72%

The following table sets forth information regarding the beneficial ownership of our common stock as of May18,2011 by each of our directors; each of our executive officers; and our executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Owner	Percent of Class

Mario Ayub Pascual Orozco # 2117-A Chihuahua, Chih. 31310 Mexico	8,573,333(1)	14.38%

George Young 402 Linden Borger, TX79007	1,065,000(2)	1.79%

Salil Dhaumya 8895 – 112A Street, Delta, BC. Canada V4C 4Z8	879,167(3)	1.47%

Neil Maedel 173-4 Moo 4 Noppararhara 12 Muang, Krabi, Thailand	8,775,000(4)	14.72%

Gary Parkison 1194 Silverheels Drive Larkspur, CO 80118	375,000(5)	0.63%

Bruno LeBarber P.O Box 309 Ugland House George Town, Grand Cayman, KY1 - 1104 Cayman Islands	2,918,785(6)	4.90%

Randy Buchamer 4275 Canterbury Crescent North Vancouver, BC. Canada V7R 3A8	375,000(7)	0.63%

Dr. Alex Becker	2,645,833(8)	4.44%

Miguel Di Nanno San Martin 3625 - San Carlos de Bariloche Rio Negro Province Argentina. 8400	166,667(9)	0.28%
All officer and directors as a group	25,773,785	43.23%
(1)

Includes 1,458,000 shares held by MRT Investments Inc, 3,333,333 shares held by Minera Rio Tinto SA DE CV and 1,115,333 shares owned by family members or companies owned by family members. Also includes 700,000 vested options owned by Mr. Ayub and 1,966,667 vested warrants owned by MRT Investments Inc.

(2)	Includes 95,000 shares owned by Mr. Young. Also includes 875,000 vested options and 95,000 warrants, which are owned by Mr. Young.

(3)	Includes 125,000 shares and 125,000 warrants held by Koios Corporate Financial Services Ltd. Also includes 629,167 vested options owned by Mr. Dhaumya.

(4)

Includes 1,550,000 shares held by Andean Invest and150,000 shares held by family members. Also includes 6,550,000 warrants held by Andean Invest, 375,000 vested warrants held by Neil Maedel and 150,000 warrants held by family members.

(5)	Includes 375,000 vested warrants held by Mr. Parkison.

(6)	Includes 250,000 vested warrants held by Mr. LeBarber and 2,668,785 shares held by Vortex Capital Ltd., of which, Mr. LeBarber is the managing director.

(7)	Includes 375,000 warrants held by Mr. Buchamer.

(8)	Includes 1,250,000 shares, 83,333 vested options and 1,312,500 vested warrants held by Dr. Becker.

(9)	Includes 166,667 vested options held by Mr. DiNanno.

EQUITY COMPENSATION PLAN

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of February 28, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	32,561,733	$0.43	25,000

Equity compensation plans not approved by security holders	-0-	$0.00	-0-

Total	32,561,733	$0.43	25,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except for those noted below, we have not engaged in any transaction since February 28, 2010 in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for fiscal 2010 and 2009 and in which any of our directors, named executive officers or any holder of more than 5% of our Class A common stock, or any member of the immediate family of any of these persons or entities controlled by any of them, had or will have a direct or indirect material interest.

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

In February, 2011, we entered into private placement subscription agreements, with certain U.S. accredited investors and certain non-U.S. investors for the private placement of 6,560,000 unregistered shares of the common stock with 100% warrant coverage at a purchase price of $0.20 per unit. The Company retains the right to increase the size of the private placement. The warrants have an exercise price of $0.30 per share for a two-year term. Koios Corporate Financial Services Ltd., a limited liability company affiliated with Salil Dhaumya, our chief financial officer, purchased 125,000 unregistered shares of common stock with 100% warrant coverage, and Neil Maedel, a director in the Company, converted $10,000 of its debt into 50,000 unregistered shares of common stock with 100% warrant coverage in the private placement.

Indemnification of Officers and Directors

Our articles of incorporation, as amended, provide that, to the fullest extent permitted by Delaware law, our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director's or officer's fiduciary duty. The effect of this provision of our articles of incorporation, as amended, is to eliminate our rights and our shareholders’ rights (through shareholders' derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our Articles of Incorporation, as amended, are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act" or "Securities Act") may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Conflicts of Interest

Salil Dhaumya, our chief financial officer, will only devote a portion of his time to our affairs. In addition, other officers of the Company may have business interests outside of the Company. There will be occasions when the time requirements of our business conflict with the demands of the officers’ other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Meyler& Company LLC for the audit of our annual financial statements were $50,000 for the fiscal year ended February 28, 2011 and $80,000 for the fiscal year ended February 28, 2010. The aggregate fees billed by Meyler& Company LLC for review of our financial statements included in its quarterly reports on Form 10-Q were $15,000 during the year ended February 28, 2011 and $33,325 during the year ended February 28, 2010.

Audit-Related Fees

The aggregate fees billed by Meyler & Company LLC for assurance and related services that were related to its audit or review of our financial statements were $nil and $nil during the fiscal years ending February 28, 2010andFebruary 28, 2009.

Tax Fees

The aggregate fees billed by Meyler & Company LLC for tax compliance, advice and planning were $nil for the fiscal year ended February 28, 2011 and $nil for the fiscal year ended February 28, 2010.

All Other Fees

Meyler & Company LLC billed the Company $nil for reviewing our response to SEC’s comment letter and $nil for providing an opinion letter for the Registration Statement during the fiscal year ended February 28, 2011 and $2,628 and $19,175, respectively for the fiscal year ended February 28, 2010.

ITEM 15. EXHIBITS

Exhibit Number	Description
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

10.6

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

10.8

Entry into a material definitive agreement for development of Cieneguita project with Minera Rio Tinto (herein incorporated by reference from our current report on Form 8-K dated February 17, 2009 filed with the Securities and Exchange Commission on February 18, 2009).

10.9

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

10.10

Form of Private Placement Subscription Agreement, dated September 21, 2009, by and between the Company and the U.S. investors named therein (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.11

Form of Private Placement Subscription Agreement, dated September 21, 2009, by and between the Company and the Canadian and Non-U.S. investors named therein (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.12

Form of Warrant, by and between the Company and the U.S. subscribers (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.13

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

10.17

Employment Agreement, dated September 21, 2009, by and between the Company and Manuel Flores (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).#

10.18

Employment Agreement, dated September 21, 2009, by and between the Company and George Young (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).#

10.19

Consulting Agreement dated September 21, 2009, by and between the Company and MRT Investments Ltd. (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.20

Employment Agreement, dated September 21, 2009, by and between the Company and Salil Dhaumya (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).#

10.21

Form of Amendment No. 1 to the Private Placement Subscription Agreement, dated November 5, 2009, by and between the Company and the U.S. investors named therein (herein incorporated by reference from the Company’s current report on Form 8-K dated November 5, 2009, and filed with the Securities and Exchange Commission on November 12, 2009).

10.22

Form of Amendment No. 1 to the Private Placement Subscription Agreement, dated November 5, 2009, by and between the Company and the Canadian and Non-U.S. investors named therein (herein incorporated by reference from the Company’s current report on Form 8-K dated November 5, 2009, and filed with the Securities and Exchange Commission on November 12, 2009).

10.23

Securities Purchase Agreement, dated December 23, 2009 by and between the Company and Mr. Ayub (herein incorporated by reference from the Company’s current report on Form 8-K dated December 23, 2009, and filed with the Securities and Exchange Commission on December 23, 2009).

10.24

Form of Warrant, by and between the Company and Mr. Ayub (herein incorporated by reference from the Company’s current report on Form 8-K dated December 23, 2009, and filed with the Securities and Exchange Commission on December 23, 2009).

10.25

Acknowledgment and Agreement, by and among the Company, Sunburst Mining De Mexico, S.A. De C.V., Minera Rio Tinto S.A. and Marje Minerals S.A. (herein incorporated by reference from our current report on Form 8-K dated December 23, 2009 filed with the Securities and Exchange Commission on December 23, 2009).

10.26

Amendment No. 1 to the material definitive agreement for development of Cieneguita project with Minera Rio Tinto and Marje Minerals (herein incorporated by reference from our current report on Form 8-K dated December 23, 2009 filed with the Securities and Exchange Commission on December 23 2009).

10.27

Cancellation of Debt and Release Agreement, dated December 23, 2009, by and among the Company, and Minera Rio Tinto S.A. and Mr. Ayub (herein incorporated by reference from the Company’s current report on Form 8-K dated December 23, 2009, and filed with the Securities and Exchange Commission on December 23, 2009).

10.28	Form of Indemnification Agreement for officers and directors (filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on July 6, 2010).

10.29	Employment Agreement, dated October 15, 2010, by and between the Company and Miguel DiNanno.*

10.30

Form of the Private Placement Subscription Agreement, by and between the Company and the Canadian and Non-U.S. investors named therein (herein incorporated by reference from the Company’s current report on Form 8-K dated March 8, 2011, and filed with the Securities and Exchange Commission on March 8, 2011).

10.31

Form of the Private Placement Subscription Agreement, by and between the Company and the U.S. investors named therein (herein incorporated by reference from the Company’s current report on Form 8-K dated March 8, 2011, and filed with the Securities and Exchange Commission on March 8, 2011).

10.32

Form of Warrant, by and between the Company and the Canadian and Non-U.S. subscribers (herein incorporated by reference from the Company’s current report on Form 8-K dated March 8, 2011, and filed with the Securities and Exchange Commission on March 8, 2011).

10.33

Form of Warrant, by and between the Company and the U.S. subscribers (herein incorporated by reference from the Company’s current report on Form 8-K dated March 8, 2011, and filed with the Securities and Exchange Commission on March 8, 2011).

10.35

Material Agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectares Cerro Delta project (the “Project”) in northwest La Rioja Province, Argentina.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.*

32.1	Certification of the Chief Executive Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2011	PAN AMERICAN GOLDFIELDS LTD.

By: /s/ Miguel F. Di Nanno
Miguel F. Di Nanno
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Miguel F. Di Nanno	President	June 13, 2011
Miguel F. Di Nanno	(Principal Executive Officer)

/s/ Salil Dhaumya	Chief Financial Officer	June 13, 2011
Salil Dhaumya	(Principal Financial And Accounting Officer)

/s/ Mario Ayub	Director	June 13, 2011
Mario Ayub

/s/ Gary Parkison	Director	June 13, 2011
Gary Parkison

/s/ George Young	Director	June 13, 2011
George Young

/s/ Bruno LeBarber	Director	June 13, 2011
Bruno LeBarber

/s/ Randy Buchamer	Director	June 13, 2011
Randy Buchamer

/s/ Neil Maedel	Director	June 13, 2011
Neil Maedel

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2011 and 2010

MEYLER & COMPANY, LLC

ONE ARIN PARK

1715 HIGHWAY 35

MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Pan American Goldfields Ltd.

Broomfield, Colorado

We have audited the accompanying consolidated balance sheets of Pan American Goldfields Ltd. ( a Development Stage Company) as of February 28, 2011 and 2010 and the related consolidated statements of stockholders’ equity (deficiency), operations and comprehensive income (loss), and cash flows for the two year period ended February 28, 2011 and for the period from March 1, 2004 (Inception of Development Stage) to February 28, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  Pan American Goldfields Ltd. as of February 28, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2011 and for the period from March 1, 2004 (Inception of Development Stage) to February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a history of operating losses and a cumulative loss during the development stage of $46,293,923. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Meyler & Company, LLC

Middletown, NJ

June 13, 2011

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	February 28, 2011	February 28, 2010

Assets

Current
Cash and cash equivalents	$407,912	$3,377,404
Accounts receivable	409,692	137,933
Prepaid expenses	136,141	310,953
Deposits	150,000	-
	1,103,745	3,826,290

Equipment (note 4)	217,875	242,887

Total assets	$1,321,620	$4,069,177

Liabilities

Current
Accounts payable and accrued liabilities	$1,690,208	$2,772,572
Loans payable (note 9)	12,876	45,303
Promissory notes (note 7)	884,022	775,975
Total liabilities	2,587,106	3,593,850

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 10)
Issued: nil
Common stock
Authorized: 200,000,000 shares without par value
Issued: 54,003,827 (2010 –53,753,827) (note 11)	30,750,401	30,700,401
Additional paid-in capital	15,262,405	14,438,352
Stock subscriptions	781,000	166,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the development stage	(46,293,923)	(43,055,507)
Accumulated other comprehensive income	238,058	229,508
Total stockholders’ equity (deficiency)	(1,265,486)	475,327

Total liabilities and stockholders’ equity (deficiency)	$1,321,620	$4,069,177

Going-concern (note 3)

Commitments (notes 6 and 13)

Subsequent events (note 17)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

Period from March 1, 2004 (Inception of Development Stage) to February 28, 2011

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

Period from March 1, 2004 (Inception of Development Stage) to February 28, 2011

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

Period from March 1, 2004 (Inception of Development Stage) to February 28, 2011

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the development stage	Accumulated Other comprehensive income (loss)	Total stockholders’ equity (deficiency)

Balance, February 29, 2008	25,380,502	$22,978,654	$11,155,687	$ 330,000	$(2,003,427)	$(33,828,011)	$ (10,348)	$(1,377,445)

Notes converted into shares	2,936,028	1,470,522	-	-	-	-	-	1,470,522
Options issued	-	-	603,801	-	-	-	-	603,801
Warrants issued	-	-	122,260	-	-	-	-	122,260
Fair value of warrants embedded in convertible debentures	-	-	480,800	-	-	-	-	480,800
Value of beneficial conversion feature of convertible debentures	-	-	312,399	-	-	-	-	312,399
Stock subscriptions	-	-	-	121,258	-	-	-	121,258
Shares issued for subscriptions	330,000	330,000	-	(330,000)	-	-	-	-
Accounts payable settled with shares	206,000	103,000	-	-	-	-	-	103,000
Shares issued for services	672,000	262,090	-	-	-	-	-	262,090
Shares issued to management as bonuses	1,050,000	232,750	-	-	-	-	-	232,750
Cash received for options issued	-	-	1,961	-	-	-	-	1,961
Shares issued on private placement	444,772	179,885	-	-	-	-	-	179,885
Foreign exchange translation adjustment	-	-	-	-	-	-	460,072	460,072
Net loss for the year	-	-	-	-	-	(8,036,208)	-	(8,036,208)

Balance, February 28, 2009	31,019,302	$25,556,901	$12,676,908	$ 121,258	$(2,003,427)	$(41,864,219)	$449,724	$(5,062,855)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

Period from March 1, 2004 (Inception of Development Stage) to February 28, 2011

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the development stage	Accumulated Other comprehensive income (loss)	Total stockholders’ equity (deficiency)

Balance, February 28, 2009	31,019,302	$25,556,901	$12,676,908	$ 121,258	$(2,003,427)	$(41,864,219)	$449,724	$(5,062,855)

Notes converted into shares	3,333,333	1,000,000	-	-	-	-	-	1,000,000
Options issued	-	-	720,202	-	-	-	-	720,202
Warrants issued	-	-	1,172,500	-	-	-	-	1,172,500
Fair value of warrants embedded in convertible debentures	-	-	165,042	-	-	-	-	165,042
Value of beneficial conversion feature of convertible debentures	-	-	98,700	-	-	-	-	98,700
Shares issued for subscriptions	404,193	121,258	-	(121,258)	-	-	-	-
Shares issued for management bonus	1,000,000	280,000	-	-	-	-	-	280,000
Accounts payable settled with shares	2,504,142	751,242	-	-	-	-	-	751,242
Notes settled with shares	2,250,000	250,000	-	-	-	-	-	250,000
Shares issued for services	492,857	158,500	-	-	-	-	-	158,500
Shares issued for interest costs	250,000	82,500	-	-	-	-	-	82,500
Financing costs	-	-	(245,000)	-	-	-	-	(245,000)
Finders’ fees on private placement	-	-	(150,000)	-	-	-	-	(150,000)
Shares issued on private placement	12,500,000	2,500,000	-	-	-	-	-	2,500,000
Subscription proceeds on private placement	-	-	-	50,000	-	-	-	50,000
Accounts payable converted to subscriptions	-	-	-	116,000	-	-	-	116,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(220,216)	(220,216)
Net loss for the year	-	-	-	-	-	(1,191,288)	-	(1,191,288)

Balance, February 28, 2010	53,753,827	$30,700,401	$14,438,352	$ 166,000	$(2,003,427)	$(43,055,507)	$229,508	$475,327

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

Period from March 1, 2004 (Inception of Development Stage) to February 28, 2011

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the development stage	Accumulated Other comprehensive income (loss)	Total stockholders’ equity (deficiency)

Balance, February 28, 2010	53,753,827	$30,700,401	$14,438,352	$ 166,000	$(2,003,427)	$(43,055,507)	$ 229,508	$ 475,327

Options issued	-	-	824,053	-	-	-	-	824,053
Shares issued for subscriptions	250,000	50,000	-	(50,000)	-	-	-	-
Subscription proceeds	-	-	-	640,000	-	-	-	640,000
Debt converted into subscription proceeds	-	-	-	25,000	-	-	-	25,000
Foreign exchange translation adjustment	-	-	-	-	-	-	8,550	8,550
Net loss for the year	-	-	-	-	-	(3,238,416)	-	(3,238,416)

Balance, February 28, 2011	54,003,827	$ 30,750,401	$15,262,405	$ 781,000	$ (2,003,427)	$(46,293,923)	$ 238,058	$(1,265,486)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. Dollars)

			Period from March 1, 2004 (Inception of Development
	Year Ended		Stage)
	February 28,	February 28,	to February 28,
	2011	2010	2011

Net sales	$1,158,923	$524,510	$1,683,433
Cost of goods sold	583,760	274,593	858,353
Gross profit	575,163	249,917	825,080

Expenses
General and administrative	2,578,022	4,273,697	19,585,938
Mineral exploration	400,415	937,843	9,240,484
Impairment of mineral property costs	719,031	206,528	17,310,274

Operating loss	(3,122,305)	(5,168,151)	(45,311,616)

Other income (expenses)
Deposit on equipment written off	(25,300)	-	(25,300)
Foreign exchange (loss)	(114,270)	(42,758)	(349,778)
Interest	(90,360)	(434,649)	(5,314,182)
Other income	65,691	193,331	259,022
Gain on disposal of assets	15,130	-	15,130
Loss on sale of assets	-	4,389,954	4,388,374
Gain (loss) on settlement of debt (note 6)	32,998	(129,015)	44,427

Net loss	(3,238,416)	(1,191,288)	(46,293,923)

Other comprehensive income (loss)
Foreign exchange translation adjustment	8,550	(220,216)	238,058

Total comprehensive loss	$(3,229,866)	$(1,411,504)	$(46,055,865)

Total loss per share – basic and diluted	$(0.06)	$(0.03)

Weighted average number of shares of
common stock – basic and diluted	53,957,252	39,978,569

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	Year Ended February 28		Period From March 1, 2004 (Inception of Development Stage) to February 28,
	2011	2010	2011
Operating activities
Net loss	$(3,238,416)	$(1,191,288)	$(46,293,923)
Adjustments to reconcile net (loss) to net cash flows
Write-off of note receivable	-	-	57,500
Impairment of mineral property costs	-	-	13,645,000
Shares issued for consulting services	-	158,500	510,590
Shares issued for interest costs	-	82,500	82,500
Amortization	50,365	72,094	305,383
Discount on convertible debenture	-	86,191	569,549
Deposit on equipment written off	25,300	-	25,300
Gain on disposal of assets	(15,130)	-	(15,130)
Gain on sale of assets	-	(4,389,954)	(4,389,954)
Gain (loss) on settlement of debt	(32,998)	129,015	(86,242)
Stock-based compensation	824,053	2,172,701	10,966,611
Beneficial conversion feature	-	51,192	4,081,091
Net change in operating assets and liabilities:
Prepaid expense	262,193	(357,835)	(132,088)
Accounts receivable	(142,392)	432,794	(35,545)
Customer deposits	(150,000)	-	(194,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	(1,169,025)	3,826,921	6,736,951
Cash used in operating activities	(3,586,050)	1,072,831	(14,057,879)
Investing activity
Sale of equipment	-	29,437	33,316
Purchase of property and equipment	(14,226)	(23,258)	(602,473)
Cash used in investing activity	(14,226)	6,179	(569,157)
Financing activities
Proceeds from loans payable	28,500	33,750	288,067
Proceeds from notes payable	-	98,531	3,162,196
Proceeds from convertible debentures	-	1,673,510	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(61,108)	(63,162)	(268,310)
Repayment of notes payable	(44,674)	(158,676)	(586,620)
Repayment of convertible debentures	-	(1,521,047)	(2,051,047)
Stock subscriptions	640,000	-	931,258
Issuance of common stock (net)	-	2,100,000	2,756,994
Cash provided by financing activities	562,718	2,162,906	14,917,415
Inflow of cash and cash equivalents	(3,037,558)	3,241,916	290,379
Effect of foreign currency translation on cash	68,066	96,784	95,456
Cash and cash equivalents, beginning	3,377,404	38,704	22,077
Cash and cash equivalents, ending	$407,912	$3,377,404	$407,912

Supplemental cash flow information (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

1.

BASIS OF PRESENTATION

Pan American Goldfields Ltd. (formerly Mexoro Minerals, Ltd and Sunburst Acquisitions IV, Inc.) ("Panam" or the “Company”) was incorporated in the state of Delaware on March 23, 2010 and on July 2, 2010 changed its name to Pan American Goldfields Ltd. pursuant to an agreement and plan of merger between the Company and Mexoro Minerals Ltd. The Company was formed to seek out and acquire business opportunities. Between 1997 and 2003, the Company was engaged in two business acquisitions and one business opportunity, none of which generated a significant profit or created sustainable business. All were sold or discontinued. The Company had previously been pursuing various business opportunities and, effective March 1, 2004, the Company changed its operations to mineral exploration. Currently, the main focus of the Company’s operations is in Mexico.

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

2.

SIGNIFICANT ACCOUNTING POLICIES

(a)

Principles of consolidation

The accompanying financial statements include the accounts and activities of the Company and its wholly-owned subsidiary, Sunburst de Mexico. All intercompany balances and transactions have been eliminated in consolidation.

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

(iii)

Credit risk

The Company's financial assets that are exposed to credit risk consist primarily of cash that is placed with major financial institutions. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. On February 28, 2011, the Company had $50 at Chase Bank and $25,310 at Wells Fargo in the US, $12,653 at HSBC bank in Mexico and $369,898 held in escrow by the Company’s attorney.

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

All equipment is held by Sunburst de Mexico in Mexico.

(d)

    Cash and cash equivalents

                       The Company considers all highly liquid debt instruments purchased with an original maturity of three months or lessto be cash equivalents.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

 2.        SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(f)

Basic and diluted income (loss) per share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the ifconverted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All previously stated share and per share balances have been restated to give retroactive effect to the 1:50 reverse stock split that occurred on February 15, 2006. Dilutive loss per share has not been presented because the effects of all common share equivalents were anti-dilutive.

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

 2.         SIGNIFICANT ACCOUNTING POLICIES (continued)

(i)

Consideration of other comprehensive income items

ASC 220 “Comprehensive Income” requires companies to present comprehensive income (consisting primarily of net loss plus other direct equity changes and credits) and its components as part of the basic financial statements.

(j)

Stock-based compensation

The Company utilizes the fair value recognition provisions of ASC 718 “Compensation – Stock Compensation” (formerly, SFAS No. 123R “Share Based Payments”), which requires the company to use the Black-Scholes pricing model to estimate the fair value of the options at the grant date.

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

(k)

Income taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized. The Financial Accounting Standards Board (FASB) has issued ASC 740 “Income Taxes” (formerly, Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – An Interpretation of FASB Statement No. 109 (FIN 48)). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740. As a conclusion, the tax position of the Company has not met the more-likely-than-not threshold as of February 28, 2011.

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

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

The Company is in an early stage of mineral exploration and has no known reserves as of February 28, 2011. Accordingly, the Company cannot reasonably estimate the fair value of those obligations because of their indeterminate settlement dates.

(n)

Revenue recognition

The Company recognized revenue when persuasive evidence of an arrangement exists, shipment has occurred, the price is determinable and collection is reasonably assured. All revenues resulted from the proportionate consolidation of the joint venture with MRT, as discussed in Note 5.

(o)

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

(o)

Recent accounting pronouncements (continued)

(iiii)        In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

 (v)       In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

(o)

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

(vi)

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

(o)

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

(xi)        Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements

(ix)

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at February 28, 2011, the Company had a cumulative loss, during its development period, of $46,293,923 (February 28, 2010 - $43,055,507). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations from its investment in a Mexican mining venture (note 6). In addition, the Company has conducted private placements of convertible debt and common stock (notes 8 and 11), which have generated a portion of the initial cash requirements for its planned Mexican mining ventures (note 6).

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

In February 2011, the Company entered into private placement subscription agreements, with certain U.S. accredited investors and certain non-U.S. investors for 5,000,000 unregistered shares of common stock with 100% warrant coverage at a purchase price of $0.20 per unit. The warrants have an exercise price of $0.30 per share with a two-year term. As of February 28, 2011, the Company has received aggregate gross proceeds, prior to any expenses, from the private placement of $640,000.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

EQUIPMENT

	February 28, 2011			February 28, 2010
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Software	$ 24,616	$ 17,882	$ 6,734	$ 6,357
Machinery	297,819	117,396	180,423	198,850
Vehicles	96,263	76,490	19,773	22,998
Computers	29,902	28,972	930	3,557
Office equipment	17,454	7,439	10,015	11,125
	$ 466,054	$ 248,179	$ 217,875	$ 242,887

JOINT VENTURE WITH MRT

On February 12, 2009, the Company entered into a joint venture through a definitive agreement for development of its Cieneguita project with MRT. The purpose of the joint venture is to put Cieneguita property into production. As per the agreement, MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000. MRT will spend 100% of the funds in exchange for a 75% interest in the net cash flow from production. The agreement was amended in December 2009 for MRT to earn a 74% interest in the net cash flow from production (note 6). The agreement limits the mining of the mineralized material that is available from the surface to a depth of 15 meters or approximately 10% of the mineralized material found as of the date of the definitive agreement. The Company incurs no obligations to the joint venture’s creditors as the operations and working capital requirements are controlled by MRT as such the Company has concluded that it is not the primary beneficiary of the joint venture. Accordingly, the Company’s share of income and expenses are reflected in these financial statements under the proportionate consolidation method.

The Company’s proportionate share of revenues was $1,158,923 and proportionate share of the net loss was $225,304 for the year ended February 28, 2011. The Company’s proportionate share of accounts receivable of the joint venture was $170,897 at February 28, 2011. The joint venture did not have any other assets or liabilities at February 28, 2011.

MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the year ended February 28, 2011:

	Sahuayacan	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$ 67,063	$ -	$ -	$ -	$ 67,063
Geological, geochemical, geophysics	148,191	-	5,413	1,277	154,881
Land use permits	10,360	14,775	3,712	-	28,847
Automotive	-	54	-	-	54
Travel	2,429	9,880	6,131	-	18,440
Consulting	7,501	62,107	13,159	-	82,767
Equipment	1,006	4,327	2,152	-	7,485
General	8,162	22,898	9,818	-	40,878
	$ 244,712	$ 114,041	$ 40,385	$ 1,277	$ 400,415

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

6.

MINERAL PROPERTIES (continued)

The Company incurred exploration expenses as follows in the year ended February 28, 2010:

	Sahuayacan	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$ 119,004	$ 69,339	$ -	$ -	$ 188,343
Geological, geochemical, geophysics	161,015	119,837	-	1,026	281,878
Land use permits	5,174	131,825	4,077	-	141,076
Travel	12,747	18,855	-	-	31,602
Consulting	43,097	132,768	-	-	175,865
Equipment	4,362	5,541	-	-	9,903
General	37,598	71,424	154	-	109,176
	$ 382,997	$ 549,589	$ 4,231	$ 1,026	$ 937,843

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

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

Based on production at Cieneguita, the Company paid $120,000 during the fiscal year ended February 28, 2011 to the Cieneguita owners. As of February 28, 2011, Corporativo Minero has been paid a total of $950,000 for the Cieneguita property. The Company is not in default on its payments for the Cieneguita property.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

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

Years Ended February 28, 2011 and 2010

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

6.

MINERAL PROPERTIES (continued)

(a)

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

(b)

The Company agreed to issue 1,000,000 additional shares of the Company’s common stock to MRT if and when the Cieneguita Property is put into production and reaches 85% of production capacity over a 90-day period, as defined in the New Agreement; and

(c)

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

CERRO DELTA

In February 2011, the Company management entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectare Cerro Delta project in northwest La Rioja Province, Argentina. Under the terms of the agreement, the Company must pay $150,000 upon signing, and $200,000 on the first anniversary, $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Project payable on the sixth anniversary of the signing. The vendor will retain a 1% NSR. (Note 17)

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

7.

PROMISSORY NOTES

As at February 28, 2011, the Company had $884,022 (February 28, 2010 - $775,975) of promissory notes outstanding, comprising the following:

(a)

During the year ended February 29, 2008, the Company converted accounts payable of $465,994 (Swiss Franc (“CHF”) 565,000) into promissory notes. The Company had an implied obligation to pay the accounts payable in CHF as the funds to pay the expense came from Swiss investors in CHF. Accordingly, the promissory notes were issued in CHF. The notes consist of one warrant for each CHF 5.00 of notes issued, exercisable at $1.00 each. The principal and interest on the notes became due and payable on April 30, 2008. The Company has not repaid the promissory notes as of February 28, 2011 and is in default. The principal and interest on the notes due and payable as of February 28, 2011 was $826,984. The interest rate payable during the default period is 12%.

(b)

$15,000 of the promissory notes accrues interest of 8% per year that has no repayment terms. The interest accrued as of February 28, 2011 is $2,778.

(c)

$10,668 of promissory notes is due to related parties that were to be repaid over a 12 month period as part of a debt settlement agreement. These notes bear no interest (note 14). The Company has not made the monthly payments according to the settlement agreement and is in default.

(d)

$12,048 of promissory notes is due to an associate of a related party that bear no interest and have no repayment terms.

(e)

$16,544 of promissory notes bear no interest and have no repayment terms.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

CONVERTIBLE DEBENTURES

There were no convertible debentures issued, outstanding, repaid or converted during the year ended February 28, 2011.

On May 5, 2008, the Company signed a letter of intent (“LOI”) to enter into a strategic alliance with Paramount. The agreement called for Paramount to invest a minimum of $4,000,000 and maximum of $6,000,000 into the Company, fixed at a price of $0.50 per unit by June 23, 2008. The investment timeline was extended until July 21, 2008, and then to August 5, 2008. On August 6, 2008, the Company terminated the LOI with Paramount as Paramount did not meet the terms of the agreement.

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

The Company also amended a debenture issued to Paramount on June 18, 2009 in the face amount of $370,000. The amount of that debenture was increased to $521,047, which, among other things, included interest accrued on all three debentures to March 31, 2009. The Company was obligated to make a payment on March 31, 2009 on this debenture in the amount of $393,547 and the balance of $127,500 was to be re-paid on April 30, 2009. This remaining amount of $127,500 was interest free as long as the debenture remained in good standing. On March 31, 2009, the Company paid $300,000 of the debenture issued to them on June 18, 2009. As per the agreement, the remaining amount of $221,047 accrued interest at 8% per year payable monthly, in arrears on the 10th day of each month. On July 8, 2009, the Company entered into a definitive agreement with Paramount to sell the Guazapares project. As part of the agreement, Paramount waived the interest charges due on the convertible debenture.

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

Years Ended February 28, 2011 and 2010

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

9.

LOANS PAYABLE

As at February 28, 2011, there were loans payable in the amount of $12,876 (February 28, 2010 - $45,303), which are all current. The loans are repayable in monthly instalments of $3,272 (February 28, 2010 – $5,716), including interest of 7.50% per annum.

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

Years Ended February 28, 2011 and 2010

11.

COMMON STOCK (continued)

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

12

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

In the year ended February 28, 2011, the Company awarded 1,000,000 options to purchase common shares (2010 – 2,150,000) and recorded stock-based compensation expense for the vesting options of $546,054 (2010 - $1,000,201). The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2010 and 2009:

	2011	2010
Expected volatility	111.59%	105.61%-110.36%
Weighted-average volatility	111.59%	106.89%
Expected dividend rate	-	-
Expected life of options in years	10	3 -10
Risk-free rate	3.43%	1.40% – 3.49%

There were no capitalized stock-based compensation costs at February 28, 2011 or February 28, 2010.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

STOCK COMPENSATION PROGRAM (continued)

The summary of option activity under the 2009 Option Plan as of February 28, 2011, and changes during the period then ended, is presented below:

Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at March 1, 2010	$0.51	6,560,000
Options granted	0.20	1,000,000
Options exercised	-	-
Options cancelled/forfeited	0.49	(825,000)

Balance at February 28, 2011	$0.46	6,735,000	7.66	$154,400

Exercisable at February 28, 2011	$0.52	5,358,333	7.23	$ 99,917

The weighted-average grant-date fair value of options granted during the year ended February 28, 2011 and February 28, 2010 was $0.19 and $0.32, respectively.

A summary of the status of the Company’s nonvested options as of February 28, 2011, and changes during the year ended February 28, 2011, is presented below:

Non-vested options	Shares	Weighted-average Grant-Date Fair Value
Non-vested at February 28, 2010	2,570,832	$ 0.29
Granted	1,000,000	0.19
Vested	(2,030,833)	0.27
Cancelled/forfeited	(163,333)	0.22
Non-vested at February 28, 2011	1,376,666	$ 0.26

As of February 28, 2011, there was an estimated $147,700 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007, 2008 and 2009 nonqualified stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 1.68 years.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

WARRANTS

As at February 28, 2011, the Company had a total of 25,826,733 warrants (February 28, 2010 – 25,380,900) outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 25,826,733 shares of common stock in the event that these warrants are exercised.

During the year ended February 28, 2011, the Company received $nil from warrants exercised.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, February 28, 2009	7,102,890	$1.03
Issued	22,887,500	0.38
Cancelled/expired	(4,609,490)	1.11
Exercised	-	-

Balance, February 28, 2010	25,380,900	$0.43
Issued	3,000,000	0.25
Cancelled/expired	(2,554,167)	0.44
Exercised	-	-

February 28, 2011	25,826,733	$0.41

As at February 28, 2011, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
3,000,000	$ 0.25	July 26, 2012
166,666	0.30	May 8, 2012
1,125,000	0.30	July 23, 2011 to November 5, 2011
11,375,000	0.30	December 30, 2011
300,000	0.36	July 23, 2011
200,000	0.40	March 24, 2012
600,000	0.50	August 15, 2012
5,000,000	0.50	December 24, 2012
1,666,667	0.50	November 5, 2012
200,000	0.65	June 30, 2012
1,793,400	0.75	April 2012 to August, 2013
200,000	1.30	June 30, 2012
200,000	$ 2.00	June 30, 2012
25,826,733

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

RELATED PARTY TRANSACTIONS

For the year ended February 28, 2011, the Company paid or accrued management fees of $441,639 (February 28, 2010 - $244,297) to certain officers and directors. The Company also paid or accrued $118,399 (February 28, 2010 - $30,436) to certain officers and directors for travel, office and other related expenses.

The Company also paid consulting fees of $93,333 (February 28, 2010 - $26,667) to companies owned by directors.

As at February 28, 2011, accounts payable of $207,399 (February 28, 2010 - $247,725) was owing to directors and officers of the Company and $43,226 (February 28, 2010 - $5,903) was owing to companies controlled by the directors. In addition, promissory notes of $10,668 (February 28, 2010 - $10,091) were owed to a company controlled by a director (note 7).

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

INCOME TAXES

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	2011	2010
Deferred income tax assets
Equipment	$34,000	$34,000
Net operating loss and credit carry forwards	8,329,000	7,375,000

Gross deferred tax assets	8,363,000	7,409,000
Valuation allowance	(8,363,000)	(7,409,000)
	$-	$-

As at February 28, 2011, the Company's net operating loss carry-forwards for income tax purposes were approximately $21,172,000 (February 28, 2010 - $18,672,000). If not utilized, they will start to expire in 2017.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. Dollars)

Years Ended February 28, 2011 and 2010

SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended February 28, 2011	Year Ended February 28, 2010	Period From Inception of Development Stage (March 1, 2004) to February 28, 2011

Interest paid	$30,000	$-	$310,053
Common stock issued on conversion of debt	-	872,500	4,193,000
Common stock issued on settlement of notes payable	-	1,250,000	3,133,322
Common stock issued for interest costs	-	82,500	82,500
Common stock issued for financing costs	-	145,000	145,000
Common stock issued for mineral property costs	-	-	580,000
Common stock issued for bonuses	-	280,000	512,750
Shares issued for services	$-	$158,500	$510,590

SUBSEQUENT EVENTS

In March 2011, the Company appointed Bruno Le Barber as a member of its board of directors. Mr. Le Barber is the co-founder of Vortex Capital (“Vortex”), a Hong Kong based gold fund. Previously he was a Vice President at Morgan Stanley in London where he advised trading desks and a large investor base while publishing macro-economic studies. Mr. Le Barber was also a global technical strategist with ABN Amro in Paris. He manages Vortex together with Emilio Alvarez, former Executive Director, Equity Research with Morgan Stanley in London.

In March 2011, the Company paid the initial $150,000 payment, as required under the agreement, for the acquisition of the 15,000 hectare Cerro Delta project in northwest La Rioja Province, Argentina.

In conjunction with the agreement, the Company completed a private placement of 6,560,000 units at $0.20 per unit, for total proceeds of $1,277,000. Each unit consists of one share and one share purchase warrant. Each warrant is exercisable for one share of common stock at an exercise price of $0.30 for a period of two years from the closing date.

In March 2011, the Company and a note holder agreed to cancel $17,778 in outstanding debt in exchange for 55,000 shares of the Company’s common stock.

In March 2011, the Company issued 500,000 shares of common stock and warrants to purchase 500,000 shares of common stock at $0.30, expiring on December 31, 2012, to a consultant.

In April 2011, the Company agreed to issue 423,753 of its common stock pursuant to a debt settlement agreement. The shares were valued at the time of the debt settlement agreement of $0.28 per share.