Form 10-Q
period 2011-05-31
PAN AMERICAN GOLDFIELDS LTD
filed 2011-07-13
CIK 1046672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

Commission file number 000-23561

PAN AMERICAN GOLDFIELDS LTD.

(Exact name of small business issuer as specified in its charter)

Delaware	84-1431797
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

906 – 595 Howe Street Vancouver, BC	V6C 2T5
(Address of principal executive offices)	(Zip Code)

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

Yes [_]  No [X]

As of June 30, 2011, the registrant had 61,667,579 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Expressed in U.S. Dollars)

May 31, 2011

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	May 31, 2011	February 28, 2011
	(Unaudited)	(Audited)
Assets

Current
Cash and cash equivalents	$502,239	$407,912
Accounts receivable	375,376	409,692
Prepaid expenses	104,516	136,141
Deposits	-	150,000
	982,131	1,103,745

Equipment (note 4)	215,220	217,875

Total assets	$1,197,351	$1,321,620

Liabilities

Current
Accounts payable and accrued liabilities	$1,432,991	$1,690,208
Loans payable (note 8)	6,481	12,876
Promissory notes (note 7)	961,927	884,022

Total liabilities	2,401,399	2,587,106

Stockholders’ deficiency
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil
Common stock
Authorized: 200,000,000 shares without par value
Issued: 59,618,827 (2011 –54,003,827) (note 10)	31,907,679	30,750,401
Additional paid-in capital	15,389,180	15,262,405
Stock subscriptions	568,554	781,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the development stage	(47,268,285)	(46,293,923)
Accumulated other comprehensive income	202,251	238,058
Total stockholders’ deficiency	(1,204,048)	(1,265,486)

Total liabilities and stockholders’ deficiency	$1,197,351	$1,321,620

Going-concern (note 3)

Commitments (notes 6 and 12)

Subsequent events (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. Dollars)

(Unaudited)

			Period from
			March 1, 2004
			(Inception of
			Development
	Three Months Ended May 31		Stage)
	2011	2010	to May 31, 2011

Net sales	$328,128	$191,341	$2,011,561
Cost of goods sold	153,946	113,429	1,012,299
Gross profit	174,182	77,912	999,262

Expenses
General and administrative	894,496	644,771	20,480,434
Mineral exploration	55,393	258,760	9,295,877
Impairment of mineral property costs	168,105	668,941	17,478,379

Operating loss	(943,812)	(1,494,560)	(46,255,428)

Other income (expenses)
Deposit on equipment written off	-	(24,875)	(25,300)
Foreign exchange loss	(29,048)	(1,762)	(378,826)
Interest expense	(20,259)	(17,866)	(5,334,441)
Other income	4,092	46,645	263,114
Gain on disposal of assets	-	15,283	15,130
Gain on sale of assets	-	-	4,388,374
Gain on settlement of debt	14,665	-	59,092

Net loss	(974,362)	(1,477,135)	(47,268,285)

Other comprehensive income (loss)
Foreign exchange translation adjustment	(35,807)	17,076	202,251

Total comprehensive loss	$(1,010,169)	$(1,460,059)	$(47,066,034)

Total loss per share – basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares of	58,132,033	53,819,044
common stock – basic and diluted

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Three Months Ended May 31		Period From March 1, 2004 (Inception of Development Stage) To May 31
	2011	2010	2011
Operating activities
Net loss	$(974,362)	$(1,477,135)	$(47,268,285)
Adjustments to reconcile net (loss) to net cash flows
Write-off of note receivable	-	-	57,500
Impairment of mineral property costs	150,000	-	13,795,000
Shares issued for consulting services	-	-	510,590
Shares issued for interest costs	-	-	82,500
Amortization	11,921	14,250	317,304
Discount on convertible debenture	-	-	569,549
Deposit on equipment written off	-	24,875	25,300
Gain on disposal of assets	-	(15,283)	(15,130)
Gain on sale of assets	-	-	(4,389,954)
Gain on settlement of debt	(14,665)	-	(100,907)
Stock-based compensation	370,675	228,054	11,337,286
Beneficial conversion feature	-	-	4,081,091
Net change in operating assets and liabilities:
Prepaid expense	36,156	31,927	(95,932)
Accounts receivable	24,874	(52,668)	(10,671)
Deposits	-	-	(194,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	(175,427)	(1,242,066)	6,561,524
Cash used in operating activities	(570,828)	(2,488,046)	(14,628,707)
Investing activity
Sale of equipment	-	-	33,316
Purchase of property and equipment	-	-	(602,473)
Cash used in investing activity			(569,157)
Financing activities
Proceeds from loans payable	-	-	288,067
Proceeds from notes payable	-	-	3,162,196
Proceeds from convertible debentures	-	-	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(6,395)	(39,688)	(274,705)
Repayment of notes payable	-	(27,422)	(586,620)
Repayment of convertible debentures	-	-	(2,051,047)
Stock subscriptions	670,904	-	1,602,162
Issuance of common stock (net)	-	-	2,756,994
Cash provided by financing activities	664,509	(67,110)	15,581,924
Inflow (outflow) of cash and cash equivalents	93,681	(2,555,156)	384,060
Effect of foreign currency translation on cash	646	(22,439)	96,102
Cash and cash equivalents, beginning	407,912	3,377,404	22,077
Cash and cash equivalents, ending	$502,239	$799,809	$502,239

Supplemental cash flow information (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

1.

BASIS OF PRESENTATION

Pan American Goldfields Ltd. (formerly Mexoro Minerals, Ltd and Sunburst Acquisitions IV, Inc.) ("Panam" or the “Company”) was incorporated in the state of Delaware on March 23, 2010 and on July 2, 2010 changed its name to Pan American Goldfields Ltd. pursuant to an agreement and plan of merger between the Company and Mexoro Minerals Ltd. The Company was formed to seek out and acquire business opportunities. Between 1997 and 2003, the Company was engaged in two business acquisitions and one business opportunity, none of which generated a significant profit or created sustainable business. All were sold or discontinued. The Company had previously been pursuing various business opportunities and, effective March 1, 2004, the Company changed its operations to mineral exploration. Currently, the main focus of the Company’s operations are in Mexico and Argentina.

In February 2011, we entered into an agreement with Compañia Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectares Cerro Delta Project in northwest La Rioja Province, Argentina. The agreement became effective in March 2011. Under the terms of the agreement, we are required to pay $150,000 upon signing (paid) the agreement, $200,000 on the first anniversary, $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta project payable on the sixth anniversary of the signing. The vendor will retain a 1% NSR.

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

2.

SIGNIFICANT ACCOUNTING POLICIES

(a)

Recent accounting pronouncements

(i)

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-05 to have a material effect on the financial position, results of operations or cash flows of the Company, as the Company currently presents a continuous statement of operations and comprehensive income (loss).

(ii)

On May 12, 2011, the FASB issued ASU 2011-04. The ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework.  Thus, there are few differences between the ASU and its international counterpart, IFRS 13. This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments.  The ASU is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-05 to have a material effect on the financial position, results of operations or cash flows of the Company.

(iii)

In May 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. Implementation of ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.

(iv)

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Implementation of ASU 2010-17 did not have a material effect on the financial position, results of operations or cash flows of the Company.

(v)

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. Implementation of ASU 2010-02 did not have a material effect on the financial position, results of operations or cash flows of the Company.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a)

Recent accounting pronouncements (continued)

(vi)

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. Implementation of ASU 2010-01 did not have a material effect on the financial position, results of operations or cash flows of the Company.

(vii)

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. Implementation of Update No. 2009-13 did not have a material effect on the financial position, results of operations or cash flows of the Company.

(viii)

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

2.

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a)

Recent accounting pronouncements (continued)

(ix)

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

(x)

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at May 31, 2011, the Company had a cumulative loss, during its development period, of $47,268,285 (February 28, 2011 - $46,293,923). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations from its investment in Mexican and Argentine mining ventures (Note 6). In addition, the Company has conducted private placements of convertible debt and common stock (Note 10), which have generated a portion of the initial cash requirements for its planned mining ventures (Note 6).

In March 2011, the Company completed a private placement of 6,560,000 units at $0.20 per unit, for total proceeds of $1,312,000. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. Each warrant is exercisable for one share of common stock at an exercise price of $0.30 per share for a period of two years from the closing date.

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

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

4.

EQUIPMENT

	May 31, 2011			February 28, 2011
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value

Software	$ 24,980	$ 18,063	$ 6,917	$ 6,734
Machinery	310,734	130,255	180,479	180,423
Vehicles	100,438	83,206	17,232	19,773
Computers	31,198	30,599	599	930
Office equipment	18,210	8,217	9,993	10,015
	$ 485,560	$ 270,340	$ 215,220	$ 217,875

5.

JOINT VENTURE WITH MRT

On February 12, 2009, the Company entered into a joint venture through a definitive agreement for development of its Cieneguita project with MRT. The purpose of the joint venture is to put Cieneguita property into production. As per the agreement, MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000. MRT will spend 100% of the funds in exchange for a 75% interest in the net cash flow from production. The agreement was amended in December 2009 for MRT to earn a 74% interest in the net cash flow from production (Note 6). The agreement limits the mining of the mineralized material that is available from the surface to a depth of 15 meters or approximately 10% of the mineralized material found as of the date of the definitive agreement. The Company incurs no obligations to the joint venture’s creditors as the operations and working capital requirements are controlled by MRT and as such, the Company has concluded that it is not the primary beneficiary of the joint venture. Accordingly, the Company’s share of income and expenses are reflected in these financial statements under the proportionate consolidation method.

The Company’s proportionate share of revenues was $328,128 and proportionate share of the net profit was $53,065 for the three months ended May 31, 2011. The Company’s proportionate share of accounts receivable of the joint venture was $158,885 at May 31, 2011. The joint venture did not have any other assets or liabilities at May 31, 2011.

6.

MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the three months ended May 31, 2011:

	Cieneguita	Cerro Delta	Total

Geological, geochemical, geophysics	$ 10,977	$ 25,515	$ 36,492
Travel	2,924	-	2,924
Consulting	3,828	10,552	14,380
Equipment	575	-	575
General	1,022	-	1,022
	$ 19,326	$ 36,067	$ 55,393

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

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

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

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

The Company has the obligation to pay a further $120,000 per year for the next 13 years and the balance of the payments in the 14th year, until the total amount of $2,000,000 is paid. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid, and the balance of $60,000 was paid on December 20, 2007. The Company paid $60,000 on May 12, 2008, of the $120,000 due on May 6, 2008, and the balance was paid in June 2008. The Company paid $30,000 each for a total of $120,000 on May 22, 2009, June 26, 2009, September 4, 2009 and November 20, 2009. In 2010, the Cieneguita project was put into production under the development agreement as described above and the payment terms were changed based on the following formula:

If the Cieneguita property is put into production, the Company must pay the Cieneguita owners $20 per ounce of gold produced from the Cieneguita property to the total of $2,000,000 due. In the event that the price of gold is above $400 per ounce, the property payments payable to the Cieneguita owners from production will be increased by $0.10 for each dollar increment over $400 per ounce. The total payment of $2,000,000 does not change with fluctuations in the price of gold. Non-payment of any portion of the $2,000,000 total payment will constitute a default. In such case, the Cieneguita owners will retain ownership of the concessions, but the Company will not incur any additional default penalty.

Based on production at Cieneguita, the joint venture paid $120,000 during the fiscal year ended February 28, 2011 and $30,000 during the three months ended May 31, 2011 to the Cieneguita owners. As of May 31, 2011, Corporativo Minero has been paid a total of $980,000 for the Cieneguita property. The Company is not in default on its payments for the Cieneguita property.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

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

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

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

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

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

Cerro Delta

In February 2011, the Company management entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectare Cerro Delta project in northwest La Rioja Province, Argentina. The agreement became effective in March 2011. Under the terms of the agreement, the Company must pay $150,000 upon signing (paid), and $200,000 on the first anniversary, $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Project payable on the sixth anniversary of the signing. The vendor will retain a 1% NSR.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

7.

PROMISSORY NOTES

As at May 31, 2011, the Company had $961,927 (February 28, 2011 - $884,022) of promissory notes outstanding, comprising the following:

(a)

During the year ended February 29, 2008, the Company converted accounts payable of $465,994 (Swiss Franc (“CHF”) 565,000) into promissory notes. The Company had an implied obligation to pay the accounts payable in CHF as the funds to pay the expense came from Swiss investors in CHF. Accordingly, the promissory notes were issued in CHF. The notes consisted of one warrant for each CHF 5.00 of notes issued, exercisable at $1.00 each. The principal and interest on the notes became due and payable on April 30, 2008. The Company has not repaid the promissory notes as of May 31, 2011 and is in default. The principal and interest on the notes due and payable as of May 31, 2011 was $921,486. The interest rate payable during the default period is 12%.

(b)

During the quarter ended May 31, 2011, the Company entered into an agreement to convert $17,778 of the promissory notes including accrues interest by issuing 55,000 shares of the Company’s common stock (Note 10).

(c)

$11,130 of promissory notes is due to related parties that were to be repaid over a 12 month period as part of a debt settlement agreement. These notes bear no interest (Note 13). The Company has not made the monthly payments according to the settlement agreement and is in default.

(d)

$12,049 of promissory notes is due to an associate of a related party that bear no interest and have no repayment terms.

(e)

$17,262 of promissory notes bear no interest and have no repayment terms.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

8.

LOANS PAYABLE

As at May 31, 2011, there were loans payable in the amount of $6,481 (February 28, 2011 - $12,876), which are all current. The loans are repayable in monthly instalments of $3,272 (February 28, 2011 – $3,272), including interest of 7.50% per annum.

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

In April 2011, the Company converted subscription proceeds of $347,000 and issued 1,735,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and one warrant each exercisable at $0.30, which expires in two years.

In March 2011, the Company converted subscription proceeds of $665,000 and issued 3,325,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and one warrant each exercisable at $0.30, which expires in two years.

In March 2011, the Company and a note holder agreed to cancel $17,778 in outstanding debt in exchange for 55,000 shares of the Company’s common stock.

In March 2011, the Company issued 500,000 shares of common stock and warrants to purchase 500,000 shares of common stock at $0.30, expiring on December 31, 2002, to a consultant.

In May 2010, the Company converted subscription proceeds of $50,000 and issued 250,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and one warrant each exercisable at $0.30, which expires in two years.

In December 2009, the Company converted subscription proceeds of $2,275,000 and issued 11,375,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of Company’s common stock and one warrant each exercisable at $0.30, which expires in four years.

In November 2009, the Company received subscription proceeds of $65,000 and issued 325,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of Company’s common stock and one warrant each exercisable at $0.30, which expires in four years.

In November 2009, MRT converted the $1,000,000 debentures into units of $0.60 each. Each unit comprises 2 common shares and 1 warrant. Each warrant is exercisable at $0.50 per share for a period of 3 years. The Company issued 3,333,333 shares and 1,666,667 warrants to MRT.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

10.

COMMON STOCK (CONTINUED)

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

In June 2009, the Company issued 1,000,000 shares of common stock to an officer of the Company as bonus. The Company recorded the shares at their fair value of $0.28 per share for a total of $280,000.

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

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

11.

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

In the three months ended May 31, 2011, the Company awarded 1,600,000 options to purchase common shares (2010 – nil) and recorded stock-based compensation expense for the vesting options of $146,175 (2010 - $228,054). The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2012 and 2011:

	2012	2011
Expected volatility	110.11%	110.36%
Weighted-average volatility	110.11%	110.36%
Expected dividend rate	-	-
Expected life of options in years	10	3 -10
Risk-free rate	3.38%	2.95%

There were no capitalized stock-based compensation costs at May 31, 2011 or May 31, 2010.

The summary of option activity under the 2009 Option Plan as of May 31, 2011, and changes during the period then ended, is presented below:

Options	Weighted Average Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at March 1, 2011	$0.46	6,735,000
Options granted	0.29	1,600,000
Options exercised
Options cancelled/forfeited	0.60	(2,045,000)

Balance at May 31, 2011	$0.35	6,290,000	8.36	$32,550

Exercisable at May 31, 2011	$0.42	3,967,500	7.35	$25,750

The weighted-average grant-date fair value of options granted during the three months ended May 31, 2011 was $0.27 and $nil, respectively.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

11.

STOCK COMPENSATION PROGRAM (CONTINUED)

A summary of the status of the Company’s nonvested options as of May 31, 2011, and changes during the three months ended May 31, 2011, is presented below:

Non-vested options	Shares	Weighted-average Grant-Date Fair Value

Non-vested at February 28, 2011	1,376,666	$0.26
Granted	1,600,000	0.27
Vested	(454,166)	0.26
Cancelled/forfeited	(95,001)	0.16

Non-vested at May 31, 2011	2,427,499	0.26

As of May 31, 2011, there was an estimated $519,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2009 nonqualified stock option plan. That cost is expected to be recognized over a weighted-average period of approximately 2.09 years.

On April 29, 2011, the Company repriced the exercise price of 1,125,000 vested stock options by reducing the exercise prices of $0.36 and $0.44 to $0.28. As a result, the Company recorded incremental stock-based compensation of $6,000 during the three months ended May 31, 2011.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

12.

WARRANTS

As at May 31, 2011, the Company had a total of 31,386,733 warrants (February 28, 2011 – 25,826,733) outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 31,386,733 shares of common stock in the event that these warrants are exercised.

During the three months ended May 31, 2011, the Company received $nil from warrants exercised.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, February 28, 2010	25,380,900	$0.43
Issued	3,000,000	0.25
Cancelled/expired	(2,554,167)	0.44
Exercised	-	-

Balance, February 28, 2011	25,826,733	$0.41

Issued	5,560,000	0.30
Cancelled	-	-
Exercised	-	-

May 31, 2011	31,386,733	$0.39

As at May 31, 2011, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

3,000,000	$ 0.25	July 26, 2012
166,666	0.30	May 8, 2012
1,125,000	0.30	July 23, 2011 to November 5, 2011
11,375,000	0.30	December 30, 2011
500,000	0.30	December 31, 2012
3,325,000	0.30	March 17, 2013
1,735,000	0.30	April 13, 2013
300,000	0.36	July 23, 2011
200,000	0.40	March 24, 2012
600,000	0.50	August 15, 2012
5,000,000	0.50	December 24, 2012
1,666,667	0.50	November 5, 2012
200,000	0.65	June 30, 2012
1,793,400	0.75	April 2012 to August, 2013
200,000	1.30	June 30, 2012
200,000	$ 2.00	June 30, 2012
31,386,733

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

13.

RELATED PARTY TRANSACTIONS

For the three months ended May 31, 2011, the Company paid or accrued management and directors fees of $91,000 (May 31, 2010 - $81,000) to certain officers and directors. The Company also paid or accrued $256,350 (May 31, 2010 - $3,765) to certain officers and directors for finders’ fee, travel, office and other related expenses.

The Company also paid consulting fees of $24,000 (May 31, 2010 - $nil) to a company owned by a director.

As at May 31, 2011, accounts payable of $474,294 (May 31, 2010 - $263,679) was owing to directors and officers of the Company and $1,826 (May 31, 2010 - $nil) was owing to a company controlled by a director. In addition, promissory notes of $11,130 (May 31, 2010 - $9,944) were owed to a company controlled by a director (Note 7).

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

14.

SUPPLEMENTAL CASH FLOW INFORMATION

	Quarter ended May 31, 2011	Quarter ended May 31, 2010	Period From Inception of Development Stage (March 1, 2004) to May 31, 2011

Interest paid	$-	$-	$310,053
Common stock issued on conversion of debt	10,000	-	4,203,000
Common stock issued on settlement of notes payable	17,778	-	3,151,100
Common stock issued for interest costs	-	-	82,500
Common stock issued for financing costs	-	-	145,000
Common stock issued for mineral property costs	-	-	580,000
Common stock issued for bonuses	-	-	512,750
Shares issued for services	$127,500	$-	$638,090

15.

SUBSEQUENT EVENTS

In June 2011, the Company converted subscription proceeds of $300,000 and issued 1,500,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and one warrant each exercisable at $0.30, which expires in two years.

On June 27, 2011, the Company entered into a binding letter agreement (the “Letter Agreement”) with Minera Rio Tinto, S.A. de C.V. an entity organized under the laws of the United Mexican States (“MRT”) and Marje Minerals S.A., an entity organized under the laws of the United Mexican States (“MM”), concerning the restructuring of the prior agreements between the parties, including their respective ownership interests in the Company’s Cieneguita project.

PAN AMERICAN GOLDFIELDS LTD.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited) (Expressed in U.S. Dollars)

Three Months Ended May 31, 2011

15.

SUBSEQUENT EVENTS (CONTINUED)

The Letter Agreement provides that the parties will commence to use their best efforts to negotiate, finalize and execute definitive agreements, which will amend and restate the existing agreements between the parties related to the Cieneguita project. The definitive agreements are expected to be completed by August 27, 2011. Additionally, the terms of the Letter Agreement are binding on the parties, and restate the existing agreements between the parties. The Letter Agreement is governed by California law, and may be terminated by mutual written consent of the parties or by either the Company or MRT if the restructuring contemplated by the Letter Agreement is enjoined by a court or a governmental body. Pending completion of the definitive agreements, the Company can commence preliminary work and analyses on the Cieneguita project and propose preliminary work plans and budgets for the same, which shall be subject to the approval of MRT, which approval shall not be unreasonably withheld or delayed.

Under the Letter Agreement, the parties agreed to restructure their respective ownership interests in the Cieneguita project as follows:

Holder	Ownership %	Net Cash Flow % First 15 meters	Net Cash Flow % for the rest of the project
MRT	20%	74%	20%
MM	0%	6%	0%
Company	80%	20%*	80%

The Company and MRT shall be responsible for the cost of the feasibility study on a pro rata basis based on their respective amended ownership percentages of the Cieneguita project.

And, the Company will issue MM 3,333,333 shares of its restricted common stock in exchange for its 6% interest in the Cieneguita project.

MM will also assume approximately $490,000 in debt of the Company in consideration for receiving half of all monthly net cash flows that the Company is entitled from the first 15 meters, until the sooner of December 31, 2012 or until MM receives $490,000 from these cash flows.

In June 2011, the Company issued 125,000 shares to a consultant pursuant to a consulting agreement.

In June 2011, the Company issued the 423,752 shares pursuant to the April 2011 debt settlement agreement.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q, including statements in the following discussion which are not statements of historical fact, constitute "forward-looking statements". These statements, which may be identified by words such as “plans”, “intends”, "anticipates", “hopes”, “seeks”, “will”, "believes", "estimates", "should", "expects" and similar expressions include our expectations and objectives regarding our present and future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in such forward-looking statements. Numerous factors and future events could cause us to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Such risks and uncertainties include those set forth under this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and in our Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). These forward-looking statements represent beliefs and assumptions only as of the date of this report. We undertake no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K.

Overview

We are a development stage company and have generated only limited revenues from our Cieneguita project to date, and have not yet generated or realized any revenue from our other two exploration projects. As of May 31, 2011, we had $502,239 in our bank account.

In June 2011, we entered into a binding letter agreement (the “Letter Agreement”) with Minera Rio Tinto, S.A. de C.V. an entity organized under the laws of the United Mexican States (“MRT”) and Marje Minerals S.A., an entity organized under the laws of the United Mexican States (“MM”), concerning the restructuring of the prior agreements between the parties, including their respective ownership interests in the Company’s Cieneguita project in Chihuahua State, Mexico.

The Letter Agreement provides that the parties will commence to use their best efforts to negotiate, finalize and execute definitive agreements, which will amend and restate the existing agreements between the parties related to the Cieneguita project. The definitive agreements are expected to be completed by August 27, 2011. Additionally, the terms of the Letter Agreement are binding on the parties, and restate the existing agreements between the parties. Pending completion of the definitive agreements, we can commence preliminary work and analyses on the Cieneguita project and propose preliminary work plans and budgets for the same.

Under the Letter Agreement, the parties agreed to restructure their respective ownership interests in the Cieneguita project as follows:

Holder	Ownership %	Net Cash Flow % First 15 meters	Net Cash Flow % for the rest of the project
MRT	20%	74%	20%
MM	0%	6%	0%
Company	80%	20%*	80%

The Company and MRT shall be responsible for the cost of the feasibility study on a pro rata basis based on their respective amended ownership percentages of the Cieneguita project.

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

For the quarter ended May 31, 2011, the joint venture with MRT, as described further below, generated net cash flows from the tuning and start-up operations of approximately $265,000 of which $53,000 is attributable to us under the joint venture agreement. We originally received guidance from MRT that we should expect net cash flow of approximately $140,000 per month beginning December 2010 rising to more than $200,000 per month by May 2011. However due to the current drought, a lack of water supply has sharply reduced the amount of mined material that can be processed. As a consequence the income expected has not been received to date. Operations are currently at pit #3 where metals contained in the material recovered so far have averaged approximately 1.2 grams per ton Au, 90 grams per to Ag, 0.04% Cu, 0.35% Pb and 0.65% Zn. MRT however initially experienced difficulty in reducing a portion of the mined material to a particle size that would allow for optimum recovery of contained gold, silver and base metals. To achieve the desired grinding – comminution capacity, MRT has recently installed a ball mill which is rated at 750 tons per day and pulverizes the larger material as it is produced. Once the drought ends as expected with the beginning of the June rainy season, and assuming the already established processing capability and recoveries, we expect the overall production capacity to rise to approximately 700 tons per day on a sustained basis, and that recently improved metal recoveries, which have increased significantly due to the grinding circuit improvements and changes in reagent, will also be maintained. Despite the improvements there remains significant risk to us for this type of extracting of mineralized material because we will not have established reserves at Cieneguita until an independent feasibility study is complete. Consequently, we do not know if the extraction and processing of mineralized material from the Cieneguita property will result in any cash flows for us.

Accordingly, for the 12-month period from June 2011 through May 2012, we need to raise additional capital to pursue our business plan of preparing a feasibility study and acquiring, exploring and developing additional high impact mineral properties and to provide a buffer for the possibility that the expected net cash flow currently generated by MRT is interrupted.

During this period, we will need to receive from production at the Cieneguita operations a minimum of $1,250,000 for general and administrative costs. As continuous operations have only recently begun, we cannot ascertain how reliable this income will be. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as described below.

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

On June 28, 2011, we appointed Neil Maedel as chairman of the board.

On May 3, 2011, we appointed Dr. Alexander Becker as advisor to the board of directors, who has a PhD in Structural Geology and an extensive history as an exploration geologist, to assist us with the selection and development of exploration projects.

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

In October 2010, we appointed Miguel F. Di Nanno as president, replacing George Young effective as of October 15, 2010. Mr. Young remains on our board of directors. Mr. Di Nanno has experience in mining and energy exploration and most recently served as president of Somuncurah S.R.L. and AupaS.A., both exploration and development firms focused in Argentina. He has also previously served as the chief operating officer of the Grosso Group, an exploration and new mining business development firm and as the representative and country manager in Argentina for Palladon Ventures Ltd., a gold and silver exploration company. He has a degree in Mining Engineering – Ore Dressing from the National University of San Juan.

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

To fund our continued operations, we issued $1.5 million of convertible debentures in March 2009, of which an aggregate of $880,000 was issued to Mario Ayub, one of our directors, and to his affiliated entity, MRT. Pursuant to the terms of the convertible debentures, the holders irrevocably converted the debentures into a 10% ownership interest in the Cieneguita project and a 10% interest in the net cash flow from First Phase Production. In December 2009, Mario Ayub and MRT agreed to resell an aggregate 4% ownership interest in the Cieneguita project back to us, along with 4% of the net cash flow from First Phase Production, in return for $550,000. In a private transaction not involving us, the other holders contributed their remaining 6% ownership interest in the Cieneguita project to MM.

As a result of our amended development agreement and our agreements with the debenture holders, the ownership interest in the Cieneguita project and the net cash flows from the First Phase Production are held by us, MRT and MM as follows:

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

In June 2011, we entered into a binding Letter Agreement with MRT and MM, concerning the restructuring of the amended development agreements between the parties, including their respective ownership interests in the Company’s Cieneguita project.

The Letter Agreement provides that the parties will commence to use their best efforts to negotiate, finalize and execute definitive agreements, which will amend and restate the existing agreements between the parties related to the Cieneguita project. The definitive agreements are expected to be completed by August 27, 2011. Additionally, the terms of the Letter Agreement are binding on the parties, and restate the existing agreements between the parties. Pending completion of the definitive agreements, we can commence preliminary work and analyses on the Cieneguita project and propose preliminary work plans and budgets for the same.

Under the Letter Agreement, the parties agreed to restructure their respective ownership interests in the Cieneguita project as follows:

Holder	Ownership %	Net Cash Flow % First 15 meters	Net Cash Flow % for the rest of the project
MRT	20%	74%	20%
MM	0%	6%	0%
Company	80%	20%*	80%

The Company and MRT shall be responsible for the cost of the feasibility study on a pro rata basis based on their respective amended ownership percentages of the Cieneguita project.

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

In February 2009 we entered into a development agreement with MRT to provide us with immediate funding to initiate production at our Cieneguita property, to complete a feasibility study and to continue the exploration of its properties. The development agreement was amended in December 2009 and calls for project funding of up to $8 million to be spent on First Phase Production and to complete a feasibility study. To date, MRT has contributed $1 million in working capital and has spent additional funds on initiating production on the Cieneguita project through the building of a floatation circuit mill.

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

For the 12-month period from June 2011 through May 2012, we need to raise additional capital to maintain operations. We will need a minimum of $1,500,000 for general and administrative costs. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as detailed below.

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

Exploration Projects – Current Status

To date the Sierra Madre gold exploration program has been focused on advancing current exploration projects to the next exploration stage. During most of 2008 and 2009, exploration activities were concentrated on four projects: Sahuayacan, Encino Gordo, Guazapares and Cieneguita. However, exploration activities during fiscal 2010 and 2011 were focused on the Cieneguita project. We dropped the Sahuayacan project due to lack of economic thicknesses and grades of gold mineralization encountered in the drilling program eliminating any future concession payments on these properties. As well, we sold our Guazapares concessions to Paramount in the fiscal year ended February 28, 2010. To date most of the data gathered during our field campaigns and drilling programs is completely compiled and is being evaluated. The next exploration stages for the Cieneguita and Encino Gordo projects are in the planning process.

The exploration program for Cerro Delta project is under planning and we intend to start the drilling program at the end of 2011. An initial drilling campaign is estimated at a cost of $700,000.

Over the next 12 months, we intend to explore our three projects, Cieneguita, Encino Gordo and Cerro Delta, to determine whether there are economically attractive concentrations of gold and gold-silver mineralization. We intend to hire additional employees but do not plan to make any purchase of equipment over the next 12 months. At this time, though, the exploration program is only planned for the next 12 months, which we will undertake when the necessary capital has been raised to complete these programs. We do not have any sources of capital identified at this time and no assurance can be given that we will be able to complete the proposed exploration program.

The following map illustrates the locations of the Cieneguita and Encino Gordo projects in Mexico:

To date most of the data gathered during our field campaigns and drilling programs is completely compiled and is being evaluated.

Location of Cerro Delta Project in La Rioja Province, Argentina:

N
ARGENTINA
Maricunga Mine (Kinross)
8.8 million oz. gold resource
Cerro Casale(Barrick-Kinross)
28.8 million oz. gold resource
7.8 billion lbs of copper
Cerro Delta (Pan American)
Caspiche
Porphyry Discovery
Resources: 26.4 million ounces gold
6.7 billion pounds of copper
11.3 million ounces silver
Total: 44.9 million ounces gold equivalent
CHILE

Cieneguita

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

Assay results and an analysis of the drilling and exploration work are compiled and described in our recently filed Technical Report on National Instrument Form 43-101 (“NI 43-101”), which was completed following the end of fiscal 2010, and is in compliance with the standards and requirements of Canadian security regulatory authorities. The NI 43-101 report is also available on our website, www.panamericangoldfields.com. Two different styles of mineralization have been identified: precious (gold-silver) and base (lead-zinc-silver) metal mineralization, with higher gold-silver grades starting on surface and lead-zinc-silver mineralization intercepted at depth and to the west of the Cieneguita deposit. We interpret the Cieneguita deposit as a diatreme breccia body where disseminated oxide and sulphide mineralization is mainly hosted by quartz-sericite altered diatreme breccias and lapilli tuffs.

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

Current Operations

Previously reported water supply problems are ongoing as a continued drought has curtailed the processing of ore despite the installation of a five kilometer line to a second water source. Metal recoveries have been dramatically improved by the addition of a ball mill to further grind the mined material, just as changes in reagents used improved the recovery of the free gold particles or gold-bearing minerals in the flotation process. During the period from March 2011 to May 2011, $1,641,000 worth of concentrate was sold. The cost of mining and processing was $770,000, while other operating expenses, totaled a further $515,000. Other expenses including property royalties totaled $90,000 leaving a net operating cash flow for the joint venture of $266,000. Costs continue to decline significantly as efficiencies of scale take effect and operational improvements are made. It is also projected that costs per ounce produced will decrease with the increase in production.

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

Cerro Delta Project

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
795200 E
795400 E
795600 E
795800 E
N
CI-15
2.282 / 14.10m
CI-01
1.294 / 30.0m
CI-02
2.016 / 27.5m
CI-03
1.760 / 46.65m
CI-14
0.894 / 12.50m
CI-40
0.552 / 5.30m
CI-13
0.637 / 43.1m
CI-12
0.631 / 129.0m
CI-17
0.510 / 16.0m
CI-05
1.290 / 165.0m
CI-04
0.576 / 28.5m
CI-32
1.741 / 33.6m
CI-31
1.005 / 66.1m
CI-16
1.919 / 20.5m
CI-06
2.018 / 47.5m
CI-07
0.766 / 84.5m
CI-38
1.065 / 38.5m
CI-24
2.291 / 65.5m
CI-10
1.561 / 118.0m
CI-18
1.471 / 151.5m
CI-39
0.753 / 89.7m
CI-11
0.895 / 129.05
CI-20
0.817 / 32.5m
CI-25
6.484 / 58.1m
CI-08
1.165 / 89.75m
CI-36
1.321 / 22.00m
CI-33
0.326 / 90.0m
CI-28
1.573 / 120.0m
CI-37
1.136 / 27.1m
CI-23
0.905 / 73.35m
CI-41
1.00 / 118.60m
CI-22
1.561 / 89.5m
CI-21
2.361 / 162.0m
CI-29
1.534 / 115.5m
CI-30
2.008 / 154.0m
CI-27
1.298 / 197.1m
CI-09
1.199 / 95.5 m
CI-34
4.942 / 63.00m
CI-35
2.072 / 103.0m
CI-26
0.680 / 97.7m
CI-42
0.841 / 71.0m
CI-19
1.008 / 106.5m
Open
SW TREND
Au - Ag - Zn - Pb
1.2 Km
Legend
Au-Eq g/tn / Length (meters)
> 1.5
1.0- 1.5
0.5- 1.0
< 0.5
Ejecuted drill holes
Program drill holes
0
75
150
metres
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

The proposed exploration budget for the Cieneguita project for 2012 will be conducted based on proportionate share ownership as per the Letter Agreement. We intend to start the process for completing a bankable feasibility study on Cieneguita. The feasibility work will also include exploration on the two new areas to the south of the Cieneguita property.

There are no known reserves on the Cieneguita property.

Encino Gordo

With the signing of the letter agreement with MRT, we have resolved to focus our efforts on starting the feasibility study at Cieneguita and we are also planning for preliminary drilling program at Cerro Delta. Accordingly, we have not planned an exploration program at Encino Gordo as yet.

Cerro Delta Project

The Cerro Delta project is drill ready and we intend to begin drilling in the fourth quarter of fiscal 2012.

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

RESULTS OF OPERATIONS

Three months ended May 31, 2011 compared to the three months ended May 31, 2010.

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

The Company earned its 20% proportionate net cash flows of $53,000 (2010 - $23,000) from the joint venture with MRT from the gold production during the three months ended May 31, 2011. Other than the revenue from the joint venture with MRT, we did not have commercial production of any of our properties in the three months ended May 31, 2011. We can not provide any assurances that we will continue to earn revenues of any significance from the joint venture with MRT, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Costs

We incurred operating costs of $103,000 (May 31, 2010 – $49,000) during the three months ended May 31, 2011 as a portion of the operating costs of production at Cieneguita in the joint venture with MRT.

Expenses

Our operating expenses decreased to $1,118,000 for the three months ended May 31, 2011 compared to $1,572,000 for the three months ended May 31, 2010. The decrease is primarily attributable to lower mineral exploration and lower impairment of mineral property costs.

General and administrative expenses increased to $894,000 in the three months ended May 31, 2011 compared to $645,000 in the three months ended May 31, 2010. The increase during the current three month period is attributable to higher travel and promotion related expenses and stock-based compensation. The non-cash stock-based compensation expense amounted to $361,000 in 2011 compared to $228,000 in 2010. The amount for the three-month period in 2011 had $146,000 of stock-based compensation expense relating to options granted to officers, directors, consultants and $87,000 of stock-based compensation relating to warrants and $128,000 stock-based compensation in the form of shares issued to a consultant. The amount for the corresponding period in 2010 relates to stock options granted to officers, directors and consultants and $82,000 of stock-based compensation relating to warrants.

Accounting and legal fees decreased to $24,000 in the three months ended May 31, 2011 compared to $60,000 in the three months ended May 31, 2010. The decrease was primarily attributable to lower legal costs.

Mineral exploration in the three months ended May 31, 2011 decreased to $55,000 compared to $259,000 for the three months ended May 31, 2010 as the Company started a preliminary exploration program on Cerro Delta project.

Loss

Our net loss decreased to $974,000 for the three months ended May 31, 2011 compared to $1,477,000 for the three months ended May 31, 2010. As described above, the decrease in our loss was attributable to lower mineral exploration and lower impairment of mineral property costs offset by higher general and administration expenses.

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

As of May 31, 2011, we had total assets of $1,197,000, total liabilities of $2,401,000 and a deficit of $47,268,000 accumulated during the development stage.

Cash and Working Capital

We had cash and cash equivalents of $502,000 as of May 31, 2011, compared to cash of $408,000 at February 28, 2011 and $800,000 at May 31, 2010. We had working capital deficit of $1,419,000 as of May 31, 2011, compared to a working capital deficit of $1,483,000 as of February 28, 2011 and working capital deficit of $980,000 as of May 31, 2010.

During the first quarter of 2011, we did not increase the activities for our exploration program considerably but have continued to incur corporate administrative expenses, for which, we were unable to raise sufficient funds to pay many of our suppliers. Our accounts payable and accrued liabilities decreased from $1,690,000 as of February 28, 2011 to $1,433,000 in the first quarter of 2011, most of which are being carried forward from 2010. Of the $1,433,000 accounts payable and accrued liabilities as of May 31, 2011, $334,000 related to exploration expenses.

We will require additional financing during the current fiscal year according to our planned exploration activities. We are in the process of determining our plan to carry out exploration and administration activities on our Mexican mineral properties in the current fiscal year. We also anticipate spending approximately $1,600,000 during the next 12 months on general and administrative costs. At this time we do not have the necessary capital to initiate the exploration program and to cover general and administrative costs.

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

Cash Used in Operating Activities

Cash used in operating activities decreased to $571,000 for the three months ended May 31, 2011 compared to $2,488,000 for the three months ended May 31, 2010. The cash used in operating activities was primarily for general and administrative expenses.

Financing Activities

Cash provided by financing activities amounted to $665,000 for the three months ended May 31, 2011 compared to cash used by financing activities of $67,000 for the three months ended May 31, 2010. The cash provided by financing activities was from the private placement.

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

We have a history of operating losses and will need to raise additional capital to fund our planned operations. As at May 31, 2011, we had working capital deficiency of $1,419,000 (May 31, 2010– working capital deficiency of $980,000) and an accumulated deficit during the exploration stage of $47,268,000 (May 31, 2010 - $44,533,000). These conditions raise substantial doubt about our ability to continue as a going concern.

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

Pan American Goldfields Ltd.

/S/ Miguel Di Nanno

Name:  Miguel Di Nanno

Title: President

Date:  July 13, 2011

EXHIBIT 31.1

CERTIFICATION OF

PRINCIPAL EXECUTIVE OFFICER

I, Miguel Di Nanno, certify that:

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

Date:  July 13, 2011

/S/ Miguel Di Nanno

___________________________________
Name:   Miguel Di Nanno

Title: President

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

Date:  July 13, 2011

/S/ Salil Dhaumya

___________________________________
Name:   Salil Dhaumya

Chief Financial Officer

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

I, Miguel Di Nanno, Principal Executive Officer of Pan American Goldfields Ltd. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)

the Quarterly Report on Form 10-Q of the Company for the quarter ended May 31, 2011 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  July 13, 2011

/S / Miguel Di Nanno

_________________________________

Miguel Di Nanno

Title: President

EXHIBIT 32.2

Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

I, Salil Dhaumya, Principal Financial and Accounting Officer of Pan American Goldfields Ltd. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)

the Quarterly Report on Form 10-Q of the Company for the quarter ended May 31, 2011 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  July 13, 2011

/S /Salil Dhaumya

_________________________________

Salil Dhaumya

Title: Chief Financial Officer