Form 10-Q
period 2011-08-31
PAN AMERICAN GOLDFIELDS LTD
filed 2011-10-21
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

As of September 30, 2011, the registrant had 61,417,579 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)

August 31, 2011

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	August 31, 2011	February 28, 2011
	(Unaudited)	(Audited)
Assets

Current
Cash and cash equivalents	$76,353	$407,912
Accounts receivable	500,556	409,692
Prepaid expenses	73,475	136,141
Deposits	-	150,000
	650,384	1,103,745

Equipment (note 4)	189,701	217,875

Total assets	$840,085	$1,321,620

Liabilities

Current
Accounts payable and accrued liabilities	$1,420,282	$1,690,208
Loans payable (note 8)	-	12,876
Promissory notes (note 7)	1,014,057	884,022

Total liabilities	2,434,339	2,587,106

Stockholders’ deficiency
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil
Common stock
Authorized: 200,000,000 shares without par value
Issued: 61,417,579 (2011 –54,003,827) (note 10)	32,257,580	30,750,401
Additional paid-in capital	15,612,980	15,262,405
Stock subscriptions	149,904	781,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the development stage	(47,879,726)	(46,293,923)
Accumulated other comprehensive income	268,435	238,058
Total stockholders’ deficiency	(1,594,254)	(1,265,486)

Total liabilities and stockholders’ deficiency	$840,085	$1,321,620

Going-concern (note 3)
Commitments (notes 6 and 12)
Subsequent events (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31		Period From March 1, 2004 (Inception of Development Stage) to August 31,
	2011	2010	2011	2010	2011
Net sales	$466,903	$184,268	$795,031	$375,609	$2,478,464
Cost of goods sold	167,303	105,723	321,249	219,152	1,179,602
Gross margin	299,600	78,545	473,782	156,457	1,298,862

Expenses
General and administrative	898,186	636,547	1,792,682	1,281,318	21,378,620
Mineral exploration (note 6)	64,360	102,630	119,753	361,390	9,360,237
Impairment of mineral property costs	33,721	1,733	201,826	670,674	17,512,100

Operating loss	(696,667)	(662,365)	(1,640,479)	(2,156,925)	(46,952,095)

Other income (expenses)
Deposit on equipment written off	-	(425)	-	(25,300)	(25,300)
Foreign exchange	(110,294)	(76,614)	(139,342)	(78,376)	(489,120)
Interest expense	(22,363)	(35,527)	(42,622)	(53,393)	(5,356,804)
Other income	7,883	12,633	11,975	59,278	270,997
Gain (loss) on disposal of assets	-	(153)	-	15,130	15,130
Gain (loss) on sale of assets	-	-	-	-	4,388,374
Gain (loss) on settlement of debt	210,000	-	224,665	-	269,092

Net loss	(611,441)	(762,451)	(1,585,803)	(2,239,586)	(47,879,726)

Accumulated deficit, beginning	(47,268,285)	(44,532,642)	(46,293,923)	(43,055,507)	-

Accumulated deficit, ending	$(47,879,726)	$(45,295,093)	$(47,879,726)	$(45,295,093)	$(47,879,726)

Other comprehensive income
Foreign exchange gain (loss) on translation	$66,184	$19,836	$30,377	$36,912	$268,435
Total comprehensive loss	$(545,257)	$(742,615)	$(1,555,426)	$(2,202,674)	$(47,611,291)

Total loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$-

Weighted average number of shares of common stock – basic and diluted	61,657,577	54,003,827	59,894,805	53,911,436	-

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Six Months Ended August 31		Period from March 1, 2004 (Inception of Development Stage) to August 31,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(1,585,803)	$(2,239,586)	$(47,879,726)
Adjustments to reconcile net (loss) to net cash flows:
Write off of note receivable	-	-	57,500
Impairment of mineral property costs	150,000	-	13,795,000
Issuance of shares for consulting services	-	-	510,590
Issuance of shares for interest costs	-	-	82,500
Discount on convertible debenture	-	-	569,549
Deposit on equipment written off	-	25,300	25,300
Gain on disposal of assets	-	(15,130)	(15,130)
Gain on sale of assets	-	-	(4,389,954)
Non-cash component of gain on settlement of debt	(224,665)	-	(310,907)
Beneficial conversion feature	-	-	4,081,091
Stock-based compensation	725,725	406,654	11,692,336
Amortization	23,013	26,306	328,396
Net change in operating assets and liabilities:
Prepaid expense	61,507	124,313	(70,581)
Accounts receivable	(149,809)	(146,056)	(185,354)
Customer deposits	-	-	(194,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	10,577	(1,183,738)	6,747,528
Cash used in operating activities	(989,455)	(3,001,937)	(15,047,334)
Investing activities
Sale of equipment	-	-	33,316
Purchase of property and equipment	-	(14,226)	(602,473)
Cash provided (used) in investing activities	-	(14,226)	(569,157)
Financing activities
Proceeds from loans payable	-	-	288,067
Proceeds from notes payable	-	-	3,162,196
Proceeds from convertible debentures	-	-	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(12,876)	(45,388)	(281,186)
Repayment of notes payable	-	(44,674)	(586,620)
Repayment of convertible debentures	-	-	(2,051,047)
Stock subscriptions	670,904	-	1,602,162
Issuance of common stock	-	-	2,756,994
Cash provided (used) by financing activities	658,028	(90,062)	15,575,443
Net change in cash	(331,427)	(3,106,225)	(41,048)
Effect of foreign currency translation on cash	(132)	32,179	95,324
Cash and cash equivalents, beginning	407,912	3,377,404	22,077
Cash and cash equivalents, ending	$76,353	$303,358	$76,353
Supplemental cash flow information (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2011

1.	BASIS OF PRESENTATION

Pan American Goldfields Ltd. (formerly Mexoro Minerals, Ltd and Sunburst Acquisitions IV, Inc.) ("Panam" or the “Company”) was incorporated in the state of Delaware on March 23, 2010 and on July 2, 2010 changed its name to Pan American Goldfields Ltd. pursuant to an agreement and plan of merger between the Company and Mexoro Minerals Ltd. The Company was formed to seek out and acquire business opportunities. Between 1997 and 2003, the Company was engaged in two business acquisitions and one business opportunity, none of which generated a significant profit or created sustainable business. All were sold or discontinued. The Company had previously been pursuing various business opportunities and, effective March 1, 2004, the Company changed its operations to mineral exploration. Currently, the main focus of the Company’s operations is in Mexico and Argentina.

In February 2011, the Company entered into an agreement with Compañia Minera Alto Rio Salado S.A. (“Compañia Minera”), a private Argentine entity, for the acquisition of the 15,000 hectares Cerro Delta Project in northwest La Rioja Province, Argentina. The agreement became effective in March 2011. Under the terms of the agreement, the Company is required to pay $150,000 upon signing (paid) the agreement, $200,000 on the first anniversary, $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta project payable on the sixth anniversary of the signing. The vendor will retain a 1% NSR. (note 6)

On February 12, 2009, the Company entered into a joint venture through a definitive agreement for development of its Cieneguita project with Minera Rio Tinto, S.A. de C.V. (“MRT”), a private company duly incorporated pursuant to the laws of Mexico, which is controlled by the chairman of the Company. The purpose of the joint venture is to put the Cieneguita property into production. Pursuant to the agreement, MRT is to provide the necessary working capital to begin and maintain mining operations at Cieneguita, which are estimated to be $3,000,000. MRT plans to spend 100% of the money to earn 74% of the net cash flow from production (notes 5 and 6). The Company will receive 20% of the net cash flows from production. Accordingly, the Company is considered to be a development stage company.

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
Six Months Ended August 31, 2011

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

(ii)
On May 12, 2011, the FASB issued ASU 2011-04. The ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework.  Thus, there are few differences between the ASU and its international counterpart, IFRS 13. This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments.  The ASU is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-05 to have a material effect on the financial position, results of operations or cash flows of the Company.

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
Six Months Ended August 31, 2011

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
Six Months Ended August 31, 2011

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
Six Months Ended August 31, 2011

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at August 31, 2011, the Company had a cumulative loss, during its development period, of $47,879,726 (February 28, 2011 - $46,293,923). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations from its investment in Mexican and Argentine mining ventures (note 6). In addition, the Company has conducted private placements of convertible debt and common stock (note 10), which have generated a portion of the initial cash requirements for its planned mining ventures (note 6).

In June 2011, the Company completed a private placement of 1,500,000 units at $0.20 per unit, for total proceeds of $300,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, each exercisable at $0.30, expiring in two years from the closing date.

In March 2011, the Company completed a private placement of 6,560,000 units at $0.20 per unit, for total proceeds of $1,312,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. Each warrant is exercisable for one share of common stock at an exercise price of $0.30 per share for a period of two years from the closing date.

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

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2011

4.	EQUIPMENT

	August 31, 2011			February 28, 2011
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value
	$	$	$	$

Software	24,371	18,038	6,333	6,734
Machinery	289,167	128,444	160,723	180,423
Vehicles	93,467	80,018	13,449	19,773
Computers	29,033	28,714	319	930
Office equipment	16,947	8,070	8,877	10,015
	452,985	263,284	189,701	217,875

5.	JOINT VENTURE WITH MRT

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

The Company’s proportionate share of revenues was $795,031 and proportionate share of the net profit was $238,891 for the six months ended August 31, 2011. The Company’s proportionate share of accounts receivable of the joint venture was $283,988 at August 31, 2011. The joint venture did not have any other assets or liabilities at August 31, 2011.

6.	MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the six months ended August 31, 2011:

	Cieneguita	Cerro Delta	Encino Gordo	Total
	$	$	$	$
Geological, geochemical, geophysics	17,156	25,515	-	42,671
Land use permits	7,817	-	2,259	10,076
Automotive	21,388	-	-	21,388
Travel	2,910	-	-	2,910
Consulting	10,912	27,036	-	37,948
Equipment	572	-	-	572
General	2,806	1,382	-	4,188
	63,561	53,933	2,259	119,753

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2011

6.	MINERAL PROPERTIES (CONTINUED)

The Company incurred exploration expenses as follows in the six months ended August 31, 2010:

	Sahuayacan	Cieneguita	Encino Gordo	New Projects	Total
	$	$	$	$	$

Drilling and sampling	66,239	-	-	-	66,239
Geological, geochemical, geophysics	128,225	-	1,162	1,261	130,648
Land use permits	10,233	37,630	1,633	-	49,496
Automotive	-	53	-	-	53
Travel	2,399	3,811	4,657	-	10,867
Consulting	7,408	43,210	12,997	-	63,615
Equipment	994	2,238	2,125	-	5,357
General	8,062	18,279	8,774	-	35,115
	223,560	105,221	31,348	1,261	361,390

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
Six Months Ended August 31, 2011

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

Based on production at Cieneguita, the joint venture paid $120,000 during the fiscal year ended February 28, 2011 and $47,241 during the six months ended August 31, 2011 to the Cieneguita owners. As of August 31, 2011, Corporativo Minero has been paid a total of $997,241 for the Cieneguita property. The Company is not in default on its payments for the Cieneguita property.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2011

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

(iii)
MRT will spend up to $5,000,000 to take the Cieneguita property through the feasibility stage. In doing so, MRT will earn a 60% interest in the Company’s rights to the property. After the expenditure of the $5,000,000 all costs will be shared on a ratio of 60% to MRT and 40% to Panam. If the Company elects not to pay its portion of costs after the $5,000,000 has been spent, the Company’s position shall revert to a 25% carried interest on the property.

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
Six Months Ended August 31, 2011

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

On June 27, 2011, the Company entered into a binding letter agreement (the “Letter Agreement”) with MRT and Marje Minerals, concerning the restructuring of the prior agreements between the parties, including their respective ownership interests in the Company’s Cieneguita project.

The Letter Agreement provides that the parties will commence to use their best efforts to negotiate, finalize and execute definitive agreements, which will amend and restate the existing agreements between the parties related to the Cieneguita project. The definitive agreements were expected to be completed by August 27, 2011. Additionally, the terms of the Letter Agreement are binding on the parties, and restate the existing agreements between the parties. The Letter Agreement is governed by California law, and may be terminated by mutual written consent of the parties or by either the Company or MRT if the restructuring contemplated by the Letter Agreement is enjoined by a court or a governmental body. Pending completion of the definitive agreements, the Company can commence preliminary work and analyses on the Cieneguita project and propose preliminary work plans and budgets for the same, which shall be subject to the approval of MRT, which approval shall not be unreasonably withheld or delayed.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2011

6.	MINERAL PROPERTIES (CONTINUED)

Under the Letter Agreement, the parties agreed to restructure their respective ownership interests in the Cieneguita project as follows:

Holder	Ownership Percentage	Net Cash Flow Interest From First Phase Production	Net Cash Flow Interest Following First Phase Production
MRT	20%	74%	20%
Marje Minerals	0%	6%	0%
Panam	80%	20%	80%

The Company and MRT shall be responsible for the cost of the feasibility study on a pro rata basis based on their respective amended ownership percentages of the Cieneguita project.

And, the Company will issue Marje Minerals 3,333,333 shares of its restricted common stock in exchange for its 6% interest in the Cieneguita project.

Marje Minerals will also assume approximately $490,000 in debt of the Company in consideration for receiving half of all monthly net cash flows that the Company is entitled from the first 15 meters, until the sooner of December 31, 2012 or until Marje Minerals receives $490,000 from these cash flows.

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
Six Months Ended August 31, 2011

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

Cerro Delta

In February 2011, the Company management entered into an agreement with Compañia Minera for the acquisition of the 15,000 hectare Cerro Delta project in northwest La Rioja Province, Argentina. The agreement became effective in March 2011. Under the terms of the agreement, the Company must pay $150,000 upon signing (paid), and $200,000 on the first anniversary, $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the project payable on the sixth anniversary of the signing. The vendor will retain a 1% NSR.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2011

7.	PROMISSORY NOTES

As at August 31, 2011, the Company had $1,014,057 (February 28, 2011 - $884,022) of promissory notes outstanding, comprising the following:

(a)
During the year ended February 29, 2008, the Company converted accounts payable of $465,994 (Swiss Franc (“CHF”) 565,000) into promissory notes. The Company had an implied obligation to pay the accounts payable in CHF as the funds to pay the expense came from Swiss investors in CHF. Accordingly, the promissory notes were issued in CHF. The notes consisted of one warrant for each CHF 5.00 of notes issued, exercisable at $1.00 each. The principal and interest on the notes became due and payable on April 30, 2008. The Company has not repaid the promissory notes as of August 31, 2011 and is in default. The principal and interest on the notes due and payable as of August 31, 2011 was $975,587. The interest rate payable during the default period is 12%.

(b)
During the six months ended August 31, 2011, the Company entered into an agreement to convert $17,778 of the promissory notes including accrued interest by issuing 55,000 shares of the Company’s common stock (note 10).

(c)
$10,358 of promissory notes is due to related parties that were to be repaid over a 12 month period as part of a debt settlement agreement. These notes bear no interest (note 13). The Company has not made the monthly payments according to the settlement agreement and is in default.

(d)	$12,049 of promissory notes is due to an associate of a related party that bear no interest and have no repayment terms.

(e)	$16,064 of promissory notes bear no interest and have no repayment terms.

8.	LOANS PAYABLE

As at August 31, 2011, there were loans payable in the amount of $nil (February 28, 2011 - $12,876), which are all current. The loans are repayable in monthly instalments of $nil (February 28, 2011 – $3,272), including interest of 7.50% per annum.

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

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2011

10.	COMMON STOCK

In August 2011, the Company negotiated return of 750,000 shares to the treasury from a former president. The shares were valued at the time of issuance at $0.28 per share.

In July 2011, the Company issued 500,000 shares of common stock and warrants to purchase 500,000 shares of common stock at $0.30, expiring on July 21, 2013, to a consultant.

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
Six Months Ended August 31, 2011

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

In June 2009, the Company issued 1,000,000 shares of common stock to an officer of the Company as bonus. The Company recorded the shares at their face value of $0.28 per share for a total of $280,000.

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
Six Months Ended August 31, 2011

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

In the six months ended August 31, 2011, the Company awarded 1,600,000 options to purchase common shares (August 31, 2010 – nil) and recorded stock-based compensation expense for the vesting options of $220,975 (August 31, 2010 - $228,054). The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2012 and 2011:

	2012	2011
Expected volatility	110.11%	110.36%
Weighted-average volatility	110.11%	110.36%
Expected dividend rate	-	-
Expected life of options in years	10	3 -10
Risk-free rate	3.38%	2.95%

There were no capitalized stock-based compensation costs at August 31, 2011 or August 31, 2010.

The summary of option activity under the 2009 Option Plan as of August 31, 2011, and changes during the period then ended, is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options			Term

Balance at March 1, 2011	$0.46	6,735,000
Options granted	0.29	1,600,000
Options exercised
Options cancelled/forfeited	0.61	(2,120,000)

Balance at August 31, 2011	$0.34	6,215,000	8.14	$68,350

Exercisable at August 31, 2011	$0.38	4,215,001	7.47	$25,750

The weighted-average grant-date fair value of options granted during the six months ended August 31, 2011 was $0.27 and $nil, respectively.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2011

11.	STOCK COMPENSATION PROGRAM (CONTINUED)

A summary of the status of the Company’s non-vested options as of August 31, 2011, and changes during the six months ended August 31, 2011, is presented below:

		Weighted-average
		Grant-Date
Non-vested options	Shares	Fair Value

Non-vested at February 28, 2011	1,376,666	$0.26
Granted	1,600,000	0.27
Vested	(881,666)	0.26
Cancelled/forfeited	(95,001)	0.16

Non-vested at August 31, 2011	1,999,999	0.26

As of August 31, 2011, there was an estimated $444,200 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2009 nonqualified stock option plan. That cost is expected to be recognized over a weighted-average period of approximately 2.06 years.

On April 29, 2011, the Company repriced the exercise price of 1,125,000 vested stock options by reducing the exercise prices of $0.36 and $0.44 to $0.28. As a result, the Company recorded incremental stock-based compensation of $6,000 during the six months ended August 31, 2011.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2011

12.	WARRANTS

As at August 31, 2011, the Company had a total of 33,011,733 warrants (February 28, 2011 – 25,826,733) outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 33,011,733 shares of common stock in the event that these warrants are exercised.

During the six months ended August 31, 2011, the Company received $nil from warrants exercised.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, February 28, 2010	25,380,900	$0.43
Issued	3,000,000	0.25
Cancelled/expired	(2,554,167)	0.44
Exercised	-	-

Balance, February 28, 2011	25,826,733	$0.41

Issued	8,360,000	0.30
Cancelled	(1,175,000)	0.33
Exercised	-	-

August 31, 2011	33,011,733	$0.38

As at August 31, 2011, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$

3,000,000	0.25	July 26, 2012
300,000	0.25	August 22, 2013
166,666	0.30	May 8, 2012
325,000	0.30	November 5, 2011
11,375,000	0.30	December 30, 2011
500,000	0.30	December 31, 2012
3,325,000	0.30	March 17, 2013
1,735,000	0.30	April 13, 2013
500,000	0.30	April 29, 2013
1,500,000	0.30	June 2, 2013
500,000	0.30	July 21, 2013
200,000	0.40	March 24, 2012
525,000	0.50	August 15, 2012
5,000,000	0.50	December 24, 2012
1,666,667	0.50	November 5, 2012
200,000	0.65	June 30, 2012
1,793,400	0.75	April 2012 to August, 2013
200,000	1.30	June 30, 2012
200,000	2.00	June 30, 2012
33,011,733

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2011

13.	RELATED PARTY TRANSACTIONS

For the six months ended August 31, 2011, the Company paid or accrued management and directors fees of $188,000 (August 31, 2010 - $186,800) to certain officers and directors. The Company also paid or accrued $348,423 (August 31, 2010 - $8,969) to certain officers and directors for finders’ fee, travel, office and other related expenses.

The Company also paid consulting fees of $32,000 (August 31, 2010 - $nil) to a company owned by a director and $9,035 to a director.

As at August 31, 2011, accounts payable of $40,139 (August 31, 2010 - $114,563) was owing to directors and officers of the Company and $10,000 (August 31, 2010 - $193,041) was owing to a company controlled by a director. In addition, promissory notes of $nil (August 31, 2010 - $9,880) were owed to a company controlled by a director (Note 7).

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended August 31, 2011	Six months ended August 31, 2010	Period From Inception of Development Stage (March 1, 2004) to August 31, 2011

Interest paid	$-	$-	$310,053
Common stock issued on conversion of debt	128,651	-	4,321,651
Common stock issued on settlement of notes payable	17,778	-	3,151,100
Common stock issued for interest costs	-	-	82,500
Common stock issued for financing costs	-	-	145,000
Common stock issued for mineral property costs	-	-	580,000
Common stock issued for bonuses	-	-	512,750
Shares issued for services	$268,750	$-	$779,340

15.	SUBSEQUENT EVENTS

In September 2011, the Company executed the definitive agreement pursuant to the Letter Agreement (note 6) with MRT, for the restructure of its Cieneguita joint venture. Under the restructured joint venture agreement the Company receives 20% of the net operating profits after royalties for material processed through a small-scale pilot operation and mined from the first 15 meters depth of the Cieneguita deposit until December 31, 2012. For all other material processed from the property, the Company's interest is 80% and MRT is reduced to a 20% working interest, subject to certain dilution provisions.

In September 2011, the Company executed debt conversion and release agreements to convert promissory notes in the amount of $1,002,264 into Company’s common shares at $0.30 per share for a total of 3,340,880 shares (note 7).

In September and October 2011, the Company received subscription proceeds of $175,000 in its active private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and one warrant each exercisable at $0.30, which expires in two years.

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

Overview

We are a development stage company and have generated only limited revenues from our Cieneguita project to date, and have not yet generated or realized any revenue from our other two exploration projects. As of August 31, 2011, we had $76,353 in our bank account.

In September 2011, the Company executed an amended and restated development agreement (“the Agreement”) pursuant to a binding letter agreement signed in June 2011 with Minera Rio Tinto, S.A. de C.V. an entity organized under the laws of the United Mexican States (“MRT”) and Marje Minerals S.A., an entity organized under the laws of the United Mexican States (“Marje Minerals”), concerning the restructuring of the prior agreements between the parties, including their respective ownership interests in the Company’s Cieneguita project in Chihuahua State, Mexico.

The parties agreed to restructure their respective ownership interests in the Cieneguita project as follows:

Holder	Ownership Percentage	Net Cash Flow Interest From First Phase Production	Net Cash Flow Interest Following First Phase Production
MRT	20%	74%	20%
Marje Minerals	0%	6%	0%
Pan American	80%	20%	80%

The Company receives 20% of the net operating profits after royalties for material processed through a small-scale pilot operation and mined from the first 15 meters depth of the Cieneguita deposit until December 31st 2012. For all other material processed from the property, the Company's interest is 80% and MRT is reduced to a 20% working interest, subject to certain dilution provisions.

The Company and MRT shall be responsible for the cost of the feasibility study on a pro rata basis based on their respective amended ownership percentages of the Cieneguita project.

In August 2011, we appointed Hernan Celorrio as an advisor to the board of directors and as a director of Recursos Argentinos SA, the company’s newly formed subsidiary in Argentina. Mr. Celorrio, a lawyer, is an expert in Argentinean mining law and has an extensive background in the industry. He is currently the vice president of the Argentine-Chilean Chamber of Commerce and a director of the executive committee and president of the Mining Committee of the Argentine Canadian Chamber of Commerce. He is also the president of the Argentine Mining Foundation (FUNDAMIN).

In July 2011, we entered into an agreement with M3 Engineering and Technology Corporation (“M3”) for the execution and completion of a National Instrument 43- 101 (“NI 43-101”) compliant Preliminary Economic Assessment (“PEA”) for the Cieneguita project.

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

In February 2011, we entered into an agreement with Compañia Minera Alto Rio Salado S.A. (“Compañia Minera”), a private Argentine entity, for the acquisition of the 15,000-hectare Cerro Delta project in northwest La Rioja Province, Argentina. Under the terms of the agreement, the Company must pay $150,000 upon signing (paid), $200,000 on the first anniversary, $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta project payable on the sixth anniversary of the signing. The vendor will retain a 1% net smelter revenue (“NSR”).

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

For the six months ended August 31, 2011, the joint venture with MRT, as described further below, generated net cash flows from the tuning and start-up operations of approximately $1,194,000 of which $239,000 is attributable to us under the joint venture agreement. We originally received guidance from MRT that we should expect net cash flow of approximately $140,000 per month beginning December 2010 rising to more than $200,000 per month by May 2011. A drought which persisted until late June 2011 reduced the available water supply and as a consequent the volume of mined material that could be processed was sharply curtailed. With the return of the rainy season production increased to 500 tpd in July. Small dams have been built to store water in case the drought resumes. The consequence however is that the income expected has not been received during the Q2 period. Operations are currently at pit #3 where metals contained in the material recovered are averaging approximately 1.44 grams per ton gold, 109 grams per ton silver, 0.05% copper, 0.4% lead and 0.5% zinc. Recoveries for gold and silver have averaged a respective 86% and 90%. The level of production has been increased to 620 oz/Au and 36,000 oz/Ag in September 2011. Despite the improvements there remains significant risk to us for this type of extracting of mineralized material because we will not have established reserves at Cieneguita until an independent feasibility study is completed. Consequently, without a feasibility study we cannot predict if the extraction and processing of mineralized material from the Cieneguita property will result in future cash flow.

Accordingly, for the 12-month period from September 2011 through August 2012, we need to raise additional capital to pursue our business plan of preparing a feasibility study and acquiring, exploring and developing additional high impact mineral properties and to provide a buffer for the possibility that the expected net cash flow currently generated by MRT is interrupted.

During this period, we will need to receive from production at the Cieneguita operations a minimum of $2,400,000 a portion of which will be used for general and administrative costs. As continuous operations have only recently begun, we cannot ascertain how reliable this income will be. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as described below.

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

In August 2011, we appointed Hernan Celorrio as advisor to the board of directors and as a director of Recursos Argentinos SA, the Company’s newly formed subsidiary in Argentina.

In July 2011, we entered into an agreement with M3 and Technology Corporation for the execution and completion of a NI 43- 101 compliant Preliminary Economic Assessment (PEA) for the Cieneguita project.

In June 2011, we appointed Neil Maedel as chairman of the board.

In May 2011, we appointed Dr. Alexander Becker as advisor to the board of directors, who has a PhD in Structural Geology and an extensive history as an exploration geologist, to assist us with the selection and development of exploration projects.

In February 2011, we entered into an agreement with Compañia Minera, a private Argentine entity, for the acquisition of the 15,000-hectare Cerro Delta project in northwest La Rioja Province, Argentina. Under the terms of the agreement, the Company must pay $150,000 upon signing (paid), $200,000 on the first anniversary, $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta project payable on the sixth anniversary of the signing. The vendor will retain a 1% NSR.

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

In February 2009, we entered into a development agreement with MRT, which we amended in December 2009. Pursuant to the terms of the development agreement, as amended, MRT had agreed to invest up to $8 million to initiate the first phase of production and to complete a feasibility study on the Cieneguita project. The first phase of production was limited to the mining of the mineralized material that is available from the surface to a depth of 15 meters (“First Phase Production”). In exchange, we assigned MRT a 74% interest of the net cash flows from First Phase Production and a 54% ownership interest in the Cieneguita project.

To fund our continued operations, we issued $1.5 million of convertible debentures in March 2009, of which an aggregate of $880,000 was issued to Mario Ayub, one of our former directors, and to his affiliated entity, MRT. Pursuant to the terms of the convertible debentures, the holders irrevocably converted the debentures into a 10% ownership interest in the Cieneguita project and a 10% interest in the net cash flow from First Phase Production. In December 2009, Mario Ayub and MRT agreed to resell an aggregate 4% ownership interest in the Cieneguita project back to us, along with 4% of the net cash flow from First Phase Production, in return for $550,000. In a private transaction not involving us, the other holders contributed their remaining 6% ownership interest in the Cieneguita project to MM.

As a result of our amended development agreement and our agreements with the debenture holders, the ownership interest in the Cieneguita project and the net cash flows from the First Phase Production were held by us, MRT and MM as follows:

Holder	Ownership Percentage	Net Cash Flow Interest From First Phase Production	Net Cash Flow Interest Following First Phase Production
MRT	54%	74%	54%
Marje Minerals	6%	6%	6%
Pan American	40%	20%	40%

Any additional costs for the First Phase Production and the feasibility study for the Cieneguita project, after MRT was to invest $8 million, would have been shared by us, MRT and Marje Minerals on a pro-rata basis based on their respective ownership percentages in the Cieneguita project.

The major terms of the development agreement with MRT and Marje Minerals were as follows:

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

In September 2011, we entered into the Agreement with MRT and Marje Minerals pursuant to the Letter Agreement of June 2011, concerning the restructuring of the amended development agreements between the parties, including their respective ownership interests in the Company’s Cieneguita project.

The Company receives 20% of the net operating profits after royalties for material processed through a small-scale pilot operation and mined from the first 15 meters depth of the Cieneguita deposit until December 31st 2012. For all other material processed from the property, the Company's interest is 80% and MRT is reduced to a 20% working interest, subject to certain dilution provisions.

Under the Agreement, the parties agreed to restructure their respective ownership interests in the Cieneguita project as follows:

Holder	Ownership Percentage	Net Cash Flow Interest From First Phase Production	Net Cash Flow Interest Following First Phase Production
MRT	20%	74%	20%
Marje Minerals	0%	6%	0%
Pan American	80%	20%	80%

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

For the 12-month period from September 2011 through August 2012, we need to raise additional capital to maintain operations. We will need a minimum of $1,500,000 for general and administrative costs. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as detailed below.

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

The exploration program for Cerro Delta project is under planning and we intend to start the drilling program at the beginning of 2012. The initial field work will include mapping, soil, stream sediments, trenching and rock sampling. The geophysical study will develop a magnetometric and a Induced Polarization surveys in order to confirm and extend the actual anomalous area. The initial field campaign, including 3,500 meters initial drilling, will be developed at an estimated  cost of $3,000,000.

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

Assay results and an analysis of the drilling and exploration work are compiled and described in our NI 43-101, which was completed following the end of fiscal 2010, and is in compliance with the standards and requirements of Canadian security regulatory authorities. The NI 43-101 report is also available on our website, www.panamericangoldfields.com. Two different styles of mineralization have been identified: precious (gold-silver) and base (lead-zinc-silver) metal mineralization, with higher gold-silver grades starting on surface and lead-zinc-silver mineralization intercepted at depth and to the west of the Cieneguita deposit. We interpret the Cieneguita deposit as a diatreme breccia body where disseminated oxide and sulphide mineralization is mainly hosted by quartz-sericite altered diatreme breccias and lapilli tuffs.

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

Included in the NI 43-101 report is an updated NI 43-101 compliant resource estimate of 1.1 million measured and indicated gold equivalent ounces and 0.02 million inferred gold equivalent ounces at the Cieneguita project. The estimate includes 20,087,000 measured and indicated tons grading 1.54 g/t gold equivalent and 453,000 inferred tons grading 1.47 g/t gold equivalent.

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

Current Operations

Previously reported water supply problems are ongoing as a continued drought has curtailed the processing of ore despite the installation of a five kilometer line to a second water source. Metal recoveries have been dramatically improved by the addition of a ball mill to further grind the mined material, just as changes in reagents used improved the recovery of the free gold particles or gold-bearing minerals in the flotation process. During the period from March 2011 to August 2011, $3,975,000 worth of concentrate was sold. The cost of mining and processing was $1,606,000 while other operating expenses, totaled a further $993,000. Other expenses including property royalties totaled $181,500 leaving a net operating cash flow for the joint venture of $1,194,000. Costs continue to decline significantly as efficiencies of scale take effect and operational improvements are made. It is also projected that costs per ounce produced will decrease with the increase in production.

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

In July 2011, we entered into an agreement with M3 for the execution and completion of a NI 43- 101 compliant PEA for our Cieneguita project. The PEA is expected to take approximately seven months to complete and the scope of the work is to consist of process plant design, site facilities, power supply and distribution, project execution plan, capital and operating cost estimates, an economic model, and preparation of the overall report.

The process plant design will be on a preliminary basis with enough detail to use as a reference for a planned feasibility study, and will include flow sheet diagrams, general arrangement drawings, specifications and data sheets, and capital and operating cost estimates for the process plant. The flow sheet and general arrangement will be used to define process and layout and will enable the generation of material take offs and size equipment to be used in the capital cost estimate. Areas of focus will include primary crushing and ore storage, grinding, flotation and regrind, thickening and filtering, tailing disposal and reclaimed water piping and pumping, along with fresh water piping and pumping.

M3 will also be responsible for the design and cost estimates of ancillary mine facilities such as offices, laboratory and access roads and will be responsible for the design of single line diagrams used in the generation by M3 of cost estimates for new power lines and substations for the power supply. A project execution plan to be included in the PEA is to be developed jointly between us and M3. Capital cost estimates will be based in part on equipment budget quotations from approved vendors and on M3’s data-base from recent projects while construction costs will use data from the same data-base.

Other consulting companies contributing to the preparation of the PEA will be Independent Mining Consultants who will be preparing a new resource estimate, a mine plan and schedule and mine related capital and operating costs. Resource Development Inc. will be performing metallurgical testing to define the processing flow sheet and estimation of appropriate metal recoveries. Global Resource Engineering will be performing geotechnical related investigations related to tailings and mine waste storage and other site facilities.

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

Proposed 2011/2012 Program: Exploration Projects – Potential and Next Exploration Stage

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

RESULTS OF OPERATIONS

Three and six months ended August 31, 2011 compared to the three and six months ended August 31, 2010.

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

The Company earned its 20% proportionate net cash flows of $239,000 (August 31, 2010 - $45,000) from the joint venture with MRT from the gold production during the six months ended August 31, 2011. Other than the revenue from the joint venture with MRT, we did not have commercial production of any of our properties in the six months ended August 31, 2011. We can not provide any assurances that we will continue to earn revenues of any significance from the joint venture with MRT, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Costs

We incurred operating costs of $96,000 and $199,000 during the three and six months ended August 31, 2011 compared to $48,000 and $97,000 for the three and six months ended August 31, 2010 as a portion of the operating costs of production at Cieneguita in the joint venture with MRT.

Expenses

Our operating expenses increased to $996,000 and decreased slightly to $2,114,000 for the three and six months ended August 31, 2011 compared to $741,000 and $2,313,000 for the three and six months ended August 31, 2010. The increase in the current three months ended August 31, 2011 is primarily due to higher stock-based compensation expense.

General and administrative expenses increased to $898,000 and $1,793,000 in the three and six months ended August 31, 2011 compared to $637,000 and $1,281,000 in the three and six months ended August 31, 2010. The increase during the current three and six month periods is attributable to higher travel and promotion related expenses and stock-based compensation. The non-cash stock-based compensation expense amounted to $365,000 and $726,000 in 2011 compared to $179,000 and $407,000 in 2010, for the three and six months, respectively. The amount for the six-month period in 2011 had $221,000 of stock-based compensation expense relating to options granted to officers, directors, consultants and $236,000 of stock-based compensation relating to warrants and $269,000 stock-based compensation in the form of shares issued to a consultant. The amount for the corresponding period in 2010 relates to stock options granted to officers, directors and consultants of $281,000 and for stock-based compensation relating to warrants of $126,000.

Accounting and legal fees decreased to $100,000 in the six months ended August 31, 2011 compared to $142,000 in the six months ended August 31, 2010. The decrease was primarily attributable to lower legal costs.

Mineral exploration in the three and six months ended August 31, 2011 decreased to $64,000 and $120,000 compared to $103,000 and $361,000 for the six months ended August 31, 2010, as the Company started a preliminary exploration program on Cerro Delta project.

Loss

Our net loss decreased to $611,000 for the three months ended August 31, 2011 compared to $762,000 for the three months ended August 31, 2010 and decreased to $1,586,000 for the six months ended August 31, 2010 compared to $2,240,000 for the six months ended August 31, 2010. As described above, the decrease in our loss was attributable to lower mineral exploration and lower impairment of mineral property costs offset by higher general and administration expenses, and higher revenue from gold sales.

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

As of August 31, 2011, we had total assets of $840,000, total liabilities of $2,434,000 and a deficit of $47,880,000 accumulated during the development stage.

Cash and Working Capital

We had cash and cash equivalents of $76,000 as of August 31, 2011, compared to cash of $408,000 at February 28, 2011 and $303,000 at August 31, 2010. We had working capital deficit of $1,784,000 as of August 31, 2011, compared to a working capital deficit of $1,483,000 as of February 28, 2011 and working capital deficit of $1,545,000 as of August 31, 2010.

During the first six months of 2011, we did not increase the activities for our exploration program considerably but have continued to incur corporate administrative expenses, for which, we were unable to raise sufficient funds to pay many of our suppliers. Our accounts payable and accrued liabilities decreased from $1,690,000 as of February 28, 2011 to $1,420,000 in the first six months of 2011, most of which are being carried forward from 2010. Of the $1,420,000 accounts payable and accrued liabilities as of May 31, 2011, $401,000 related to exploration expenses.

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

Cash Used in Operating Activities

Cash used in operating activities decreased to $989,000 for the six months ended August 31, 2011 compared to $3,002,000 for the six months ended August 31, 2010. The cash used in operating activities was primarily for general and administrative expenses.

Financing Activities

Cash provided by financing activities amounted to $658,000 for the six months ended August 31, 2011 compared to cash used by financing activities of $14,000 for the six months ended August 31, 2010. The cash provided by financing activities was from the private placement.

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

We have a history of operating losses and will need to raise additional capital to fund our planned operations. As at August 31, 2011, we had working capital deficiency of $1,784,000 (August 31, 2010– working capital deficiency of $1,545,000) and an accumulated deficit during the exploration stage of $47,880,000 (August 31, 2010 - $45,295,000). These conditions raise substantial doubt about our ability to continue as a going concern.

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
Date:  October 21, 2011