Form 10-Q
period 2011-11-30
PAN AMERICAN GOLDFIELDS LTD
filed 2012-01-17
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

As of November 30, 2011, the registrant had 65,025,730 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)

November 30, 2011

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	November 30, 2011	February 28, 2011
	(Unaudited)	(Audited)
Assets

Current
Cash and cash equivalents	$502,074	$407,912
Accounts receivable	552,196	409,692
Prepaid expenses	194,486	136,141
Deposits	-	150,000
	1,248,756	1,103,745

Equipment (note 4)	160,508	217,875

Total assets	$1,409,264	$1,321,620

Liabilities

Current
Accounts payable and accrued liabilities	$968,794	$1,690,208
Loans payable (note 8)	21,669	12,876
Promissory notes (note 7)	-	884,022

Total liabilities	990,463	2,587,106

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil
Common stock
Authorized: 200,000,000 shares without par value
Issued: 65,025,730 (2011 - 54,003,827) (note 10)	33,015,292	30,750,401
Additional paid-in capital	15,791,580	15,262,405
Stock subscriptions	1,636,571	781,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the development stage	(48,347,058)	(46,293,923)
Accumulated other comprehensive income	325,843	238,058
Total stockholders’ equity (deficiency)	418,801	(1,265,486)

Total liabilities and stockholders’ equity (deficiency)	$1,409,264	$1,321,620

Going-concern (note 3)
Commitments (notes 6 and 12)
Subsequent events (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,		Period From March 1, 2004 (Inception of Development Stage) to November 30,
	2011	2010	2011	2010	2011
Net sales	$687,211	$247,441	$1,482,242	$623,050	$3,165,675
Cost of goods sold	248,857	136,527	570,106	355,679	1,428,459
Gross margin	438,354	110,914	912,136	267,371	1,737,216

Expenses
General and administrative	689,745	576,586	2,482,427	1,857,904	22,068,365
Mineral exploration (note 6)	217,254	16,821	337,007	378,211	9,577,491
Impairment of mineral property costs	643,151	43,781	844,977	714,455	18,155,251

Operating loss	(1,111,796)	(526,274)	(2,752,275)	(2,683,199)	(48,063,891)

Other income (expenses)
Deposit on equipment written off	-	-	-	(25,300)	(25,300)
Foreign exchange	(130,908)	4,816	(270,250)	(73,560)	(620,028)
Interest expense	1,571	(17,671)	(41,051)	(71,064)	(5,355,233)
Other income	61,307	2,139	73,282	61,417	332,304
Gain on disposal of assets	-	-	-	15,130	15,130
Gain on sale of assets	-	-	-	-	4,388,374
Gain on settlement of debt	712,494	-	937,159	-	981,586

Net loss	(467,332)	(536,990)	(2,053,135)	(2,776,576)	(48,347,058)

Accumulated deficit, beginning	(47,879,726)	(45,295,093)	(46,293,923)	(43,055,507)	-

Accumulated deficit, ending	$(48,347,058)	$(45,832,083)	$(48,347,058)	$(45,832,083)	$(48,347,058)

Other comprehensive income
Foreign exchange gain (loss) on translation	$57,408	$(16,192)	$87,785	$20,720	$325,843
Total comprehensive loss	$(409,924)	$(553,182)	$(1,965,350)	$(2,755,856)	$(48,021,215)

Total loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Weighted average number of shares of common stock – basic and diluted	62,822,951	54,003,827	60,863,756	53,942,009

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	Nine Months Ended November 30,		Period from March 1, 2011 (Inception of Development Stage) to November 30,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(2,053,135)	$(2,776,576)	$(48,347,058)
Adjustments to reconcile net (loss) to net cash flows:
Write off of note receivable	-	-	57,500
Impairment of mineral property costs	776,668	-	14,421,668
Issuance of shares for consulting services	-	-	510,590
Issuance of shares for interest costs	-	-	82,500
Discount on convertible debenture	-	-	569,549
Deposit on equipment written off	-	25,300	25,300
Gain on disposal of assets	-	(15,130)	(15,130)
Gain on sale of assets	-	-	(4,389,954)
Non-cash component of gain on settlement of debt	(937,159)	-	(1,023,401)
Beneficial conversion feature	-	-	4,081,091
Stock-based compensation	921,825	615,754	11,888,436
Amortization	31,961	38,689	337,344
Net change in operating assets and liabilities:
Prepaid expense	(67,125)	227,424	(199,213)
Accounts receivable	(276,745)	(127,278)	(312,290)
Customer deposits	-	-	(194,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	(456,817)	(1,182,375)	6,280,134
Cash used in operating activities	(2,060,527)	(3,194,192)	(16,118,406)
Investing activities
Sale of equipment	-	-	33,316
Purchase of property and equipment	-	(14,226)	(602,473)
Cash provided (used) in investing activities	-	(14,226)	(569,157)
Financing activities
Proceeds from loans payable	28,550	28,500	316,617
Proceeds from notes payable	-	-	3,162,196
Proceeds from convertible debentures	-	-	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(19,757)	(51,599)	(288,067)
Repayment of notes payable	-	(44,674)	(586,620)
Repayment of convertible debentures	-	-	(2,051,047)
Stock subscriptions (net)	2,033,672	-	2,964,930
Issuance of common stock (net)	-	-	2,756,994
Cash provided (used) by financing activities	2,042,465	(67,773)	16,959,880
Net change in cash	(18,062)	(3,276,191)	272,317
Effect of foreign currency translation on cash	112,224	47,916	207,680
Cash and cash equivalents, beginning	407,912	3,377,404	22,077
Cash and cash equivalents, ending	$502,074	$149,129	$502,074

Supplemental cash flow information (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

In February 2011, the Company entered into an agreement with Compañia Minera Alto Rio Salado S.A. (“Compañia Minera”), a private Argentine entity, for the acquisition of the 15,000 hectares Cerro Delta Project in northwest La Rioja Province, Argentina. The agreement became effective in March 2011. Under the terms of the agreement, the Company is required to pay $150,000 upon signing (paid) the agreement, $200,000 on the first anniversary, $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta project payable on the sixth anniversary of the signing. The vendor will retain a 1% NSR (note 6).

On February 12, 2009, the Company entered into a joint venture through a definitive agreement for development of its Cieneguita project with Minera Rio Tinto, S.A. de C.V. (“MRT”), a private company duly incorporated pursuant to the laws of Mexico. The purpose of the joint venture is to put the Cieneguita property into production. Pursuant to the agreement, MRT is to provide the necessary working capital to begin and maintain mining operations at Cieneguita, which are estimated to be $3,000,000. MRT plans to spend 100% of the money to earn 74% of the net cash flow from production (notes 5 and 6). The Company will receive 20% of the net cash flows from production. Accordingly, the Company is considered to be a development stage company.

In September 2011, the Company executed an amended and restated development agreement for the restructure of its Cieneguita joint venture related to the Cieneguita project. Under the restructured joint venture agreement the Company receives 20% of the net operating profits after royalties for material processed through a small-scale pilot operation and mined from the first 15 meters depth of the Cieneguita deposit until December 31, 2012. For all other material processed from the property, the Company's interest is 80% and MRT is reduced to a 20% working interest, subject to certain dilution provisions (note 6).

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

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a)	Recent accounting pronouncements (continued)

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

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a)	Recent accounting pronouncements (continued)

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

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at November 30, 2011, the Company had a cumulative loss, during its development period, of $48,347,058 (February 28, 2011 - $46,293,923). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations from its investment in Mexican and Argentine mining ventures (note 6). In addition, the Company has conducted private placements of convertible debt and common stock (note 10), which have generated a portion of the initial cash requirements for its planned mining ventures (note 6).

Between September and November 2011, the Company received subscription proceeds of $860,000 in its active private placement.

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

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

4.	EQUIPMENT

	November 30, 2011			February 28, 2011
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value
	$	$	$	$

Software	23,491	17,931	5,560	6,734
Machinery	257,986	121,043	136,943	180,423
Vehicles	83,388	73,057	10,331	19,773
Computers	25,902	25,769	133	930
Office equipment	15,119	7,578	7,541	10,015
	405,886	245,378	160,508	217,875

5.	JOINT VENTURE WITH MRT

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

In September 2011, the Company executed an amended and restated development agreement for the restructure of its Cieneguita joint venture related to the Cieneguita project. Under the restructured joint venture agreement the Company receives 20% of the net operating profits after royalties for material processed through a small-scale pilot operation and mined from the first 15 meters depth of the Cieneguita deposit until December 31, 2012. For all other material processed from the property, the Company's interest is 80% and MRT is reduced to a 20% working interest, subject to certain dilution provisions (note 6).

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

The Company’s proportionate share of revenues was $1,482,242 and proportionate share of the net profit was $912,136 for the nine months ended November 30, 2011. The Company’s proportionate share of accounts receivable of the joint venture was $360,598 at November 30, 2011. The joint venture did not have any other assets or liabilities at November 30, 2011.

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

6.	MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the nine months ended November 30, 2011:

	Cieneguita	Cerro Delta	Encino Gordo	Total
	$	$	$	$
Geological, geochemical, geophysics	20,640	28,751	-	49,391
Land use permits	7,503	910	2,166	10,579
Automotive	-	-	-	-
Travel	8,138	-	-	8,138
Consulting	107,859	30,930	-	138,789
Equipment	86,759	-	-	86,759
General	6,199	37,152	-	43,351
	237,098	97,743	2,166	337,007

The Company incurred exploration expenses as follows in the nine months ended November 30, 2010:

	Sahuayacan	Cieneguita	Encino Gordo	New Projects	Total
	$	$	$	$	$

Drilling and sampling	66,438	-	-	-	66,438
Geological, geochemical, geophysics	145,145		5,362	1,265	151,772
Land use permits	10,263	7,331	1,638	-	19,232
Travel	2,407	8,100	6,074	-	16,581
Consulting	7,431	58,527	13,036	-	78,994
Equipment	997	3,474	2,132	-	6,603
General	8,086	20,779	9,726	-	38,591
	240,767	98,211	37,968	1,265	378,211

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

In September 2011, the Company executed an amended and restated development agreement for the restructure of its Cieneguita joint venture related to the Cieneguita project. Under the restructured joint venture agreement the Company receives 20% of the net operating profits after royalties for material processed through a small-scale pilot operation and mined from the first 15 meters depth of the Cieneguita deposit until December 31, 2012. For all other material processed from the property, the Company's interest is 80% and MRT is reduced to a 20% working interest, subject to certain dilution provisions (note 6).

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

The Company had the obligation to pay a further $120,000 per year for the next 13 years and the balance of the payments in the 14th year, until the total amount of $2,000,000 was paid. The Company renegotiated the payment due May 6, 2007, to $60,000 payable on November 6, 2007, which was paid, and the balance of $60,000 was paid on December 20, 2007. The Company paid $60,000 on May 12, 2008, of the $120,000 due on May 6, 2008, and the balance was paid in June 2008. The Company paid $30,000 each for a total of $120,000 on May 22, 2009, June 26, 2009, September 4, 2009 and November 20, 2009. In 2010, the Cieneguita project was put into production under the development agreement as described above and the payment terms were changed based on the following formula:

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

In September 2011, the Company, MRT and Corporativo Minero entered into a new agreement, where Corporativo Minero is entitled to a monthly payment of $30,000, to be paid from the net cash flows from production at Cieneguita until the completion of the first 15 meters of production or December 31, 2012, whichever occurs first.

Based on production at Cieneguita, the joint venture paid $120,000 during the fiscal year ended February 28, 2011 and $137,241 during the nine months ended November 30, 2011 to the Cieneguita owners. As of November 30, 2011, Corporativo Minero has been paid a total of $1,087,241 for the Cieneguita property. The Company is not in default on its payments for the Cieneguita property.

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

The Company amended the development agreement and its agreements with the debenture holders in December 2009. According to the amended development agreement, the ownership interest in the Cieneguita project and the net cash flows from the First Phase Production were held by the Company, MRT and Marje Minerals as follows:

Holder	Ownership Percentage	Net Cash Flow Interest From First Phase Production	Net Cash Flow Interest Following First Phase Production
MRT	54% (1)	74%	54% (1)
Marje Minerals	6%	6%	6%
Panam	40%	20%	40%

(1) Was to be earned by MRT by spending $4,000,000 to take the Cieneguita project through the feasibility stage.

Any additional costs for the First Phase Production and the feasibility study for the Cieneguita project, after MRT invested $8,000,000, would have been shared by the Company, MRT and Marje Minerals on a pro-rata basis based on their respective ownership percentages in the Cieneguita project.

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

6.	MINERAL PROPERTIES (CONTINUED)

The major terms of the amended development agreement with MRT and Marje Minerals were as follows:

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

In September 2011, the Company executed a new amended and restated development agreement with MRT and Marje Minerals, for the restructure of its Cieneguita joint venture. Under the restructured joint venture agreement the Company receives 20% of the net operating profits after royalties for material processed through a small-scale pilot operation and mined from the first 15 meters depth of the Cieneguita deposit until December 31, 2012. For all other material processed from the property, the Company's interest is 80% and MRT is reduced to a 20% working interest, subject to certain dilution provisions. The Company also bought back 6% interest in Cieneguita from Marje Minerals in exchange for 3,333,333 common shares of the Company.

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

6.	MINERAL PROPERTIES (CONTINUED)

Under the agreement, the parties agreed to restructure their respective ownership interests in the Cieneguita project as follows:

Holder	Ownership Percentage	Net Cash Flow Interest From First Phase Production	Net Cash Flow Interest Following First Phase Production
MRT	20%	74%	20%
Marje Minerals	0%	6%	0%
Panam	80%	20%	80%

The Company and MRT shall be responsible for the cost of a feasibility study on a pro rata basis based on their respective amended ownership percentages of the Cieneguita project.

Marje Minerals will also assume approximately $490,000 in debt of the Company in consideration for receiving half of all monthly net cash flows that the Company is entitled from operations on the first 15 meters, if any, until the sooner of December 31, 2012 or until Marje Minerals receives $490,000 from these cash flows (note 7).

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

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

7.	PROMISSORY NOTES

As at November 30, 2011, the Company had $nil (February 28, 2011 - $884,022) of promissory notes outstanding, comprising the following:

(a)
During the year ended February 29, 2008, the Company converted accounts payable of $465,994 (Swiss Franc (“CHF”) 565,000) into promissory notes. The Company had an implied obligation to pay the accounts payable in CHF as the funds to pay the expense came from Swiss investors in CHF. Accordingly, the promissory notes were issued in CHF. The notes consisted of one warrant for each CHF 5.00 of notes issued, exercisable at $1.00 each. The principal and interest on the notes became due and payable on April 30, 2008. The interest rate payable during the default period was 12%. In September 2011, the Company executed debt conversion and release agreements to convert promissory notes and related interest charges in the amount of $979,476 into Company’s common shares for a total of 3,340,880 shares (note 10).

(b)
During the nine months ended November 30, 2011, the Company entered into an agreement to convert $17,778 of the promissory notes including accrued interest by issuing 55,000 shares of the Company’s common stock (note 10).

(c)
$10,358 of promissory notes were to be repaid over a 12 month period as part of a debt settlement agreement. These notes bore no interest. In September 2011, the Company assigned these notes to Marje Minerals as part of the amended and restated development agreement (note 6).

(d)
$28,113 of promissory notes bore no interest and had no repayment terms. In September 2011, the Company assigned these notes to Marje Minerals as part of the amended and restated development agreement (note 6).

8.	LOANS PAYABLE

As at November 30, 2011, there were loans payable in the amount of $21,669 (February 28, 2011 - $12,876), which are all current. The loans are repayable in monthly instalments of $3,272 (February 28, 2011 – $3,272), including interest of 7.50% per annum.

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

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

10.	COMMON STOCK

Between September and November 2011, the Company received subscription proceeds of $860,000 in its active private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and one warrant each exercisable at $0.30, which expires in two years.

In October 2011, the Company and note holders agreed to cancel $979,476 of outstanding debt in exchange for 3,340,880 shares of the Company’s common shares. The Company recognized a gain on settlement of debt in the amount of $277,891. In November 2011, the Company also issued 267,271 shares to a consultant as consulting fee relating to the settlement of debt.

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

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

In the nine months ended November 30, 2011, the Company awarded 1,600,000 options to purchase common shares (November 30, 2010 – nil) and recorded stock-based compensation expense for the vesting options of $272,075 (November 30, 2010 - $413,754). The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2012 and 2011:

	2012	2011
Expected volatility	110.11%	110.36%
Weighted-average volatility	110.11%	110.36%
Expected dividend rate	-	-
Expected life of options in years	10	3 -10
Risk-free rate	3.38%	2.95%

There were no capitalized stock-based compensation costs at November 30, 2011 or November 30, 2010.

The summary of option activity under the 2009 Option Plan as of November 30, 2011, and changes during the period then ended, is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options	$		Term

Balance at March 1, 2011	0.46	6,735,000
Options granted	0.29	1,600,000
Options exercised
Options cancelled/forfeited	0.61	(2,120,000)

Balance at November 30, 2011	0.34	6,215,000	7.89	$22,810

Exercisable at November 30, 2011	0.38	4,481,668	7.35	$22,810

The weighted-average grant-date fair value of options granted during the nine months ended November 30, 2011 and November 30, 2010 was $0.29 and $nil, respectively.

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

11.	STOCK COMPENSATION PROGRAM (CONTINUED)

A summary of the status of the Company’s non-vested options as of November 30, 2011, and changes during the nine months ended November 30, 2011, is presented below:

		Weighted-average
		Grant-Date
Non-vested options	Shares	Fair Value
		$

Non-vested at February 28, 2011	1,376,666	0.26
Granted	1,600,000	0.27
Vested	(1,148,333)	0.26
Cancelled/forfeited	(95,001)	0.16

Non-vested at November 30, 2011	1,733,332	0.26

As of November 30, 2011, there was an estimated $393,100 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2009 nonqualified stock option plan. That cost is expected to be recognized over a weighted-average period of approximately 1.80 years.

On April 29, 2011, the Company repriced the exercise price of 1,125,000 vested stock options by reducing the exercise prices of $0.36 and $0.44 to $0.28. As a result, the Company recorded incremental stock-based compensation of $6,000 during the nine months ended November 30, 2011.

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

12.	WARRANTS

As at November 30, 2011, the Company had a total of 32,886,733 warrants (February 28, 2011 – 25,826,733) outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 32,886,733 shares of common stock in the event that these warrants are exercised.

During the nine months ended November 30, 2011, the Company received $nil from warrants exercised.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, February 28, 2010	25,380,900	$0.43
Issued	3,000,000	0.25
Cancelled/expired	(2,554,167)	0.44
Exercised	-	-

Balance, February 28, 2011	25,826,733	$0.41

Issued	8,560,000	0.30
Cancelled	(1,500,000)	0.32
Exercised	-	-

November 30, 2011	32,886,733	$0.38

As at November 30, 2011, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$

3,000,000	0.25	July 26, 2012
300,000	0.25	August 22, 2013
200,000	0.25	September 6, 2013
166,666	0.30	May 8, 2012
11,375,000	0.30	December 30, 2011
500,000	0.30	December 31, 2012
3,325,000	0.30	March 17, 2013
1,735,000	0.30	April 13, 2013
500,000	0.30	April 29, 2013
1,500,000	0.30	June 2, 2013
500,000	0.30	July 21, 2013
200,000	0.40	March 24, 2012
525,000	0.50	August 15, 2012
5,000,000	0.50	December 24, 2012
1,666,667	0.50	November 5, 2012
200,000	0.65	June 30, 2012
1,793,400	0.75	April 2012 to August, 2013
200,000	1.30	June 30, 2012
200,000	2.00	June 30, 2012
32,886,733

PAN AMERICAN GOLDFIELDS LTD. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

13.	RELATED PARTY TRANSACTIONS

For the nine months ended November 30, 2011, the Company paid or accrued management and directors fees of $293,000 (November 30, 2010 - $302,639) to certain officers and directors. The Company also paid or accrued $558,460 (November 30, 2010 - $44,500) to certain officers and directors for exploration property, finders’ fee, travel, office and other related expenses.

The Company also paid consulting fees of $49,500 (November 30, 2010 - $nil) to a company owned by a director and $9,035 (November 30, 2010 - $nil) to a director.

As at November 30, 2011, accounts payable of $50,534 (November 30, 2010 - $366,718) was owing to directors and officers of the Company and $nil (November 30, 2010 - $33,226) was owing to a company controlled by a director.

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended November 30, 2011	Nine months ended November 30, 2010	Period From Inception of Development Stage (March 1, 2004) to November 30, 2011
	$	$	$

Interest paid	-	-	310,053
Common stock issued on conversion of debt	128,651	-	4,321,651
Common stock issued on settlement of notes payable	775,490	-	3,908,812
Common stock issued for interest costs	-	-	82,500
Common stock issued for financing costs	-	-	145,000
Common stock issued for mineral property costs	-	-	580,000
Common stock issued for bonuses	-	-	512,750
Shares issued for services	268,750	-	779,340

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q, including statements in the following discussion which are not statements of historical fact, constitute "forward-looking statements". These statements, which may be identified by words such as “plans”, “intends”, "anticipates", “hopes”, “seeks”, “will”, "believes", "estimates", "should", "expects" and similar expressions include our expectations and objectives regarding our present and future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in such forward-looking statements. Numerous factors and future events could cause us to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Such risks and uncertainties include those set forth under this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and in our Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). These forward-looking statements represent beliefs and assumptions only as of the date of this report. We undertake no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. As used in this management’s discussion and analysis, the terms “Pan American”, the “Company”, “we”, “us”, and “our” mean Pan American Goldfields Ltd.

Overview

We are a development stage company and have generated only limited revenues from our Cieneguita project to date, and have not yet generated or realized any revenue from our other two exploration projects. As of November 30, 2011, we had $502,074 in our bank account.

In September 2011, we executed an amended and restated development agreement (“the Agreement”) pursuant to a binding letter agreement signed in June 2011 with Minera Rio Tinto, S.A. de C.V. an entity organized under the laws of the United Mexican States (“MRT”) and Marje Minerals S.A., an entity organized under the laws of the United Mexican States (“Marje Minerals”), concerning the restructuring of the prior agreements between the parties, including their respective ownership interests in our Cieneguita project in Chihuahua State, Mexico.

The parties agreed to restructure their respective ownership interests in the Cieneguita project as follows:

Holder	Ownership Percentage	Net Cash Flow Interest From First Phase Production	Net Cash Flow Interest Following First Phase Production
MRT	20%	74%	20%
Marje Minerals	0%	6%	0%
Pan American	80%	20%	80%

We receive 20% of the net operating profits after royalties for material processed through a small-scale pilot operation and mined from the first 15 meters depth of the Cieneguita deposit until December 31, 2012. For all other material processed from the property, our interest is 80% and MRT is reduced to a 20% working interest, subject to certain dilution provisions.

Pan American and MRT shall be responsible for the cost of the feasibility study on a pro rata basis based on their respective amended ownership percentages of the Cieneguita project.

In August 2011, we appointed Hernan Celorrio as an advisor to the board of directors and as a director of Recursos Argentinos SA, our newly formed subsidiary in Argentina. Mr. Celorrio, a lawyer, is an expert in Argentinean mining law and has an extensive background in the industry. He is currently the vice president of the Argentine-Chilean Chamber of Commerce and a director of the executive committee and president of the Mining Committee of the Argentine Canadian Chamber of Commerce. He is also the president of the Argentine Mining Foundation (FUNDAMIN).

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

For the nine months ended November 30, 2011, the joint venture with MRT, as described further below, generated net cash flows from the tuning and start-up pilot operations of approximately $2,806,000 of which $561,000 is attributable to us under the joint venture agreement.  A drought combined with an inadequate water collection system resulted in a reduced water supply and, consequently, the volume of mined material that could be processed was sharply curtailed until June 2011. Since the return of the rainy season, the production has increased to between 400 and 500 tonnes per day (“tpd”). To reduce the risk of another water shortage small dams have been built to store water. MRT recently advised the Company that given recent rains, an adequate supply of water was expected to be available for at least the next several months. Production for the month of November 2011 was 13,947 metric ton milled, averaging 465 TPD and 657ounces gold (“Au”), and 32,668 ounces silver (“Ag”) for 1,270 equivalent Au ounces using a factor of $1600/$30. This is a pilot operation  by MRT which is to end December 31, 2012 after which MRT will have the opportunity to earn a 20% interest from the Company's 100% interest in the deposit as it is developed according to the results of an ongoing preliminary economic assessment which is progressing under the guidance of M3 Engineering of Tucson, Arizona. Despite the improvements there remains significant risk to us for this type of extracting of mineralized material because we will not have established reserves at Cieneguita until an independent feasibility study is completed. Consequently, without a feasibility study we cannot predict if the extraction and processing of mineralized material from the Cieneguita property will result in future cash flow.

Accordingly, for the 12-month period from December 2011 through November 2012, we need to raise additional capital to pursue our business plan of preparing a feasibility study and acquiring, exploring and developing additional high impact mineral properties and to provide a buffer for the possibility that the expected net cash flow currently generated by MRT is interrupted.

During this period, we will need to receive from production at the Cieneguita operations a minimum of $2,400,000, a portion of which will be used for general and administrative costs. As continuous operations have only recently begun, we cannot ascertain how reliable this income will be. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as described below.

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

In July 2011, we entered into an agreement with M3 for the execution and completion of a NI 43- 101 compliant Preliminary Economic Assessment (PEA) for the Cieneguita project.

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

For the 12-month period from December 2011 through November 2012, we need to raise additional capital to maintain operations. We will need a minimum of $2,400,000, a portion of which will be for general and administrative costs. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as detailed below.

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

Exploration Projects – Current Status

To date the exploration program has been focused on preparing the Cerro Delta, Argentina exploration project for a drill program that is scheduled to begin in March 2012. The Company is continuing a small reconnaissance program at the Encino Gordo to map potentially gold-bearing limestone outcrops.

In December 2011, we hired Mr. Fedor Zhimulev MSc. PhD Honors. as our chief geologist while actual management of exploration programs will be under the guidance of Alexander Becker PhD. He was a former senior researcher at the Sobolev Institute of Geology and Mineralogy and has extensive experience conducting fieldwork. In 2009 -2011 he was appointed as leader of the institute’s junior Scientists Community and last year was awarded the Academican Sobolev prize for junior scientists from th Siberian Branch of the Academy of Sciences.

On 17th and 18th December 2011, a geological advisor team visited the Cerro Delta project area. The team was headed by Dr. Aleksandr Borisenko and composed of Dr. Alexander Becker – Board Advisor and Geol. Fedor Zhimulev.

The exploration work developed on the project and the knowledge of similar geological systems in the Maricunga Belt allows us to prepare the immediate drilling stage. It is proposed to start the first drilling campaign for the beginning of this year. The targets are the zones showing gold results at surface and good geophysical responses in terms of resistivity, chargeability and ground magnetics.

Dr. Borisenko is Dr. of Geology and Mineralogy and the Deputy Director on Scientific Work of the Sobolev Institute of Geology and Mineralogy, Siberian Branch of Russian Academy of Sciences where approximately 680 researchers work under his direction.

Cieneguita Preliminary Economic Assessment (PEA)

Work on the Cieneguita NI43-101 compliant PEA started in October 2011 with an on-site project kickoff meeting. The primary consultant is M3 Engineering, based in Tucson, Arizona, which has extensive recent and relevant experience with mining projects in Mexico.

At this time, 1,600 kgs of core samples are being used to generate metallurgical composite samples at Resource Development Inc. (‘RDi’) labs of Denver, Colorado. These composites will undergo a rigorous metallurgical testing program focusing on the optimization of concentrate flotation characteristics. Initial results should be available by February 2012.  Hydrogeological and water supply investigations are currently underway with geotechnical studies related to the sitting of various project components starting later in January 2012.  Environmental baseline studies are also underway.

Following the definition of the most appropriate metallurgical process option, the optimal processing rate will be defined and capital and operating costs estimated. Concurrent with this work an updated mineral resource will be generated as well as a mining schedule.  It is anticipated that the results of the PEA will be available in late second quarter of 2012.

Cerro Delta Exploration

Preparation for 3500 meters of core drilling at the Cerro Delta project is underway. Geophysical results are being evaluated. The initial field campaign, including 3,500 meters of initial drilling, will be developed at an estimated cost of $3,000,000. The access road has been repaired in preparation for the drilling campaign.

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

We have conducted a series of exploration programs at Cieneguita since March 2007. The drilling exploration program commenced in December 2007 with one drill rig and a second rig was added in July 2008. The drilling completed in December 2008.

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

Current Operations

Previously reported water supply problems have been remedied. Metal recoveries have been dramatically improved by the addition of a ball mill to further grind the mined material, just as changes in reagents used improved the recovery of the free gold particles or gold-bearing minerals in the flotation process . During the period from March 2011 to November 2011, $7,411,000 worth of concentrate was sold. The cost of mining and processing was $2,851,000 while other operating expenses, totaled a further $1,755,000. Other expenses including property royalties totaled $272,000 leaving a net operating cash flow for the joint venture of $2,806,000. Costs continue to decline significantly as efficiencies of scale take effect and operational improvements are made. It is also projected that costs per ounce produced will decrease with the increase in production.

Previously reported water supply problems are ongoing as a continued drought has curtailed the processing of ore despite the installation of a five kilometer line to a second water source. Metal recoveries have been dramatically improved by the addition of a ball mill to further grind the mined material, just as changes in reagents used improved the recovery of the free gold particles or gold-bearing minerals in the flotation process. During the period from March 2011 to November 2011, $7,411,000 worth of concentrate was sold. The cost of mining and processing was $2,851,000 while other operating expenses, totaled a further $1,755,000. Other expenses including property royalties totaled $272,000 leaving a net operating cash flow for the joint venture of $2,806,000. Costs continue to decline significantly as efficiencies of scale take effect and operational improvements are made. It is also projected that costs per ounce produced will decrease with the increase in production.

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

In July 2011, we entered into an agreement with M3 for the execution and completion of a NI 43- 101 compliant PEA for our Cieneguita project. The PEA is expected to take approximately seven months to complete and the scope of the work is to consist of process plant design, site facilities, power supply and distribution, project execution plan, capital and operating cost estimates, an economic model, and preparation of the overall report. The PEA is currently on track for completion in the second quarter of 2012.

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

Cerro Delta Project

The Cerro Delta project is drill ready and we intend to begin drilling in March, 2012.

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

RESULTS OF OPERATIONS

Three and nine months ended November, 2011 compared to the three and nine months ended November 30, 2010.

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

The Company earned its 20% proportionate net cash flows of $561,000 (November 30, 2010 - $102,000) from the joint venture with MRT from the gold production during the nine months ended November 30, 2011. Other than the revenue from the joint venture with MRT, we did not have commercial production of any of our properties in the nine months ended November 30, 2011. We can not provide any assurances that we will continue to earn revenues of any significance from the joint venture with MRT, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Costs

We incurred operating costs of $98,000 and $297,000 during the three and nine months ended November 30, 2011 compared to $68,000 and $165,000 for the three and nine months ended November 30, 2010 as a portion of the operating costs of production at Cieneguita in the joint venture with MRT.

Expenses

Our operating loss increased to $1,112,000 and $2,752,000 for the three and nine months ended November 30, 2011 compared to $526,000 and $2,683,000 for the three and nine months ended November 30, 2010. The increase in the current three months ended November 30, 2011 is primarily due to impairment of mineral property costs.

General and administrative expenses increased to $690,000 and $2,482,000 in the three and nine months ended November 30, 2011 compared to $577,000 and $1,858,000 in the three and nine months ended November 30, 2010. The increase during the current three and nine month periods is attributable to higher travel and promotion related expenses and stock-based compensation. The non-cash stock-based compensation expense amounted to $196,000 and $922,000 in 2011 compared to $407,000 and $616,000 in 2010, for the three and nine months, respectively. The amount for the nine-month period in 2011 had $272,000 of stock-based compensation expense relating to options granted to officers, directors, consultants and $145,000 of stock-based compensation relating to warrants and $269,000 stock-based compensation in the form of shares issued to consultants. The amount for the corresponding period in 2010 relates to stock options granted to officers, directors and consultants of $414,000 and for stock-based compensation relating to warrants of $202,000.

Accounting and legal fees of $145,000 in the nine months ended November 30, 2011 was approximately the same as compared to $147,000 in the nine months ended November 30, 2010.

Mineral exploration in the three months ended November 30, 2011 increased to $217,000 compared to $17,000 for the three months ended November 30, 2010, as the Company started a preliminary exploration program on Cerro Delta project in September 2011.

Loss

Our net loss decreased to $467,000 for the three months ended November 30, 2011 compared to $537,000 for the three months ended November 30, 2010 and decreased to $2,053,000 for the nine months ended November 30, 2011 compared to $2,777,000 for the nine months ended November 30, 2010. As described above, the decrease in our loss was attributable to lower mineral exploration and lower impairment of mineral property costs, higher revenue from gold sales and gain on settlement of debt, offset by higher general and administration expenses.

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

As of November 30, 2011, we had total assets of $1,409,000, total liabilities of $990,000 and a deficit of $48,347,000 accumulated during the development stage.

Cash and Working Capital

We had cash and cash equivalents of $502,000 as of November 30, 2011, compared to cash of $408,000 at February 28, 2011 and $149,000 at November 30, 2010. We had working capital of $258,000 as of November 30, 2011, compared to a working capital deficit of $1,483,000 as of February 28, 2011 and working capital deficit of $1,887,000 as of November 30, 2010.

During the first nine months of 2011, we did not increase the activities for our exploration program considerably but have continued to incur corporate administrative expenses, for which, we were unable to raise sufficient funds to pay many of our suppliers. Our accounts payable and accrued liabilities decreased from $1,690,000 as of February 28, 2011 to $969,000 in the first nine months of 2011, most of which are being carried forward from 2010. Of the $969,000 accounts payable and accrued liabilities as of November 30, 2011, $356,000 related to exploration expenses.

We will require additional financing during the current fiscal year according to our planned exploration activities. We have initiated our plan to carry out exploration and administration activities on our Mexican and Argentine mineral properties in the current fiscal year. We also anticipate spending approximately $1,500,000 during the next 12 months on general and administrative costs. At this time we do not have the necessary capital to initiate the exploration program and to cover general and administrative costs.

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

Cash Used in Operating Activities

Cash used in operating activities decreased to $2,061,000 for the nine months ended November 30, 2011 compared to $3,194,000 for the nine months ended November 30, 2010. The cash used in operating activities was primarily for general and administrative expenses.

Financing Activities

Cash provided by financing activities amounted to $2,042,000 for the nine months ended November 30, 2011 compared to cash used by financing activities of $68,000 for the nine months ended November 30, 2010. The cash provided by financing activities was from the private placement.

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

We have a history of operating losses and will need to raise additional capital to fund our planned operations. As at November 30, 2011, we had working capital of $258,000 (November 30, 2010– working capital deficiency of $1,877,000) and an accumulated deficit during the exploration stage of $48,347,000 (November 30 - $45,832,000). These conditions raise substantial doubt about our ability to continue as a going concern.

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

10.1
Amended and Restated Development Agreement between the Company Minero Rio Tinto SA and Marje Minerals S.A., effective as of September 26, 2011 (herein incorporated by reference from the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2011).

10.2
Stock Purchase Agreement between the Company and Marje Minerals, S.A, signed as of December 8, 2011 (herein incorporated by reference from the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2011).

10.3
Debt Assumption and Release Agreement between the Company and Minero Rio Tinto S.A. de C.V., Marje Minerals S.A., Mario Ayub and Robert Knight, signed as of December 8, 2011 (herein incorporated by reference from the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2011).

10.4
Acknowledgement and Agreement between the Company Minera Rio Tinto S.A. de C.V. and Corporative Minero, S.A. De C.V., signed as of December 8, 2011 (herein incorporated by reference from the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2011).

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
Date:  January ___, 2012