Form 10-K/A
period 2011-02-28
PAN AMERICAN GOLDFIELDS LTD
filed 2012-03-14
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-K/A

(Amendment No. 1)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

Commission file number:000-23561
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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities ExchangeAct of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has beensubject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reportingcompany. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the ExchangeAct.

Large accelerated filer ☐                                                                                     Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of Common Stock on the OTC Bulletin Board system on August 31,2010 of $0.26 was approximately $14,040,995.

As of June 13, 2011, the Registrant had 61,118,826 shares of Common Stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K for Pan American Goldfields Ltd. (“we” or the “Company”) for the fiscal year ended February 28, 2011, initially filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2011 (the “Original Filing”), is being filed in connection with comments received from the staff of the SEC regarding the description of our business in accordance with Industry Guide 7.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates the Original Filing, in each case, solely as a result of, and to reflect, the comments of the SEC. This Form 10-K/A has not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of the Original Filings has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this report.

Except for the foregoing amended information, this Form 10-K/A continues to speak as of the dates of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filings of the Original Filing or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to this filing.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

We are an exploration stage company focused on mineral exploration activities in Mexico and Argentina. Through our wholly owned Mexican subsidiary, Sunburst Mining de Mexico, S.A. de C.V., (“Sunburst”), we are currently engaged in the exploration oftwo gold and silver projects, named the Cieneguita Project and the Encino Gordo Project, each made up of several mining concessions, located in the Sierra Madre region of the State of Chihuahua, Mexico. We are also engaged in the exploration of a gold project located in Argentina, named the Cerro Delta Project.We previously owned another project in Mexico known as the Guazapares Project, which we agreed to sell pursuant to the terms of a definitive agreement, dated July 10, 2009, to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp., for a total consideration of up to $5.3 million.

To help support our exploration activities, we entered into a development agreement with Minera Rio Tinto, S.A. de C.V. (“MRT”), a mining operator in Chihuahua, Mexico, which is owned by our Chairman, Mario Ayub.  Under the development agreement, we authorized MRT to commence a small scale milling operation at our Cieneguita Project.  As of February 2011 ,MRT’s start-up operations had progressed as planned, and all essential systems and construction for initial plant facilities for crushing, gravity and flotation circuits were complete. Operations had also commenced for one 12-hour shift per day with a processing rate up to 550 tons per day.  The terms of our arrangement with MRT are discussed in detail below.

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

In February 2011, weentered into an agreement with Compañia Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectares Cerro Delta Project in northwest La Rioja Province, Argentina. Under the terms of the agreement, we are required to pay $150,000 upon signing (paid) the agreement, $200,000 on the first anniversary, $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta project payable on the sixth anniversary of the signing. The vendor will retain a 1% NSR.

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

In October 2010, we appointed Miguel F. Di Nanno as President and Chief Operating Officer, replacing George Young effective as of October 15, 2010. Mr. Young remains on our board of directors. Mr. Di Nanno is an Argentina-based mining engineer with extensive mining experience in Argentina. He was the Country Manager in Argentina for Phelps Dodge Corporation developing the Arroyo Cascada Gold deposit, an early stage gold exploration project in Chubut Province he was also Commercial Development Manager, Argentina for the Queensland Government and the COO in Argentina for the Grosso Group. In the areas of acquisition, development and exploration, his clients included MIM Exploration, developing a comprehensive regional geological study of northern Patagonia in Argentina; COMINCO, cooperating on a metallogenic Patagonia zone data base; Viceroy Resources, working on the acquisition of gold exploration projects in  such as Cerro Choique, a disseminated gold deposit and others; Cyprus Minerals; Mauricio Hochschild, collaborating on issues related to permitting of the San Jose project; Bema Gold;, and Northern Orion, acquisition of polimetallic projects in Chubut Province. Mr. Di Nanno is credited with discovering the 3.2 million oz gold Aeropuerto deposit in Chubut Province when he was the Zone Manager for Canyon Resources. The Aeropuertodepositwas later renamed Esquel. He has a degree in Mining Engineering – Ore Dressing from the National University of San Juan - Argentina.

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

In July 2010, we reincorporated from the State of Colorado to the State of Delaware. The reincorporation was effected pursuant to an agreement and plan of merger (the “Merger Agreement”), by and between us and Pan American Goldfields Ltd.,a Colorado corporation (formerly Mexoro Minerals Ltd.), with Pan American Goldfields Ltd. (“Pan American”) being the surviving corporation. Accordingly, the rights of our shareholders are now governed by Delaware General Corporation Law and the certificate of incorporation and bylaws of Pan American filed with the State of Delaware.

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

Market Overview

Chihuahua, Mexico: The Chihuahua region of Mexico is currently attracting significant mineral exploration, development and mining activities. Propelled by advances in mining technology and a resurgence of the global gold markets, a number of intermediate and major companies have returned to or commenced mining activities in this region, including: the San Miguel Project operated by Paramount Gold, the Pinos Altos Project operated by Agnico Eagle and the San Miguel Project operated by Paramount Gold. The map below shows the location of our Cieneguita and Encino Gordo Projects within the Sierra Madre Sierra region of the State of Chihuahua, Mexico.

Argentina (Maricunga Belt):  Similar the Chihuahua region in Mexico, in response to higher prices and improved methods of precious and base metals extraction, a number of exploration and mining projects are being pursued in eastern Argentina, in a region known as the Maricunga Belt. The Maricunga belt is approximately 20 miles wide and 120 miles long.  The two largest discoveries to date in the Maricunga Belt are the Cerro Casale and Caspiche Projects.  Our Cerro Delta Project is located in the east portion of the Maricunga Belt, in Argentina. It is approximately 12 miles to the east of the Cerro Casale Project, which is in Chile.  The map below indicates the location of our Cerro Delta Project:

Our Strategy

Since taking effective management and board control of the company in 2010, Pan American has attracted an exceptional team of established explorationists and mine developers. Our strategy is to leverage this considerable capability, by searching, finding, acquiring and eventually developing major exploration assets in Mexico and South America. Our Cieneguita Project is our most advanced stage project. Using the considerable skill set we have available, our plan is, as economically as possible, to eliminate or if of sufficient merit, acquire and develop additional precious metals exploration and development projects. The priority is to identify projects with significant potential coupled with cost efficiency; that is where we can advance dramatically or eliminate an exploration project at minimal cost. The initial drilling at the Cerro Delta, for example is expected to cost approximately $700,000.

In Mexico, we have mineral concession rights for two Projects, Cieneguita and Encino Gordo. In Argentina we have one project called the Cerro Delta Project.  Each of our three projectsis located near pre-existing or starting operations of large mining corporations. The presence of the existing mining companies already operating in the area or new mining companies commencing operations creates the prospects for us to either enter into development agreements or for such companies to acquire the projects from us outright. Our Cieneguita Project is smaller than the other exploration opportunities we are pursuing.  However, because of what we view of its relative low risk compared to its potential value to the Company, a feasibility study is being initiated for our Cieneguita Project.

Our goal is to establish a pipeline of two new drill-stage or near-to-drill stage projects per year. Our proposed exploration program consists of three main components:

•
Create a pipeline of quality properties providing a steady stream of new prospects and/or projects to explore, contract-out and/or enter into development agreements with other mining companies in South America and Mexico.

•	Identify and acquire at low cost early to mid-stage properties in selected locations along the main gold-silver belts in the Americas.

•	Focus on medium-sized gold and/or silver deposits (minimum deposits containing 2,000,000 ounces gold-equivalent).

The proposed exploration program is being undertaken by our exploration team using in-house knowledge along with the support and guidance of consultants with expertise in these regions. We believe our existing management team and key advisors have the necessary exploration and mining expertise to locate, evaluate and bring mining properties to production.

For our Cerro Delta Project, we entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectares Cerro Delta project in northwest La Rioja Province, Argentina. This project is drill ready and we believe it is a high impact exploration project which contains a large anomalous gold zone and other similarities to other deposits in the area. We anticipate working aggressively on this property in concurrence with our work in Mexico. See Cerro Delta below.

We are continuing to evaluate potential new projects, but we currently do not have sufficient funds to implement our strategy of establishing two new drill-stage or near-to-drill stage projects per year.

Our Cieneguita Project

Summary

Our Cieneguita Project is located in the Baja Tarahumara in Cieneguita Lluvia De Oro, an area of canyons in the Municipality of Urique, in southwest Chihuahua, Mexico. The concessions on the Cieneguita Project cover a total area of 822 hectares (approximately 2,031 acres). A new gold discovery was made by our wholly-owned subsidiary Sunburst de Mexico in early 2008. As a feasibility study has not been completed nor is there any assurance that one can be successfully completed, there are no known reserves on the Cieneguita Project.

Property Ownership

The property associated with our Cieneguita Project is currently owned by Corporativo Minero. Our wholly-owned subsidiary, Sunburst, with the permission of Corporativo Minero, obtained an exclusive option to acquire the Cieneguita property for $2 million. We are required to make yearly payments to Corporative Minero on May 6th of each year in the amount of $120,000 until the outstanding balance owed on the $2 million is paid in full to keep the option in good standing. ,In the alternative, when the Cieneguita Projectis put into production, we are required to pay Corporativo Minero $20 per ounce of gold produced from the Cieneguita Project, in lieu of the yearly payment of $120,000, until we pay Corporativo Minero an aggregate of $2 million.  In the event that the price of gold is above $400 per ounce, the payments payable from production will be increased by $0.10 for each dollar increment the spot price of gold trades over $400 per ounce. The total payment of $2 million does not change with fluctuations in the price of gold. Non-payment of any portion of the $2 million total payment will constitute a default, in which case we will lose our rights to the Cieneguita property and the associated concessions, but we will not incur any additional default penalty.  Because of the mining operations being conducted by MRT at the Cieneguita Project discussed below, we are currently paying Corporativo Minero based on the gold being produced from the Cieneguita Project.

As of June 2011, we have paid $980,000 to Corporativo Minero. Once the full $2 million payment has been made, we will own the Cieneguita property and we will have no further obligation to Corporativo Minero. Corporativo Minero has the obligation to pay, from the funds they receive from us, any royalties that may be outstanding on the properties from prior periods. Corporativo Minero has informed us that there were royalties of up to 7% net smelter return (“NSR”) owned by various former owners of the Cieneguita property. They have informed us that the corporations holding those royalties have been dissolved and that there is no further legal requirement to make these royalty payments. We can make no assurance that these former owners will not contend that we are ultimately responsible to pay all or some of the 7% NSR to these former royalty holders if the Project was ever put into production and Corporativo Minero did not make the payments to the royalty holders. MRT no longer has any ownership interest or payment obligations with respect to the Cieneguita property. There is no affiliation between Corporativo Minero and Pan American or its officers, directors or affiliates.

Development Agreement and Project Ownership

To help fund our exploration activities, we entered into a development agreement with MRT in February 2009, which we amended in December 2009. Pursuant to the terms of the development agreement, as amended, MRT has agreed to invest up to $8 million to initiate the first phase of productionand to complete a feasibility study on the Cieneguita Project. The first phase of production is limited to the mining of the mineralized material that is available from the surface to a depth of 15 meters (“First Phase Production”). In exchange, we assigned MRT a 74%interest of the net cash flows from First Phase Production and a 54% ownership interest in the Cieneguita project.

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

Current Operations

Under the development agreement, we authorized MRT to commence a small scale milling operation at our Cieneguita Project.  As of February 2011,MRT’s start-up operations had progressed as planned, and all essential systems and construction of the initial plant facilities for crushing and gravity and flotation circuits were complete. Operations had also commenced for two 12-hour shifts per day with an approximate processing rate of 700 tons per day. As reported by the Company, MRT has periodically experienced water supply problems during the dry season that has forced it to limit or curtail the processing of ore.  MRT’s right to conduct mining operations at our Cieneguita Project terminates on December 31, 2012.  MRT is required to comply with applicable environmental laws and permits in conducting its operations at the Cieneguita Project.

All the plant and equipment utilized by MRT at the Cieneguita Project were paid for and are owned by MRT.  Because MRT has a limited time on which to conduct operations at the Cieneguita Project (i.e., through December 31, 2012), MRT primarily utilizes used mining equipment that is more than 10 years old.  MRT has also constructed and operates a tailings pond at the Cieneguita Project.  Under the development agreement, MRT is required to remove all of its equipment from the Cieneguita Project at the end of 2012.  As part of that obligation, MRT is required to remediate the tailings pond in accordance with applicable environmental laws by the end of 2012.

Under the development agreement, MRT is responsible for all mining operations though the sale of concentrate.  MRT starts with primary ore mined from an open pit mine at the west end of the Cieneguita Project. In Cieneguita de los Trejo, Chihuahua, MRT produces a bulk sulfide flotation concentrate that it later ships to Choix Sinaloa, for cleaning and production of a saleable lead concentrate containing gold and silver.  In accordance with the development agreement, MRT pays the Company 20% of the net cash flows from MRT’s mining operations at the Cieneguita Project.  The revenues earned by the Company are the result of the extraction and sale of minerals from the Cieneguita Project, and are not incidental income related to the Company’s exploration activities.

Property Location

Cieneguita is located in the Baja Tarahumara in Cieneguita Lluvia De Oro, an area of canyons in the Municipality of Urique, in southwest Chihuahua State, Mexico. The property is located within one half mile of the small village of Cieneguita Lluvia de Oro. Access to the property is by an all-weather dirt road.

The concessions of the CieneguitaProject cover a total area of 822 Hectares (approximately 2,031 acres).The following table is a summary of the concessions on the Cieneguita Project:

Lot Name	Title Number	Area (Ha)	Term of Validity
Aurifero	196356	492.00	7/16/1993 to 7/15/2043

Aurifero Norte	196153	60.00	7/16/1993 to 7/15/2043

La Maravilla	190479	48.00	4/29/1991 to 4/24/2041

Aquilon Uno	208339	222.00	9/23/1998 to 9/22/2048

Claim Status and Licensing

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

In July 2006, we submitted an environmental impact study and a risk analysis study to the Mexican government for a permit to build a heap leach mining operation on the Aurifero concession of our Cieneguita Project. The purpose of this permit is to allow us to construct an ore processing facility through heap leach mining methods. We do not have any ore reserves on our Cieneguita Project and applied for permits in advance of any conclusive results. In January 2007, the necessary permits to allow for the building and operation of a heap leach operation were granted to the Company. Currently, the permit has been updated to allow us to build a crushing and floatation mining operation. The permit is valid until 2016 as long as we continue to provide yearly reports to SEMERNANT (the governing Mexican environmental agency responsible for permitting).

History and Geology

The Cieneguita mines were in limited production in the 1990s. Over a four-year period, the Cieneguita Gold Mine was operated by Mineral Glamis La Cieneguita S. De R.L. De C.V. (“Glamis”), a subsidiary of the Canadian company Glamis Gold Ltd. (“Glamis Gold”). According to Glamis’ records, Glamis mined and processed ore on the property in 1995. Glamis stopped production in the mid-1990s. At that time, Corporativo Minero, the operator of the mine for Glamis, acquired the property. MRT entered into an agreement with Corporativo Minero on January 12, 2004 pursuant to which MRT acquired all of the mineral rights from Corporativo Minero to explore and exploit the Cieneguita concessions and to purchase them for $2 million. Under our agreements with MRT, MRT has assigned this agreement to our wholly-owned subsidiary, Sunburst de Mexico.

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

A total of 51 diamond drill holes (6,700 meters) drilled by Cominco (now Teck Cominco Ltd.) defined an auriferous zone approximately 1,000 meters long by 200 wide. On such a zone, two mineralized structures were drilled during their exploration program in 1981 and 1982. Later, two drilling programs were performed by Glamis: 135 holes were drilled during 1994 and 62 holes were drilled during 1997. Both programs confirmed the delineation of the two mineralized ore bodies. We have had access to these reports from Cominco and Glamis. The initial exploration conducted by our Company will focus on further delineating the oxide mixed mineralized structures and the sulfide structures.

We used the original data from Cominco and Glamis to delineate the mineralized zone and to plan our present trenching and sampling programs. In April 2006, we completed a sampling of the property that included more than 500 meters of deep trenches from which we took comprehensive channel sampling. The trenches comprised 8 trenches approximately 200 meters long and 2 to 10 meters deep spaced equally along the 1,000 meters strike length of the property. From the walls of these trenches, we took approximately 550 rock samples. We sent one half of these samples to ALS Chemex’s laboratory in Chihuahua for assaying. The sampling protocol followed the best mining practices. The purpose of the sampling was to further define the ore grade and potential of the property. The other half of the sample was used to complete column tests to determine the leachability of the precious metals from the rock. Subsequent drilling indicated that the mineralized material was much larger than originally anticipated and that the heap leaching process was not the best method for extracting the precious metals from the bulk of the mineralized material.

Infrastructure

The town site near the former mine has the following services: electrical power from the public utility, cellular phone, radio communication (CB), a health center and a school. Because the property was previously in production, it has existing infrastructure such as power, water, railroad transportation (within 20 kilometers), and all weather road access year round. We have an existing source of well water, which MRT is currently utilizing for the milling process it is conducting on the Cieneguita Project.  Well water has been scarce during the dry season.  There are all weather roads to the area that were previously mined allowing easy access for production and exploration. Also, the haul roads to the milling area have been significantly upgraded and are in good condition.  We are not required to pay fees to use the roads.

If we put the Cieneguita Project into full development, it is our intention to use the existing heap leach pad area to build the mill site and tailings site to help reduce our costs to re-open the mine. Because some of the infrastructure exists, such as roads and pads, we believe that the investment needed to put this mine into production would be smaller than the investment which would be needed for a mine that was never in production. Because other operating mines exist in the area, infrastructure, such as roads, already exists. There is no other equipment or facilities available to us on the property. Further study needs to be done on the feasibility of using the existing infrastructure of the old mine.  We do not own any of the plant or equipment currently be used by MRT to conduct its operations at the Cieneguita Project

Current Exploration

The main exploration activities for the Cieneguita Project are described below:

•	100 diamond drill holes completed for a total of 20,215 meters of drilling;
•
Broad mineralized intercepts identified, including 111.5 meters with 1.24 g/t Au, 99.6 g/t Ag, 0.45% Pb and 0.73% Zn (Drill Hole C-21) and 94 meters with 1.21 g/t Au, 79.8 g/t Ag, 0.78% Pb and 1.2% Zn (Drill Hole CI-30);

•	Mineralization has been traced over 900 meters along strike and still remains open to the southwest and to depth; and
•	Infill drilling program designed to identify size of the mineralized material.

We have conducted a series of exploration programs at Cieneguita since March 2007. The drilling exploration program commenced in December 2007 with one drill rig and a second rig was added in July 2008. The drilling was completed in December 2008.  The figure below shows the location of the 100 diamond drill holes on the Cieneguita Project:

Assay results and an analysis of the drilling and exploration work are compiled and described in our recently filed Technical Report on National Instrument Form NI43-101 (“NI 43-101”), which wascompleted following the end of fiscal 2010, and is in compliance with the standards and requirements of Canadian security regulatory authorities. The NI 43-101 report is also available on our website, www.panamericangoldfields.com.

The figure below showsthe main mineralization zones our drilling work identified at the Cieneguita Project. Areas in red on the figure represent zones exhibiting mineralization areas where grades are>1.5 g/t Au.

Planned Exploration

The recent exploration activities in Cieneguita have shown that additional exploration is warranted. Considering the latest results and findings the proposed work program for Cieneguita will include:

•  Completing the infill drilling program by doing an additional 10,000 meters of drilling to further identify and support mineralization zones;

•  Continue conducting metallurgical tests; and

•  Complete feasibility study and;

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

Encino Gordo Project

Summary

Our Encino Gordo Project is located in the Barranca section of ChihuahuaState in Mexico, and according to data publicly published by the Mexican Government, is at the interphase between the two main volcanic groups that form the bulk of the Sierra Madre Occidental. The location is 220 kilometers to the southwest of ChihuahuaCity.

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

All information and field evidence gathered during the mapping and sampling process suggest the presence of “porphyry” style alteration and mineralization characterized by the presence of concentric alteration patterns (potassic alteration grading outward to quartz-sericite and propylitic alteration), coincident Cu, Au and Mo geochemical anomalies and a multiple-event of veining. The property is at the very early stages of exploration, though, and much more work is needed before any decisions can be made as to the viability of the property.There are no known reserves on the Encino Gordo Project.

Concession Status

Sunburst de Mexico, our wholly-owned subsidiary, owns two concessions (Title #225277 and #292013) and has an option to acquire 100% of two additionalconcessionsfrom MRT, subject to a 2.5% net smelter royalty.The following table is a summary of the concessions on the Encino Gordo property:

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

In August 2009, we dropped one of the concessions we previously owned at the Encino Gordo Project, Encino Gordo 2. We determined that the payments due to the concession holder were too expensive and it was not in the Company’s best interests to keep the concession. There is no plan, currently, to try and negotiate the payments for this Project.

History

The Encino Gordo Property, covering 1,042 hectares (approximately 2,575 acres), is situated near an old mining district with a lengthy production history, according to records in the public domain. Old mining records indicate that mining operations were commenced three kilometers east of this site in the 17th century. Most of the production from those mines came from high-grade vein deposits mined by crude underground methods. To the east of Encino Gordo, the main Guazapares breccia veins were discovered in about 1830. The major period of production was from 1870 to 1900 when there were four silver pan amalgamation mills in operation. Although those deposits contain both gold and silver, the early mills could not recover the gold as it is very fine and occurs along cleavage planes in the pyrite. The mills of the time could only process the oxidized portions of the veins, and the unoxidized, sulfide-bearing material was usually left in the mines as pillars. The principal mine owner of the properties east of Encino Gordo died in 1890, after which the mines of Guazapares slowly sank into disrepair and closed by 1900. In 1905, a U.S. mining company consolidated most of the properties to the east of Encino Gordo and reopened some of the mine workings. That company ran into financial difficulties during 1907 and work halted. Ramon Valenzuela then acquired the properties to the east of Encino Gordo and operated a five stamp mill until 1912. Noranda Exploration, Inc. briefly optioned concessions in the area in the early 1990’s. Kennecott optioned the core concessions east of Encino Gordo in 1993 to 1994, and drilled a few holes in one of the concessions to the east of Encino Gordo. The Encino Gordo property has never been in production.

Geological Setting and Deposit Types

The geology at the Encino Gordo Project is dominated by flows and tuff of andesitic to dacitic composition intruded by small plugs of porphyritic intrusions varying in composition from diorite to quartz-diorite. Small and localized areas exhibiting dacite porphyries are also common. The volcanic sequence which may be part of the Lower Volcanic Series (LVS) of the Sierra Madre Occidental Volcanic Complex (“SMOVC”) host most of the mineralization in the Encino Gordo area and in the whole Moris district host to Palmarejo deposit and the Guazapares gold hydrothermal system.

We have identified and characterized four main areas at the Encino Gordo Project:

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

The following map illustrates the coincident Cu and Au geochemical anomalies in La Junta area which are spatially associated to a potassic alteration core resembling the classical geochemical-alteration signature of the porphyry systems.

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

Potential exists in La Junta Area to find a porphyry-style system and a similar gold mineralization, though, no assurance may be given that any mineralization whatsoever will be found.

Structure EmpalmeArea —TheEmpalme vein outcrops northwest of the Elyca structure, inside the Encino Gordo Property and has been mapped for approximately 150 meters. Workings on the breccia-vein consist of two old shafts now filled with water. The host rocks consist of a sequence of volcaniclastic sediments overlain by tuffaceousdacites with moderate silicification and supergene argillic alteration.

Cienega VeinArea —Our exploration shows that the Cienega vein outcrops at one location along a stream bed within the Encino Gordo Property. It consists of brecciated quartz and contains 2-3% disseminated pyrite hosted by brown volcaniclastics.

Arroyo Los Laureles VeinArea —The vein outcrops in the southeast limit of the San Miguel claim in Arryo Los Laurels. The host rocks consist of intensely fractured volcaniclasticarenites, tuffs and dacites.

The Encino Gordo Property is without known reserves. Our proposed exploration programs are exploratory in nature.

Infrastructure

The Encino Gordo Project is accessible year round by all-weather roads. There is no local electricity or water currently available. We will need to supply our own diesel generated electrical power.

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

Cerro Delta Project

Summary

In February 2011, we entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectare Cerro Delta Project in northwest La Rioja Province, Argentina. Under the agreement, the Company paid $150,000 on signing (paid), and agreed to pay $200,000 on the first anniversary, $500,000 on the second, $750,000 on the third, $1.2 million on the fourth, and $2.2 million on the fifth anniversary, with a final option payment of $5 million due on the sixth anniversary to purchase a 100% interest in the Cerro Delta Project. The vendor will retain a 1% net smelter revenue. All payments are completely optional, and the Company has no work commitments beyond the minimal requirements to maintain the mining rights under Argentine law.The environmental permits and water rights are already in place for the Cerro Delta Project.

Property Location

The Cerro Delta Project is located approximately 20 kilometers east of the 28.8 million ounce (resource) Cerro Casale gold project which is being developed by Barrick and Kinross and 29 kilometers southeast of the even larger Caspiche project currently being evaluated by Exeter Resource Corporation. Cerro Delta is located along a regional fault structure trending west-northwest to east-southeast which is associated with theAldebaran, CerroCasale, QuebradaSeca, and Maricela deposits in Chile before crossing into Argentina and intersecting the Cerro Delta Project.

History

The first sampling campaigns of the Cerro Delta Project were conducted in 1993 and 1994 detecting strong gold anomalies in soils south of the Cerro Delta. The major sampling work was done by Minas Argentinas S.A. showing the gold mineralization in highly altered granitic rocks placed West and South of the Cerro Delta. In 1996 the company Campo de Oro Andino S.A. subsidiary of ElDorado (Canada) conducted a geochemical and geophysical and trenching program (magnetometry, resistivity and IP) defining two drilling targets.

Later, in 2008, Golden Peaks Minera conducted another geophysical study which confirmed the former results and added more detail and precision response.

Infrastructure

The Cerro Delta Project is located 35 kilometers north of the international paved road Nº 22 from Vinchina (La Rioja) to Copiapo, Chile. The Project can also be accessed with existing roads from the City of Copiapo.There is no local electricity or water currently available. We will need to supply our own diesel generated electrical power.

Claim Status

The Cerro Delta Project has three mining concessions:

Mining Concession	Title Number	Area (Ha)	Term of Validity	Royalties and Payments
Pablo	• 9755-C-1991	4,000	-	1% NSR

Roberto	• 9756-C-1991	3,850	-	1% NSR

Delta 1	• 34-C-2007	10,000	-	1% NSR

The following figure shows the location of the mining concessions on the Cerro Delta Project.

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

Current Exploration

The main exploration activities for the Cerro Deltahave included soil sample and rock chip samples.  Assay results and an analysis of the exploration work are compiled and described in our recently filed NI 43-101 for Cerro Delta, and is in compliance with the standards and requirements of Canadian security regulatory authorities. The NI 43-101 report is also available on our website, www.panamericangoldfields.com.

Planned Exploration Activities

The Cerro Delta project is drill ready and we intend to begin drilling in the fourth quarter of 2011.

Recent Financing Activities

In March 2011, wecompleted a private placement of 6,560,000 units at $0.20 per unit, for total proceeds of $1,312,000. Each unit consists of one share of common stock and a warrant to purchase one share of common stock. Each warrant is exercisable for one share of common stock at an exercise price of $0.30 for a period of two years from the closing date. The securities were issued to U.S. “accredited investors” and Canadian and non-U.S. investors. We paid $89,000 in finders’ fees in conjunction with the private placement.

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

Principal Products

Our principal product is the exploration for precious minerals. Because our properties are in the exploration stage, there is no guarantee that any ore body will be found or extracted.The proposed exploration program is being undertaken by our exploration team using in-house knowledge along with the support and guidance of consultants with expertise in these regions. We believe our existing management team and key advisors have the necessary exploration and mining expertise to locate, evaluate and bring mining properties to production.

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

Employees

We currently have five persons working for Sunburst de Mexico, of which, one is a geologist and the rest are employed in administrative capacity. Except for our general manager, Manuel Flores, all of these persons are provided to Sunburst de Mexico under third party contract, either directly or via a personnel service agency. We have hired Miguel F. Di Nanno as our President and Chief Operating Officer, Salil Dhaumya as our Chief Financial Officer and Manuel Flores as our Operations Manager. Other than these employees and our geologists, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors, we minimize our exposure to Mexican employment law, and all liabilities are undertaken by the third party contractors providing the services. Currently, we do not have any operations in Argentina. Other than our President and Chief Operating Officer, Mr. Di Nanno, who is based in Argentina, we have no employees or personnel contracted under third party contracts in Argentina. We pay a flat rate to the third parties for their services. In the event that our exploration projects are successful and warrant putting any of our properties into production, all such operations would be contracted out to third parties. Also, we rely on members of our management to handle all matters related to business development and business operations.

ITEM IA. RISK FACTORS

Risks Relating to Our Business and Industry

We have a limited operating history; therefore, it is difficult to evaluate our financial performance and prospects.

We have only completed the initial stages of exploration on our mineral concessions and have no way to evaluate the likelihood that we will be able to operate and develop a successful business. We are considered to be an exploration stage corporation because we are currently engaged in the search for mineral deposits. We will be in the exploration stage until we exploit commercially viable mineral deposits on our properties. Our limited operating history makes it difficult to evaluate our financial performance and prospects, as well as our ability to successfully identify and develop mining projects. We have earned minimal revenues from mineral extraction activities to date at our Cieneguita Project, and we have not emerged from being an exploration stage to a development stage corporation. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

Because of our recurring operating losses, stockholder’s deficit, working capital deficit and negative cash flows, our auditor has raised substantial doubt about our ability to continue our business.

We have received a report from our independent auditors on our financial statements for the fiscal years ended February 28, 2011 and February 28, 2010, in which our auditors have included explanatory paragraphs indicating that our recurring operating losses, working capital deficiency, and cumulative losses during our exploration stage cause substantial doubt about our ability to continue as a going concern. By issuing this opinion, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations.

We have a history of incurring net losses. We expect our net losses to continue as a result of planned increases in operating expenses, and therefore, may never achieve profitability.

We have a history of operating losses and have incurred significant net losses in each fiscal quarter since our inception. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing significant revenues. We expect to continue to incur net losses and negative cash flows for the foreseeable future. Our ability to generate and sustain significant revenues or to achieve profitability will depend upon numerous factors outside of our control, including the precious metals market and the economy. We have no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business, financial condition or results of operations could be materially adversely affected and the business will most likely fail.

If we do not obtain financing when needed, we will need to cease our operations.

As of February 28, 2011, we had cash on hand in the amount of approximately $408,000.  In order for us to perform any further exploration or extensive testing, we will need to obtain additional financing. We will require additional financing if the costs of the exploration of our mineral concessions are greater than anticipated. We also will need supplementary financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering and extracting ore of commercial tonnage and grade, we will require a significant amount of additional funds in order to place our mineral concessions into commercial production. We currently do not have any arrangements for additional financing, and we may not be able to obtain financing when required. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern. If we are unable to obtain additional financing when sought, we will be required to curtail our business plan. Any additional equity financing may involve substantial dilution to our then existing shareholders. There is a significant risk to investors who purchase shares of our common stock because there is a risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time.

If we are required for any reason to repay our outstanding promissory notes, we would be required to deplete our working capital, if available, or raise additional funds.

As of February 28, 2011, we have promissory notes outstanding in the amount of $884,022, including outstanding principal and interest. We do not have a sinking fund available to repay this debt. These promissory notes are in default and could require the immediate repayment of the promissory notes. If we are required to repay the promissory notes, we would be required to use our limited working capital and would also be required to raise additional funds to fully repay the promissory notes. If we were unable to repay the promissory notes when required, the noteholders could commence legal action against us. Any such action would require us to curtail or cease operations.

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

As we undertake exploration and potential development of our mineral claims, we will be subject to compliance with government regulations that may increase the anticipated cost of our exploration program.

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

Any significant mining operations that we undertake in the future will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off. No assurances can be given that such environmental issues will not have a material adverse effect on our business, financial condition or results of operations in the future. MRT is required to comply with applicable environmental laws and permits in conducting its operations at the Cieneguita Project.  While we believe we do not currently have any material environmental obligations, exploration and development activities may give rise in the future to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation.

Additionally, we do not maintain insurance against environmental risks. As a result, any claims against us may result in liabilities we will not be able to afford, resulting in the failure of our business. Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions there under, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in exploration and development operations may be required to compensate those suffering loss or damage by reason of the exploration and development activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

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

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report on Form 10-K for the fiscal year ended February 28, 2011, were required to furnish a report by management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.

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

There are no known reserves on the Cieneguita Project and we have made a production decision at our Cieneguita property without a feasibility study.

Under our development agreement with MRT, limited production operations have commenced at our Cieneguita Project without completing a feasibility study. A feasibility study would determine if the property has ore reserves and where such reserves are located; the information for such study would come from a completed drill program. We have not completed a drill program to determine the exact location of ore reserves, if any. There is a high degree of risk involved in making a production decision without indicated or measured mineral resources, without a basis for economic analysis, and without an indication of favorable metallurgy by appropriate test work. There are no known reserves on the Cieneguita Project. Our development agreement with MRT may not be success, and may not result in the discovery and development of commercial quantities of ore at the Cieneguita Project.

Because of the speculative nature of exploration and development of mineral concessions and the unique difficulties and uncertainties inherent in the mineral exploration and development business, there is substantial risk that no commercially exploitable minerals will be found and developed and our business will fail.

Exploration for and development of minerals is a speculative venture involving substantial risk. Any figures presented in this report relating to gold deposits adjacent to our properties do not indicate that we will be successful in searching for and extracting gold deposits on our properties. New mineral exploration and development companies encounter difficulties, and there is a high rate of failure of such enterprises. The expenditures we may make in the exploration of the mineral concessions may not result in the discovery and development of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and development and additional costs and expenses that may exceed current estimates. In addition, problems such as unusual or unexpected mineral formations and other geological conditions often result in unsuccessful exploration and development efforts. In such a case, we would be unable to complete our business plan. The search for and development of valuable minerals also involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins, the use of explosives, waste disposal, worker safety and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Our mineralization figures are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, the mineralization figures calculated from our exploration efforts and presented in this report and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects for further exploration and development, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on our properties. Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only. These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.

We cannot assure you that:

•	these estimates will be accurate;

•	reserve, resource or other mineralization estimates will be accurate; or

•	this mineralization can be mined or processed profitably.

Any material changes in mineralization figures and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our technical reports and drill results. There can be no assurance that minerals recovered in small scale tests will be duplicated in large-scale tests under on-site conditions or in production scale. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

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

If the Cieneguita Property is put into production, including through our development agreement with MRT, then our contract calls for any remaining payments to be paid from the sale of gold, up to the total of $2,000,000. The payments, if the property should go into production, would be as follows: the remainder of the $2,000,000 payment would be paid out of production from the Cieneguita Property at a rate of $20 dollars per ounce of gold sold. However, in the event that the price of gold exceeds $400, then we would be required to pay an additional $0.10 per each ounce for every dollar the spot price of gold trades over $400. Once $2,000,000 is paid, there is no further obligation to Corporativo Minero. Non-payment of any portion of the $2,000,000 total payment will constitute a default. In such case, Corporativo Minero would retain ownership of the concessions, but we will not incur any additional default penalty.

We may be required to pay up to a 7% Net Smelter Royalty fee on any production from Cieneguita Property and seek repayment from Corporativo Minero. If so, our cost of operations will increase, which will decrease any potential profits we might have.

We entered into an agreement with Corporativo Minero in regard to the mineral concessions on the Cieneguita Property. Corporativo Minero has the obligation to pay, from the funds they receive from us, any royalties that may be outstanding on the properties from prior periods. Corporativo Minero has informed us that various former owners of the property owned royalties of up to a 7% Net Smelter Return. They have also informed us that the corporations holding those royalties have been dissolved and that there is no further legal requirement to make these royalty payments. We can make no assurance that Corporativo Minero will satisfy its obligations, and that we will not ultimately be responsible to pay all or some of the 7% Net Smelter Return to these former royalty holders if Corporativo Minero did not make the payments to the royalty holders. If we have to make these royalty payments, any profits from production would be reduced and we will be forced to seek repayment from Corporativo Minero.

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

We compete with other mining and exploration companies in connection with the acquisition of mining claims and leases on gold and other precious metals prospects and in connection with the recruitment and retention of qualified employees.  Many of our potential competitors have:

•	greater financial and technical resources;

•	longer operating histories and greater experience in mining; and

•	greater awareness of the political, economic and governmental risks in operating in foreign countries.

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

As described in Item 1 above, we have property rights in the Cieneguita and Encino Gordo Projects in Mexico and in the Cerro Delta Project in Argentina.

ITEM 3. LEGAL PROCEEDINGS

Neither our Company nor our properties are the subject of any material pending legal proceedings.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note of Caution Regarding Forward Looking Statements

Certain statements contained in this Form 10-K, including statements in the following discussion which are not statements of historical fact,constitute "forward-looking statements". These statements, which may be identified by words such as “plans”, “intends”, "anticipates", “hopes”, “seeks”, “will”, "believes", "estimates", "should", "expects" and similar expressions include Pan American’s expectations and objectives regarding our present and future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in such forward-looking statements. Numerous factors and future events could cause us to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.Such risks and uncertainties include those set forth under this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). These forward-looking statements represent beliefs and assumptions only as of the date of this report. We undertake no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K.

Overview

We are an exploration stage company and have generated only limited revenues from our Cieneguita Project to date, and have not yet generated or realized any revenue from our other two exploration projects. As of February 28, 2011, we had $407,912 in our bank account.

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

In July 2010, we reincorporated from the State of Colorado to the State of Delaware. The reincorporation was effected pursuant to an agreement and plan of merger (the “Merger Agreement”), by and between us and Pan American Goldfields Ltd.,a Colorado corporation (formerly Mexoro Minerals Ltd.), with Pan American being the surviving corporation. Accordingly, the rights of our shareholders are now governed by Delaware General Corporation Law and the certificate of incorporation and bylaws of Pan American are filed with the State of Delaware.

In May 2010, management decided to drop the Sahuayacan Project due to lack of economic thicknesses and grades of gold mineralization encountered in the drilling program, eliminating any future concession payments for this Project.

Our continued existence and plans for future growth depend on the receipt of funds from our partner MRT from the ongoing operations at the Cieneguita Project. Should there be an interruption in this cash flow it will be necessary to obtain additional capital to operate either through the issuance of additional debt or equity.

For the year ended February 28, 2011, the joint venture with MRT, as described further below, had generated net cash flows from the tuning and start-up operations of approximately $1,136,000 of which $227,000 is attributable to us under our development agreement. We originally received guidance from MRT that we should expect net cash flow of approximately $140,000 per month beginning December 2010 rising to more than $200,000 per month by May 2011. However due to the current drought, a lack of water supply has sharply reduced the amount of mined material that MRT can process. As a consequence, the income we expected from MRT has not been received to date. MRT initially experienced difficulty in reducing a portion of the mined material to a particle size that would allow for optimum recovery of contained gold, silver and base metals. To achieve the desired grinding –comminution capacity, MRT has recently installed a ball mill which is rated at 750 tons per day and pulverizes the larger material as it is produced. Once the drought ends as expected with the beginning of the June rainy season, and assuming the already established processing capability and recoveries,we expect the overall production capacity to rise to approximately 700 tons per day on a sustained basis, and that recently improved metal recoveries, which have increased significantly due to the grinding circuit improvements and changes in reagent, will also be maintained. Despite the improvements there remains significant risk to us for this type of extracting of mineralized material because we will not have established reserves at Cieneguita until an independent feasibility study is complete. Consequently, neither can we provide any assurance that the feasibility study will be successful nor can we know if the extraction and processing of mineralized material from the Cieneguita property will result in any cash flows for us. As part of the $8 million development agreement, MRT will fund the development of the Cieneguita mill and operations and a bankable feasibility study. Now that the construction and start-up phase is complete, we anticipate that infill drilling, as part of the bankable feasibility study and exploration drilling to test a potential southern extension of the Cieneguita gold-silver mineralization will imminently.

Although this phase of the Cieneguita’s development is funded by our partner MRT, for the 12-month period from March 2011 through April 2012, we need to raise additional capital to pursue our business plan of acquiring, exploring and developing additional high impact mineral properties and to provide a buffer for the possibility that the expected net cash flow currently generated by MRT is interrupted. During this period, we will need to receive from production at the Cieneguita operations a minimum of $1,250,000for general and administrative costs. As continuous operations have only recently begun we cannot ascertain how reliable this income will be. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as described below.

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

In October 2010, we appointed Miguel F. Di Nanno as President and Chief Executive Officer, replacing George Young effective as of October 15, 2010. Mr. Young remains on our board of directors. Mr. Di Nanno has experience in mining and energy exploration and most recently served as president of Somuncurah S.R.L. and AupaS.A., both exploration and development firms focused in Argentina. He has also previously served as the chief operating officer of the Grosso Group, an exploration and new mining business development firm and as the representative and country manager in Argentina for Palladon Ventures Ltd., a gold and silver exploration company. He has a degree in Mining Engineering – Ore Dressing from the National University of San Juan.

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

In July 2010, we reincorporated from the State of Colorado to the State of Delaware. The reincorporation was effected pursuant to an agreement and plan of merger (the “Merger Agreement”), by and between us and Pan American Goldfields Ltd.,a Colorado corporation (formerly Mexoro Minerals Ltd.), with Pan American being the surviving corporation. Accordingly, the rights of our shareholders are now governed by Delaware General Corporation Law and the certificate of incorporation and bylaws of Pan American are filed with the State of Delaware.

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

In May 2009, we entered into a letter of agreement and in July 2009, we signed the definitive agreement to sell our Guazapares project, located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., and the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5.3million. The Guazapares Project is comprised of 12 claims close to Paramount’s San Miguel discovery. The purchase price is to be paid in two stages, with the first payment of $3.7 million released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1.6 million is due if, by July 10, 2012, either (i) Paramount sells its Mexican subsidiary or (ii) Guazapares is put into production.The definitive agreement closed in October 2009 and a 5.7% commission was paid on the closing of the sale.

In February2009, we entered into a development agreement with MRT, which we amended in December 2009. Pursuant to the terms of the development agreement, as amended, MRT has agreed to invest up to $8million to initiate the first phase of productionand to complete a feasibility study on the Cieneguita Project. The first phase of production is limited to the mining of the mineralized material that is available from the surface to a depth of 15 meters (“First Phase Production”). In exchange, we assigned MRT a 74%interest of the net cash flows from First Phase Production and a 54% ownership interest in the Cieneguita Project.

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

In September 2009, we hired George Young as our chief operating officer, Salil Dhaumya as our chief financial officer and Manuel Flores as our operations manager. In November 2009, Mr. Young was appointed president upon the resignation of Francisco “Barry” Quiroz. In October 2010, we appointed Miguel F. Di Nanno as president replacing Mr. Young.Other than these employees, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors we minimize our exposure to Mexican employment law and all liabilities are undertaken by the third party contractors providing the services. We pay a flat rate to the third parties for their services.

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

We have made certain accounting estimates that have a material bearing on the financial statements. The most significant estimates are:

Mineral property costs

We have been in the exploration stage since March 1, 2004, and have not yet realized any significant revenues from its planned operations. We are presently engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

During the year ended February 2011, MRT, our joint venture partner,started commercial production at Cieneguita. Following is the information on the ore processed, concentrate produced and average sale price of metals. In the year ended February 2010, MRT had only completed a pilot test and there was no commercial production in place.

Mineralized Materials Processed - Fiscal Year 2011

Tons and Grade of Concentrate Produced – Fiscal Year 2011

Average Price Received – Fiscal Year 2011

Gold	Silver	Lead
(per ounce)	(per ounce)	(per tonne)

$1,288.21	$24.08	$2,256.65

This concentrate information was provided to the Company by MRT pursuant to the terms of the development agreement between the parties. Under the development agreement, MRT is responsible for mining, processing and selling the concentrate from the Cieneguita Project. The Company is entitled to receive 20% of the net cash flows from MRT’s operations at the Cieneguita Project. The Company does not have any direct agreement with any third party regarding the sale of concentrate from the Cieneguita Project.

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

Operating Costs

We incurred operating costs of $326,000 (2010 - $nil) during the year ended February 28, 2011 as a portion of the operating costs of production at Cieneguita in the joint venture with MRT.We did not incur any operating costs during the year ended 2010 due to the fact that we did not achieve production from exploration activities during that year.

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

In 2011, we incurred lower general and administrative expenses of $2,578,000 compared to $4,274,000 in 2010, and lower mineral exploration expenses of $400,000 in 2011 compared to $938,000 in 2010, which resulted in decrease of expenses.  We reduced our exploration activity as described above.

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

For the year ended February 28, 2011, we incurred $719,000 in mineral property costs as payments for our Mexican properties. At February 28, 2011, we tested the carrying amounts of all our Mexican properties for recoverability. Based on our tests, we concluded that the sum of undiscounted cash flows expected to result from the use and eventual disposition of all such properties was $nil as the properties have no known reserves. Accordingly, a mineral property impairment loss of $719,000 has been recognized for the year ended February 28, 2011.Impairment of mineral property costs in 2011 increased from $207,000 for 2010. If we are able to raise additional funds to continue with our business plan, we anticipate that exploration expenditures will increase in fiscal 2010 as a result of anticipated exploration activities on our Mexican and Argentine mineral properties.

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

Net Loss

Our net loss increased to $3,238,000 for 2011 compared to $1,191,000 for 2010. This increase in our loss was primarily attributable to absence of gain recorded on sale of Guazapares Project and 10% sale of Cieneguita Project of $4,390,000 in 2010 along with higher impairment of mineral property costs offset by lower stock-based compensation expense and lower mineral exploration costs.The non-cash component of stock-based compensation costs was $824,000 compared to $2,173,000 for 2010.

We anticipate that we will continue to incur losses until such time that we can identify mineral deposits and achieve significant revenues from sale of gold recovered from our Mexican mineral property, if ever. There is no assurance that we will commence the development stage of our operations at any of our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage. As of February 28, 2011, we had total assets of $1,322,000, total current liabilities of $2,587,000, and a deficit of $46,294,000 accumulated during the exploration stage.

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

We will need to raise additional working capital to maintain basic operations. We plan to raise those funds through the sale of equity or debt. Other than our definitive agreements signed with MRT, we do not have any other sources to raise additional capital for usat this time and no assurance may be given that we will be able to find sources to raise additional capital. Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration properties.

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

Cash Used in Operating Activities

Cash used in operating activities amounted to $3,586,000 for the fiscal year ended February 28, 2011 compared to$1,073,000 used for operating activities in the fiscal year ended February 28, 2010. The cash was used for general and administrative costs and for the exploration programs on the properties.

Cash Used in Investing Activities

Cash used in investing activities amounted to $14,000 for the fiscal year ended February 28, 2011 for purchase of equipment compared to $6,000 provided by investing activities for the fiscal year ended February 28, 2010 from sale of equipment.

Financing Activities

Cash provided by financing activities decreased to $563,000 for the fiscal year ended February 28, 2011 compared to $2,163,000for the fiscal year ended February 28, 2010. Most of the cash provided by financing activities in 2010 was provided by private placement. Cash provided by financing activities was used to fund our operating and investing activities.

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

During the year ended February 28, 2009, Paramount provided Pan American $1,370,000 in the form of secured convertible debentures bearing interest at a rate of 8% per annum for a term of one year. Paramount had the option to convert the debt into units.

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

We have a history of operating losses and will need to raise additional capital to fund its planned operations. As at February 28, 2011, we had a working capital deficit of $1,483,000 (2010 - $232,000 working capital) and an accumulated deficit during the exploration stage of $46,294,000 (2010 – $43,056,000). These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Wemaintain such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

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

Mario Ayub

Mr. Ayub has served as a director and Chairman of Pan American since October 2009. He currently serves as President of MRT Investments Ltd. since March 2004 and has served as the President of Minera Rio Tinto S.A. de C.V., a Mexican company, since 1994. Minera Rio Tinto S.A. de C.V. has a joint venture agreement with us to develop and mine our Cieneguita Project in Mexico. He is a former President of the Chihuahua Mining Association and of the National Miners Association of Mexico. He graduated in 1976 from the Universidad Iberoamericana in Mexico City with a degree in chemical engineering, and he has completed post-graduate studies in metallurgy at Comision de Fomento Minero and South DakotaUniversity. Mr. Ayub has put seven mines into production over the past fifteen years. Mr. Ayub has previously served as a director of the Company from May 2004 to November 2008. Mr. Ayub is qualified to sit on the Company’s board of directors due to his extensive mining experience, including his role as a senior executive at Minera Rio Tinto.

Randy Buchamer

Mr. Randy Buchamer, age 54, has an extensive background in business administration and finance. Mr. Buchamer has served as the Chairman of RewardStream, a private B.C.,Canada based technology company, since July 2002. From August 2001 to October 2009, Mr. Buchamer was the CEO of Voice Mobility and directed its transformation into a profitable company. From March 1999 to April 2000 Mr. Buchamer was the Managing Director, Operations of The Jim Pattison Group and was responsible for supporting the operations of the companies owned by The Jim Pattison Group. Prior to joining The Jim Pattison Group, Mr. Buchamer was the CIO and later the COO for Mohawk Oil during its restructuring and listing on the Toronto Stock Exchange. At the time, Mohawk was one of Canada’s largest independent petroleum and convenience store retailers. Mr. Buchamer holds an Executive Management Development Degree from SimonFraserUniversity and a Business Administration Degree from the University of Illinois. He also has significant experience in Securities and Exchange Commission, Toronto Stock Exchange and Sarbanes-Oxley compliance matters. Mr. Buchamer is qualified to sit on the Company’s board of directors due to his significant executive experience and his experience with other publicly traded companies.

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

Salil Dhaumya

Mr. Dhaumya has served as the chief financial officer since September 2009. Mr. Dhaumya currently serves as the corporate controller for IBC Advanced Alloys Corp. since August 2008 and as chief financial officer of War Eagle Mining Company Inc. since August 2010, both Canadian reporting issuers listed on the TSX Venture Exchange. Prior to that time, he served as corporate controller for New Legend Group Ltd., a TSX Venture Exchange-listed capital pool company, from June 2007 to February 2009. Mr. Dhaumya served as our Chief Financial Officer from October 2007 to November 2007. From August 2006 to June 2007, Mr. Dhaumya served as a management consultant at MCSI, providing corporate financial consulting services to Canadian and U.S. listed small reporting companies. From August 2005 to May 2006, Mr. Dhaumya also worked as a business analyst with Heli-One, a division of CHC Helicopters, a company providing helicopter support to the CHC Global Operations and third parties. He has also served as controller of Aquilini Group (also known as Golden Eagle Group), a business conglomerate from March 2002 to July 2005. Mr. Dhaumya graduated with honors in cost accounting at PunjabUniversity in Chandigarh, India in 1986 and is a certified management accountant, a designation obtained in British Columbia, Canada in 2004. It is expected Mr. Dhaumya will spend approximately 70% of his time working for our Company as Chief Financial Officer.

Bruno LeBarber

Mr.Le Barber has served as a director since March 2011. He is a co-founder of Vortex Capital, its Managing Director and co-CIO of Vortex Capital Global Precious Metals Fund Ltd. Prior to that time, Mr. Le Barber spent over three years at Morgan Stanley in London in the GMTS (Global Market Trading Strategy) team. He served as a Vice President and their role was advising internally proprietary trading desk and a large base of Alternative Investment Funds, a global macro team publishing macro-economic studies on a regular basis. Mr. Le Barber also previously served as a global technical strategist and pan-European institutional sales person with ABN Amro in Paris for over two years. Mr. Le Barber began his career as an assistant portfolio manager at Leven Gestion in Paris in 1997, where he took part in the investment committee and was involved in stock selection. Mr. Le Barber holds a Business Degree from Bordeaux's Essica. Mr. LeBarber is qualified to sit on the Company’s board of directors due to his finance experience and his experience in raising funds for development stage mining companies.

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

George Young

Mr. Young has served as a director of the Company since September 2009. He is the chief executive officer and director of Fellows Energy Ltd., an early stage oil and gas company, since January 2004. Fellows Energy is a US reporting issuer trading on the over-the-counter bulletin board. Mr. Young previously served as Vice President and director of International Royalty Corporation from February 2005 to February 2008. International Royalty Corporation, a Canadian reporting issuer which trades on the Toronto Stock Exchange (“TSX”), is a company which acquires and creates natural resource royalties. Prior to that time, from January 2003 to January 2005, he served as President and director of MAG Silver Corp., a Canadian reporting issuer that trades on the TSX and the American Stock Exchange. MAG Silver is a silver exploration and emerging development company in Mexico. From October 2002 to July 2008, Mr. Young was a director of Palladon Ventures Ltd., a junior exploration and development company based in Salt Lake City, Utah, which trades on the TSX Venture Exchange in Canada. Mr.Young holds a Bachelor of Sciences degree from the University of Utah and a Juris Doctor from the University of Utah, College of Law. Mr. Young is qualified to sit on the Company’s board of directors given his previous mining experience, including his prior experience as a senior executive at International Royalty Corporation and MAG Silver and his prior service as director of Palladon Ventures.

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

Communications with Directors

Stockholders who wish to communicate with our Board may do so by writing to our corporate secretary at our principal executive office located at 595 Howe Street, Unit 906, Vancouver, B.C. Canada, V6C 2T5.

Code of Ethics

Our Board of Directors adopted a code of business conduct and ethics policy, the “Code of Ethics”. The Code of Ethics allows us to focus our Board and each Director and officer on areas of ethical risk, provide guidance to Directors to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct and help foster a culture of honesty and accountability. A copy of our Code of Ethics may be obtained by writing to our corporate secretary at 595 Howe Street, Unit 906, Vancouver, B.C. Canada, V6C 2T5. Any amendments to, or waivers from, a provision of our code of ethics that applies to any of our executive officers will be posted on our website in accordance with the rules of the SEC.

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

(1)
Column represents the aggregate grant date fair value of stock options granted to the named executives recognized for financial statement reporting purposesin accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

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

Grants of Plan-Based Awards

Name	Grant Date	Number of Shares of Stock or Units	Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Options Awards

Miguel DiNanno	01/24/2011	-	1,000,000	-	$187,000

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Miguel DiNanno	166,667		833,333	(1)	Nil	0.20	2/24/2021

George Young	750,000		250,000	(2)	Nil	0.36	9/21/2019

Salil Dhaumya	25,000	(3)	-		Nil	0.90	12/21/2017
	166,667		33,333	(4)	Nil	0.16	02/10/2019
	375,000		125,000	(5)	Nil	0.44	11/01/2019

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

DIRECTOR COMPENSATION FOR FISCAL YEAR ENDED FEBRUARY 28, 2011

Name	Fees Earned Or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mario Ayub	120,000	(2)	-	-	-	-	-	120,000

John Clair	13,333	(3)	-	-	-	-	-	13,333

Neil Maedel	80,000	(4)	-	142,000	-	-	-	242,000

Gary Parkison	14,400		-	142,000	-	-	-	156,400

George Young	8,000		-	-	-	-	-	8,000

Randy Buchamer	14,400		-	142,000	-	-	-	156,400

(1) No option awards have been granted to the directors as compensation for their service as director.

(2) Represents $120,000 of fees paid pursuant to the Consulting Agreement, dated September 21, 2009, entered into with MRT, an entity affiliated with Mario.

(3)Represents $13,333 of fees paid pursuant to the Consulting Agreement, dated September 21, 2009, entered into with the Decerto Group, an entity affiliated with John Clair. On May 21, 2010, Mr. Clair resigned from our board of directors.

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

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 59,618,826 shares outstanding on May 18,2011, and assuming the exercise of any options, which are presently exercisable as of May 18,2011.

Name and Address	Amount and Nature of Beneficial Owner		Percent of Class

Mario Ayub Pascual Orozco # 2117-A Chihuahua, Chih. 31310 Mexico	8,573,333	(1)	14.38%

George Young 402 Linden Borger, TX79007	1,065,000	(2)	1.79%

Salil Dhaumya 8895 – 112A Street, Delta, BC. Canada V4C 4Z8	879,167	(3)	1.47%

Neil Maedel 173-4 Moo 4 Noppararhara 12 Muang, Krabi, Thailand	8,775,000	(4)	14.72%

Gary Parkison 1194 Silverheels Drive Larkspur, CO 80118	375,000	(5)	0.63%

Bruno LeBarber P.O Box 309 Ugland House George Town, Grand Cayman, KY1 - 1104 Cayman Islands	2,918,785	(6)	4.90%

Randy Buchamer 4275 Canterbury Crescent North Vancouver, BC. Canada V7R 3A8	375,000	(7)	0.63%

Dr. Alex Becker	2,645,833	(8)	4.44%

Miguel Di Nanno San Martin 3625 - San Carlos de Bariloche Rio Negro Province Argentina. 8400	166,667	(9)	0.28%
All officer and directors as a group	25,773,785		43.23%

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

(4)
Includes 1,550,000 shares held by Andean Invest and 150,000 shares held by family members. Also includes 6,550,000 warrants held by Andean Invest, 375,000 vested warrants held by Neil Maedel and 150,000 warrants held by family members.

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

Audit-Related Fees

The aggregate fees billed by Meyler& Company LLC for assurance and related services that were related to its audit or review of our financial statements were $nil and $nil during the fiscal years ending February 28, 2010 and February 28, 2009.

Tax Fees

The aggregate fees billed by Meyler& Company LLC for tax compliance, advice and planning were $nil for the fiscal year ended February 28, 2011 and $nil for the fiscal year ended February 28, 2010.

All Other Fees

Meyler& Company LLC billed the Company$nil for reviewing our response to SEC’s comment letter and $nil for providing an opinion letter for the Registration Statement during the fiscal year ended February 28, 2011 and $2,628 and $19,175, respectively for the fiscal year ended February 28, 2010.

ITEM 15. EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger dated July 2, 2010, by and between Pan American Goldfields Ltd. (formerly known as Mexoro Minerals Ltd.), a Colorado corporation, and Pan American Goldfields Ltd., a Delaware corporation (filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on July 6, 2010).

3.1	Certificate of Incorporationof Pan American Goldfields Ltd. (filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on July 6, 2010).

3.2	Bylawsof Pan American Goldfields Ltd. (filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on July 6, 2010).

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

10. 5
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

10.13
orm of Warrant, by and between the Company and the Canadian and Non-U.S. subscribers (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

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

10.29	Employment Agreement, dated October 15, 2010, by and between the Company and Miguel DiNanno.#

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

10.32
Form of Warrant, by and between the Company and the Canadian and Non-U.S. subscribers(herein incorporated by reference from the Company’s current report on Form 8-K dated March 8, 2011, and filed with the Securities and Exchange Commission on March 8, 2011).

10.33
Form of Warrant, by and between the Company and the U.S. subscribers(herein incorporated by reference from the Company’s current report on Form 8-K dated March 8, 2011, and filed with the Securities and Exchange Commission on March 8, 2011).

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

Date: March 13, 2012	PAN AMERICAN GOLDFIELDS LTD.

By: /s/ Miguel F. Di Nanno
Miguel F. Di Nanno
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Miguel F. Di Nanno	President and Director	March 13, 2012
Miguel F. Di Nanno	(Principal Executive Officer)

/s/ Salil Dhaumya	Chief Financial Officer	March 13, 2012
Salil Dhaumya	(PrincipalFinancial andAccounting Officer)

/s/ Gary Parkison	Director	March 13, 2012
Gary Parkison

/s/ George Young	Director	March 13, 2012
George Young

/s/ Bruno LeBarber	Director	March 13, 2012
Bruno LeBarber

/s/ Randy Buchamer	Director	March 13, 2012
Randy Buchamer

/s/ Neil Maedel	Director	March 13, 2012
Neil Maedel

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2011 and 2010

MEYLER & COMPANY, LLC
ONEARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Pan American Goldfields Ltd.
Broomfield, Colorado

We have audited the accompanying consolidated balance sheets of Pan American Goldfields Ltd. (an Exploration Stage Company) as of February 28, 2011 and 2010 and the related consolidated statements of stockholders’ equity (deficiency), operations and comprehensive income (loss), and cash flows for the two year period ended February 28, 2011 and for the period from March 1, 2004 (Inception of Exploration Stage) to February 28, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  Pan American Goldfields Ltd. as of February 28, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2011 and for the period from March 1, 2004 (Inception of Exploration Stage) to February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a history of operating losses and a cumulative loss during the exploration stage of $46,293,923. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Meyler & Company, LLC
Middletown, NJ
June 13, 2011

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	February 28, 2011	February 28, 2010

Assets

Current
Cash and cash equivalents	$407,912	$3,377,404
Accounts receivable	409,692	137,933
Prepaid expenses	136,141	310,953
Deposits	150,000	-
	1,103,745	3,826,290

Equipment (note 4)	217,875	242,887

Total assets	$1,321,620	$4,069,177

Liabilities

Current
Accounts payable and accrued liabilities	$1,690,208	$2,772,572
Loans payable (note 9)	12,876	45,303
Promissory notes (note 7)	884,022	775,975
	2,587,106	3,593,850

Total liabilities	2,587,106	3,593,850

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 10)
Issued: nil
Common stock
Authorized: 200,000,000 shares without par value
Issued: 54,003,827 (2010 –53,753,827) (note 11)	30,750,401	30,700,401
Additional paid-in capital	15,262,405	14,438,352
Stock subscriptions	781,000	166,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(46,293,923)	(43,055,507)
Accumulated other comprehensive income	238,058	229,508
Total stockholders’ equity (deficiency)	(1,265,486)	475,327

Total liabilities and stockholders’ equity (deficiency)	$1,321,620	$4,069,177

Going-concern (note 3)
Commitments (notes 6 and 13)
Subsequent events (note 17)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
Period from March 1, 2004 (Inception of Exploration stage) to February 28, 2011

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the exploration stage	Accumulated Other comprehensive income (loss)	Total stockholders equity (deficiency)

Balance from prior operations, March 1, 2004	709,168	$1,701,843	$194,391	$67,025	$(2,003,427)	$-	$8,929	$(31,239)

Common stock issued in share exchange	860,000	10,965,000	-	-	-	-	-	10,965,000
Options issued as finders’ fees	-	-	1,523,000	-	-	-	-	1,523,000
Common stock issued for cash	113,222	269,134	-	(67,025)	-	-	-	202,109
Options exercised	50,000	35,000	-	-	-	-	-	35,000
Options issued	-	-	86,955	-	-	-	-	86,955
Warrants exercised	5,512	-	-	-	-	-	-	-
Beneficial conversion feature	-	-	500,000	-	-	-	-	500,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(3,050)	(3,050)
Net loss for the year	-	-	-	-	-	(13,912,488)	-	(13,912,488)

Balance, February 28, 2005	1,737,902	$12,970,977	$2,304,346	$-	$(2,003,427)	$(13,912,488)	$5,879	$(634,713)

Common stock issued for consulting services	30,000	90,000	-	-	-	-	-	90,000
Options exercised	32,000	43,000	-	-	-	-	-	43,000
Common stock issued on conversion of debenture	2,000,000	300,000	-	-	-	-	-	300,000
Common stock issued in property acquisition	2,000,000	2,100,000	-	-	-	-	-	2,100,000
Common stock issued for cash	7,000,000	70,000	-	-	-	-	-	70,000
Options issued	-	-	248,000	-	-	-	-	248,000
Warrants issued	-	-	487,250	-	-	-	-	487,250
Beneficial conversion feature	-	-	952,000	-	-	-	-	952,000
Stock subscriptions	-	-	-	170,000	-	-	-	170,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(4,828)	(4,828)
Net loss for the year	-	-	-	-	-	(4,425,885)	-	(4,425,885)

Balance, February 28, 2006	12,799,902	$15,573,977	$3,991,596	$170,000	$(2,003,427)	$(18,338,373)	$1,051	$(605,176)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
Period from March 1, 2004 (Inception of Exploration stage) to February 28, 2011

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the exploration stage	Accumulated Other comprehensive income (loss)	Total stockholders’ equity (deficiency)

Balance, February 28, 2006	12,799,902	$15,573,977	$3,991,596	$170,000	$(2,003,427)	$(18,338,373)	$1,051	$(605,176)

Common stock issued on conversion of debenture	5,835,000	2,917,500	-	-	-	-	-	2,917,500
Common stock issued on settlement of promissory notes	1,651,200	412,800	-	-	-	-	-	412,800
Common stock issued for cash	750,000	375,000	-	(170,000)	-	-	-	205,000
Warrants exercised	50,000	50,000	-	-	-	-	-	50,000
Shares returned to treasury	(50,000)	(25,000)	-	-	-	-	-	(25,000)
Options issued	-	-	496,000	-	-	-	-	496,000
Warrants issued	-	-	1,949,000	-	-	-	-	1,949,000
Beneficial conversion feature	-	-	2,265,500	-	-	-	-	2,265,500
Foreign exchange translation adjustment	-	-	-	-	-	-	(3,098)	(3,098)
Net loss for year	-	-	-	-	-	(7,393,034)	-	(7,393,034)

Balance, February 28, 2007	21,036,102	$19,304,277	$8,702,096	$-	$(2,003,427)	$(25,731,407)	$(2,047)	$269,492

Warrants exercised	4,344,400	3,674,377	-	-	-	-	-	3,674,377
Options issued	-	-	974,841	-	-	-	-	974,841
Fair value of warrants expensed	-	-	1,478,750	-	-	-	-	1,478,750
Stock subscriptions	-	-	-	330,000	-	-	-	330,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(8,301)	(8,301)
Net loss for the year	-	-	-	-	-	(8,096,604)	-	(8,096,604)

Balance, February 29, 2008	25,380,502	$22,978,654	$11,155,687	$330,000	$(2,003,427)	$(33,828,011)	$(10,348)	$(1,377,445)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
Period from March 1, 2004 (Inception of Exploration stage) to February 28, 2011

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the exploration stage	Accumulated Other comprehensive income (loss)	Total stockholders’ equity (deficiency)

Balance, February 29, 2008	25,380,502	$22,978,654	$11,155,687	$330,000	$(2,003,427)	$(33,828,011)	$(10,348)	$(1,377,445)

Notes converted into shares	2,936,028	1,470,522	-	-	-	-	-	1,470,522
Options issued	-	-	603,801	-	-	-	-	603,801
Warrants issued	-	-	122,260	-	-	-	-	122,260
Fair value of warrants embedded in convertible debentures	-	-	480,800	-	-	-	-	480,800
Value of beneficial conversion feature of convertible debentures	-	-	312,399	-	-	-	-	312,399
Stock subscriptions	-	-	-	121,258	-	-	-	121,258
Shares issued for subscriptions	330,000	330,000	-	(330,000)	-	-	-	-
Accounts payable settled with shares	206,000	103,000	-	-	-	-	-	103,000
Shares issued for services	672,000	262,090	-	-	-	-	-	262,090
Shares issued to management as bonuses	1,050,000	232,750	-	-	-	-	-	232,750
Cash received for options issued	-	-	1,961	-	-	-	-	1,961
Shares issued on private placement	444,772	179,885	-	-	-	-	-	179,885
Foreign exchange translation adjustment	-	-	-	-	-	-	460,072	460,072
Net loss for the year	-	-	-	-	-	(8,036,208)	-	(8,036,208)

Balance, February 28, 2009	31,019,302	$25,556,901	$12,676,908	$121,258	$(2,003,427)	$(41,864,219)	$449,724	$(5,062,855)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
Period from March 1, 2004 (Inception of Exploration stage) to February 28, 2011

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the exploration stage	Accumulated Other comprehensive income (loss)	Total stockholders’ equity (deficiency)

Balance, February 28, 2009	31,019,302	$25,556,901	$12,676,908	$121,258	$(2,003,427)	$(41,864,219)	$449,724	$(5,062,855)

Notes converted into shares	3,333,333	1,000,000	-	-	-	-	-	1,000,000
Options issued	-	-	720,202	-	-	-	-	720,202
Warrants issued	-	-	1,172,500	-	-	-	-	1,172,500
Fair value of warrants embedded in convertible debentures	-	-	165,042	-	-	-	-	165,042
Value of beneficial conversion feature of convertible debentures	-	-	98,700	-	-	-	-	98,700
Shares issued for subscriptions	404,193	121,258	-	(121,258)	-	-	-	-
Shares issued for management bonus	1,000,000	280,000	-	-	-	-	-	280,000
Accounts payable settled with shares	2,504,142	751,242	-	-	-	-	-	751,242
Notes settled with shares	2,250,000	250,000	-	-	-	-	-	250,000
Shares issued for services	492,857	158,500	-	-	-	-	-	158,500
Shares issued for interest costs	250,000	82,500	-	-	-	-	-	82,500
Financing costs	-	-	(245,000)	-	-	-	-	(245,000)
Finders’ fees on private placement	-	-	(150,000)	-	-	-	-	(150,000)
Shares issued on private placement	12,500,000	2,500,000	-	-	-	-	-	2,500,000
Subscription proceeds on private placement	-	-	-	50,000	-	-	-	50,000
Accounts payable converted to subscriptions	-	-	-	116,000	-	-	-	116,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(220,216)	(220,216)
Net loss for the year	-	-	-	-	-	(1,191,288)	-	(1,191,288)

Balance, February 28, 2010	53,753,827	$30,700,401	$14,438,352	$166,000	$(2,003,427)	$(43,055,507)	$229,508	$475,327

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
Period from March 1, 2004 (Inception of Exploration stage) to February 28, 2011

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the exploration stage	Accumulated Other comprehensive income (loss)	Total stockholders’ equity (deficiency)

Balance, February 28, 2010	53,753,827	$30,700,401	$14,438,352	$166,000	$(2,003,427)	$(43,055,507)	$229,508	$475,327

Options issued	-	-	824,053	-	-	-	-	824,053
Shares issued for subscriptions	250,000	50,000	-	(50,000)	-	-	-	-
Subscription proceeds	-	-	-	640,000	-	-	-	640,000
Debt converted into subscription proceeds	-	-	-	25,000	-	-	-	25,000
Foreign exchange translation adjustment	-	-	-	-	-	-	8,550	8,550
Net loss for the year	-	-	-	-	-	(3,238,416)	-	(3,238,416)

Balance, February 28, 2011	54,003,827	$30,750,401	$15,262,405	$781,000	$(2,003,427)	$(46,293,923)	$238,058	$(1,265,486)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)

			Period from
			March 1, 2004
			(Inception of
			Exploration
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

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
	Year Ended February 28		Period From March 1, 2004 (Inception of Exploration Stage) to February 28,
	2011	2010	2011
Operating activities
Net loss	$(3,238,416)	$(1,191,288)	$(46,293,923)
Adjustments to reconcile net (loss) to net cash flows
Write-off of note receivable	-	-	57,500
Impairment of mineral property costs	-	-	13,645,000
Shares issued for consulting services	-	158,500	510,590
Shares issued for interest costs	-	82,500	82,500
Amortization	50,365	72,094	305,383
Discount on convertible debenture	-	86,191	569,549
Deposit on equipment written off	25,300	-	25,300
Gain on disposal of assets	(15,130)	-	(15,130)
Gain on sale of assets	-	(4,389,954)	(4,389,954)
Gain (loss) on settlement of debt	(32,998)	129,015	(86,242)
Stock-based compensation	824,053	2,172,701	10,966,611
Beneficial conversion feature	-	51,192	4,081,091
Net change in operating assets and liabilities:
Prepaid expense	262,193	(357,835)	(132,088)
Accounts receivable	(142,392)	432,794	(35,545)
Customer deposits	(150,000)	-	(194,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	(1,169,025)	3,826,921	6,736,951
Cash used in operating activities	(3,586,050)	1,072,831	(14,057,879)
Investing activity
Sale of equipment	-	29,437	33,316
Purchase of property and equipment	(14,226)	(23,258)	(602,473)
Cash used in investing activity	(14,226)	6,179	(569,157)
Financing activities
Proceeds from loans payable	28,500	33,750	288,067
Proceeds from notes payable	-	98,531	3,162,196
Proceeds from convertible debentures	-	1,673,510	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(61,108)	(63,162)	(268,310)
Repayment of notes payable	(44,674)	(158,676)	(586,620)
Repayment of convertible debentures	-	(1,521,047)	(2,051,047)
Stock subscriptions	640,000	-	931,258
Issuance of common stock (net)	-	2,100,000	2,756,994
Cash provided by financing activities	562,718	2,162,906	14,917,415
Inflow of cash and cash equivalents	(3,037,558)	3,241,916	290,379
Effect of foreign currency translation on cash	68,066	96,784	95,456
Cash and cash equivalents, beginning	3,377,404	38,704	22,077
Cash and cash equivalents, ending	$407,912	$3,377,404	$407,912

Supplemental cash flow information (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. Dollars) Years Ended February 28, 2011 and 2010

1.	BASIS OF PRESENTATION

Pan American Goldfields Ltd. (formerly Mexoro Minerals, Ltd and Sunburst Acquisitions IV, Inc.) ("Panam" or the “Company”) was incorporated in the state of Delaware on March 23, 2010 and on July 2, 2010 changed its name to Pan American Goldfields Ltd. pursuant to an agreement and plan of merger between the Company and Mexoro Minerals Ltd. The Company was formed to seek out and acquire business opportunities. Between 1997 and 2003, the Company was engaged in two business acquisitions and one business opportunity, none of which generated a significant profit or created sustainable business. All were sold or discontinued. The Company had previously been pursuing various business opportunities and, effective March 1, 2004, the Company changed its operations to mineral exploration.Currently, the main focus of the Company’s operations is in Mexico and Argentina.

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. Dollars) Years Ended February 28, 2011 and 2010

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

(e)	Mineral property costs

The Company has been in the exploration stage since March 1, 2004, and has not yet realized any significant revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

(iii)
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

3.	GOINGCONCERN

The accompanying financial statements have been prepared on a goingconcern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at February 28, 2011, the Company had a cumulative loss, during itsdevelopment period, of $46,293,923 (February 28, 2010 - $43,055,507). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In July 2009, the Company signed a definitive agreement to sell its Guazapares Project located in southwest Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5,300,000. The purchase price is to be paid in two stages. The first payment of $3,700,000 was released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1,600,000 is due if, within 36 months following execution of the letter of agreement (July 10, 2009), either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San MiguelProject is put into commercial production.

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

4.	EQUIPMENT

	February 28, 2011			February 28, 2010
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Software	$24,616	$17,882	$6,734	$6,357
Machinery	297,819	117,396	180,423	198,850
Vehicles	96,263	76,490	19,773	22,998
Computers	29,902	28,972	930	3,557
Office equipment	17,454	7,439	10,015	11,125
	$466,054	$248,179	$217,875	$242,887

5.	JOINT VENTURE WITH MRT

On February 12, 2009, the Company entered into a joint venture through a definitive agreementfor development of its Cieneguita Project with MRT. The purpose of the joint venture is to put Cieneguita property into production. As per the agreement, MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000. MRT will spend 100% of the funds in exchange for a 75% interest in the net cash flow from production. The agreement was amended in December 2009 for MRT to earn a 74% interest in the net cash flow from production (note 6). The agreement limits the mining of the mineralized material that is available from the surface to a depth of 15 meters or approximately 10% of the mineralized material found as of the date of the definitive agreement. The Company incurs no obligations to the joint venture’s creditors as the operations and working capital requirements are controlled by MRT as such the Company has concluded that it is not the primary beneficiary of the joint venture. Accordingly, the Company’s share of income and expenses are reflected in these financial statements under the proportionate consolidation method.

The Company’s proportionate share of revenues was $1,158,923 and proportionate share of the net loss was $225,304 for the year ended February 28, 2011. The Company’s proportionate share of accounts receivable of the joint venture was $170,897 at February 28, 2011. The joint venture did not have any other assets or liabilities at February 28, 2011.

6.	MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the year ended February 28, 2011:

	Sahuayacan	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$67,063	$-	$-	$-	$67,063
Geological, geochemical, geophysics	148,191	-	5,413	1,277	154,881
Land use permits	10,360	14,775	3,712	-	28,847
Automotive	-	54	-	-	54
Travel	2,429	9,880	6,131	-	18,440
Consulting	7,501	62,107	13,159	-	82,767
Equipment	1,006	4,327	2,152	-	7,485
General	8,162	22,898	9,818	-	40,878
	$244,712	$114,041	$40,385	$1,277	$400,415

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. Dollars) Years Ended February 28, 2011 and 2010

6.     MINERAL PROPERTIES (CONTINUED)

The Company incurred exploration expenses as follows in the year ended February 28, 2010:

	Sahuayacan	Cieneguita	Encino Gordo	New Projects	Total

Drilling and sampling	$119,004	$69,339	$-	$-	$188,343
Geological, geochemical, geophysics	161,015	119,837	-	1,026	281,878
Land use permits	5,174	131,825	4,077	-	141,076
Travel	12,747	18,855	-	-	31,602
Consulting	43,097	132,768	-	-	175,865
Equipment	4,362	5,541	-	-	9,903
General	37,598	71,424	154	-	109,176
	$382,997	$549,589	$4,231	$1,026	$937,843

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

As at February 28, 2011, the Company had $884,022(February 28, 2010 - $775,975) of promissory notes outstanding, comprising the following:

(a)
During the year ended February 29, 2008, the Company converted accounts payable of $465,994 (Swiss Franc (“CHF”) 565,000) into promissory notes. The Company had an implied obligation to pay the accounts payable in CHF as the funds to pay the expense came from Swiss investors in CHF. Accordingly, the promissory notes were issued in CHF. The notes consist of one warrant for each CHF 5.00 of notes issued, exercisable at $1.00 each. The principal and interest on the notes became due and payable on April 30, 2008.The Company has not repaid the promissory notes as of February 28, 2011 and is in default. The principal and interest on the notes due and payable as of February 28, 2011 was $826,984. The interest rate payable during the default period is 12%.

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

In March 2009, the Company approved the issuance of $1,500,000 in convertible debentures to four investors, of which $1,300,000 was received in cash and used to liquidate the debentures issued to Paramount (former debenture holders) during the period of May 2008 to July 2008. Additionally, the Company converted $100,000 of accounts payable into the convertible debenture and received $100,000 in cash for the remaining debenture in October 2009. The debenture was due in one year from the date of issuance and accrued interest at 15% per annum, to be paid quarterly in either cash or stock of the Company valued at a 20% discount of the 20 day trading average prior to the date of payment. The holders had several options to convert the debentures. On July 24, 2009, all of the holders of the convertible debentures agreed to irrevocably convert the debentures into a 10% ownership interest in the Company’s Cieneguita Project. The Company has valued the Cieneguita Project at approximately $15,000,000. The 10% ownership interest in the Cieneguita Project thus approximates the value of the debentures to be converted.

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

12.   STOCK COMPENSATION PROGRAM (CONTINUED)

The summary of option activity under the 2009 Option Plan as of February 28, 2011, and changes during the period then ended, is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options			Term

Balance at March 1, 2010	$0.51	6,560,000
Options granted	0.20	1,000,000
Options exercised	-	-
Options cancelled/forfeited	0.49	(825,000)

Balance at February 28, 2011	$0.46	6,735,000	7.66	$154,400

Exercisable at February 28, 2011	$0.52	5,358,333	7.23	$99,917

The weighted-average grant-date fair value of options granted during the year ended February 28, 2011 and February 28, 2010 was $0.19 and $0.32, respectively.

A summary of the status of the Company’s nonvested options as of February 28, 2011, and changes during the year ended February 28, 2011, is presented below:

		Weighted-average
		Grant-Date
Non-vested options	Shares	Fair Value

Non-vested at February 28, 2010	2,570,832	$ 0.29
Granted	1,000,000	0.19
Vested	(2,030,833)	0.27
Cancelled/forfeited	(163,333)	0.22

Non-vested at February 28, 2011	1,376,666	$0.26

As of February 28, 2011, there was an estimated $147,700 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2007, 2008 and 2009 nonqualified stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 1.68 years.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. Dollars) Years Ended February 28, 2011 and 2010

13.   WARRANTS

As at February 28, 2011, the Company had a total of 25,826,733 warrants (February 28, 2010 –25,380,900) outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 25,826,733 shares of common stock in the event that these warrants are exercised.

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
25,826,733

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. Dollars) Years Ended February 28, 2011 and 2010

14.   RELATED PARTY TRANSACTIONS

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

16.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended February 28, 2011	Year Ended February 28, 2010	Period From Inception of Exploration stage (March 1, 2004) to February 28, 2011

Interest paid	$30,000	$-	$310,053
Common stock issued on conversion of debt	-	872,500	4,193,000
Common stock issued on settlement of notes payable	-	1,250,000	3,133,322
Common stock issued for interest costs	-	82,500	82,500
Common stock issued for financing costs	-	145,000	145,000
Common stock issued for mineral property costs	-	-	580,000
Common stock issued for bonuses	-	280,000	512,750
Shares issued for services	$-	$158,500	$510,590

17.	SUBSEQUENT EVENTS

In March 2011, the Company appointed Bruno Le Barber as a member of its board of directors.Mr. Le Barber is the co-founder of Vortex Capital (“Vortex”), a Hong Kong based gold fund. Previously he was a Vice President at Morgan Stanley in London where he advised trading desks and a large investor base while publishing macro-economic studies. Mr. Le Barber was also a global technical strategist with ABN Amro in Paris. He manages Vortex together with Emilio Alvarez, former Executive Director, Equity Research with Morgan Stanley in London.

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