Form 10-Q/A
period 2011-11-30
PAN AMERICAN GOLDFIELDS LTD
filed 2012-03-14
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Registrant’s telephone number, including area code:(604) 681-1163

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for Pan American Goldfields Ltd (“we” or the “Company”) for the quarterly period ended November 30, 2011, initially filed with the Securities and Exchange Commission (the “SEC”) on January 17, 2012 (the “Original Filing”), is being filed with a currently-dated signature page and certifications.  The initially filed Form 10-Q and the certifications did not contain specific dates as to when they were signed. The refilling of this Form 10-Q/A arose in connection with comments received from the staff of the SEC in its review of the Company’s periodic SEC filings.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filings has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this report.

Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the dates of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filings of the Original Filing or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to this filing.

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

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil
Common stock
Authorized: 200,000,000 shares without par value
Issued: 65,025,730(2011 - 54,003,827) (note 10)	33,015,292	30,750,401
Additional paid-in capital	15,791,580	15,262,405
Stock subscriptions	1,636,571	781,000
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(48,347,058)	(46,293,923)
Accumulated other comprehensive income	325,843	238,058
Total stockholders’ equity (deficiency)	418,801	(1,265,486)

Total liabilities and stockholders’ equity (deficiency)	$1,409,264	$1,321,620

Going-concern (note 3)
Commitments (notes 6 and 12)
Subsequent events (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,		Period From March 1, 2004 (Inception of Exploration Stage) to November 30,
	2011	2010	2011	2010	2011
Net sales	$687,211	$247,441	$1,482,242	$623,050	$3,165,675
Cost of goods sold	248,857	136,527	570,106	355,679	1,428,459
Gross margin	438,354	110,914	912,136	267,371	1,737,216

Expenses
General and administrative	689,745	576,586	2,482,427	1,857,904	22,068,365
Mineral exploration (note 6)	217,254	16,821	337,007	378,211	9,577,491
Impairment of mineral property costs	643,151	43,781	844,977	714,455	18,155,251

Operating loss	(1,111,796)	(526,274)	(2,752,275)	(2,683,199)	(48,063,891)

Other income (expenses)
Deposit on equipment written off	-	-	-	(25,300)	(25,300)
Foreign exchange	(130,908)	4,816	(270,250)	(73,560)	(620,028)
Interest expense	1,571	(17,671)	(41,051)	(71,064)	(5,355,233)
Other income	61,307	2,139	73,282	61,417	332,304
Gain on disposal of assets	-	-	-	15,130	15,130
Gain on sale of assets	-	-	-	-	4,388,374
Gain on settlement of debt	712,494	-	937,159	-	981,586

Net loss	(467,332)	(536,990)	(2,053,135)	(2,776,576)	(48,347,058)

Accumulated deficit, beginning	(47,879,726)	(45,295,093)	(46,293,923)	(43,055,507)	-

Accumulated deficit, ending	$(48,347,058)	$(45,832,083)	$(48,347,058)	$(45,832,083)	$(48,347,058)

Other comprehensive income
Foreign exchange gain (loss) on translation	$57,408	$(16,192)	$87,785	$20,720	$325,843
Total comprehensive loss	$(409,924)	$(553,182)	$(1,965,350)	$(2,755,856)	$(48,021,215)

Total loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Weighted average number of shares of common stock – basic and diluted	62,822,951	54,003,827	60,863,756	53,942,009

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	Nine Months Ended November 30,		Period from March 1, 2011 (Inception of Exploration Stage) to November 30,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(2,053,135)	$(2,776,576)	$(48,347,058)
Adjustments to reconcile net (loss) to net cash flows:
Write off of note receivable	-	-	57,500
Impairment of mineral property costs	776,668	-	14,421,668
Issuance of shares for consulting services	-	-	510,590
Issuance of shares for interest costs	-	-	82,500
Discount on convertible debenture	-	-	569,549
Deposit on equipment written off	-	25,300	25,300
Gain on disposal of assets	-	(15,130)	(15,130)
Gain on sale of assets	-	-	(4,389,954)
Non-cash component of gain on settlement of debt	(937,159)	-	(1,023,401)
Beneficial conversion feature	-	-	4,081,091
Stock-based compensation	921,825	615,754	11,888,436
Amortization	31,961	38,689	337,344
Net change in operating assets and liabilities:
Prepaid expense	(67,125)	227,424	(199,213)
Accounts receivable	(276,745)	(127,278)	(312,290)
Customer deposits	-	-	(194,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	(456,817)	(1,182,375)	6,280,134
Cash used in operating activities	(2,060,527)	(3,194,192)	(16,118,406)
Investing activities
Sale of equipment	-	-	33,316
Purchase of property and equipment	-	(14,226)	(602,473)
Cash provided (used) in investing activities	-	(14,226)	(569,157)
Financing activities
Proceeds from loans payable	28,550	28,500	316,617
Proceeds from notes payable	-	-	3,162,196
Proceeds from convertible debentures	-	-	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(19,757)	(51,599)	(288,067)
Repayment of notes payable	-	(44,674)	(586,620)
Repayment of convertible debentures	-	-	(2,051,047)
Stock subscriptions (net)	2,033,672	-	2,964,930
Issuance of common stock (net)	-	-	2,756,994
Cash provided (used) by financing activities	2,042,465	(67,773)	16,959,880
Net change in cash	(18,062)	(3,276,191)	272,317
Effect of foreign currency translation on cash	112,224	47,916	207,680
Cash and cash equivalents, beginning	407,912	3,377,404	22,077
Cash and cash equivalents, ending	$502,074	$149,129	$502,074

Supplemental cash flow information (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

(vii)
In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. Implementation ofUpdate No. 2009-13 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

4.	EQUIPMENT

	November 30, 2011			February 28, 2011
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value
	$	$	$	$

Software	23,491	17,931	5,560	6,734
Machinery	257,986	121,043	136,943	180,423
Vehicles	83,388	73,057	10,331	19,773
Computers	25,902	25,769	133	930
Office equipment	15,119	7,578	7,541	10,015
	405,886	245,378	160,508	217,875

5.	JOINT VENTURE WITH MRT

On February 12, 2009, the Company entered into a joint venture through a definitive agreementf or development of its Cieneguita project with MRT. The purpose of the joint venture is to put Cieneguita property into production. As per the agreement, MRT is to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000. MRT will spend 100% of the funds in exchange for a 75% interest in the net cash flow from production. The agreement was amended in December 2009 for MRT to earn a 74% interest in the net cash flow from production (note 6).

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

The Company incurred exploration expenses as follows in the nine months ended November 30,2010:

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

The weighted-average grant-date fair value of options granted during the nine months endedNovember 30, 2011 and November 30, 2010was $0.29 and $nil, respectively.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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
32,886,733

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2011

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

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended November 30, 2011	Nine months ended November 30, 2010	Period From Inception of ExplorationStage (March 1, 2004) to November 30, 2011
	$	$	$

Interest paid	-	-	310,053
Common stock issued on conversion of debt	128,651	-	4,321,651
Common stock issued on settlement of notes payable	775,490	-	3,908,812
Common stock issued for interest costs	-	-	82,500
Common stock issued for financing costs	-	-	145,000
Common stock issued for mineral property costs	-	-	580,000
Common stock issued for bonuses	-	-	512,750
Shares issued for services	268,750	-	779,340

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

Overview

We arean exploration stage company and have generated only limited revenues from our Cieneguita project to date, and have not yet generated or realized any revenue from our other two exploration projects. As of November 30, 2011, we had $502,074 in our bank account.

In September 2011, we executed an amended and restated development agreement (the ”Agreement”)pursuant to a binding letter agreement signed in June 2011 with Minera Rio Tinto, S.A. de C.V. an entity organized under the laws of the United Mexican States (“MRT”) and Marje Minerals S.A., an entity organized under the laws of the United Mexican States (“Marje Minerals”), concerning the restructuring of the prior agreements between the parties, including their respective ownership interests in our Cieneguita project in Chihuahua State, Mexico.

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

For the nine months ended November 30, 2011, the joint venture with MRT, as described further below, generated net cash flows from the tuning and start-up pilot operations of approximately $2,806,000 of which $561,000 is attributable to us under the joint venture agreement. A drought combined with an inadequate water collection system resulted in a reduced water supply and, consequently, the volume of mined material that could be processed was sharply curtailed until June 2011. Since the return of the rainy season, the production has increased to between 400 and 500 tonnes per day (“tpd”). To reduce the risk of another water shortage small dams have been built to store water. MRT recently advised the Company that given recent rains, an adequate supply of water was expected to be available for at least  the next several months. Production for the month of November 2011 was 13,947 metric ton milled, averaging 465 TPD and 657 ounces gold (“Au”), and 32,668 ounces silver (“Ag”) for 1,270 equivalent Au ounces using a factor of $1600/$30. This is a pilot operation  by MRT which is to end December 31, 2012 after which MRT will have the opportunity to earn a 20% interest from the Company's 100% interest in the deposit as it is developed according to the results of an ongoing preliminary economic assessment which is progressing under the guidance of M3 Engineering of Tucson, Arizona. Despite the improvements there remains significant risk to us for this type of extracting of mineralized material because we will not have established reserves at Cieneguita until an independent feasibility study is completed. Consequently, without a feasibility study we cannot predict if the extraction and processing of mineralized material from the Cieneguita property will result in future cash flow.

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

Any additional costs for the First Phase Production and the feasibility study for the Cieneguita project, after MRT was to invest $8million, would have been shared by us, MRT and Marje Minerals on a pro-rata basis based on their respective ownership percentages in the Cieneguita project.

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

In December 2011, we hired Mr. Fedor ZhimulevMSc. PhD Honors. as our chief geologist while actual management of exploration programs will be under the guidance of Alexander Becker PhD. He was a former senior researcher at the Sobolev Institute of Geology and Mineralogy and has extensive experience conducting fieldwork. In 2009 -2011 he was appointed as leader of the institute’s junior Scientists Community and last year was awarded the Academican Sobolev prize for junior scientists from th Siberian Branch of the Academy of Sciences.

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

The following map illustrates the locations of the Cieneguita and Encino Gordo projects in Mexico:

The following map illustrates the location of our Cerro Delta Project in La Rioja Province, Argentina:

Cieneguita

The main activities in the Cieneguita project are set forth below:

•	100 diamond drill holes completed for a total of 20,215 meters of drilling.
•
Broad mineralized intercepts indentified, including 111.5 meters with 1.24 g/t Au, 99.6 g/t Ag, 0.45% Pb and 0.73% Zn (Drill Hole C-21) and 94 meters with 1.21 g/t Au, 79.8 g/t Ag, 0.78% Pb and 1.2% Zn (Drill Hole CI-30).

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

Assay results and an analysis of the drilling and exploration work are compiled and described in our NI 43-101, which was completed following the end of fiscal 2010, and is in compliance with the standards and requirements of Canadian security regulatory authorities. The NI 43-101 report is also available on our website, www.panamericangoldfields.com. Two different styles of mineralization have been identified: precious (gold-silver) and base (lead-zinc-silver) metal mineralization, with higher gold-silver grades starting on surface and lead-zinc-silver mineralization intercepted at depth and to the west of the Cieneguita deposit. We interpret the Cieneguita deposit as a diatreme breccia body where disseminated oxide and sulphide mineralization is mainly hosted by quartz-sericite altered diatremebreccias and lapilli tuffs.

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

Because of the favourable mapping, sampling and drilling results in Cieneguita, we initiated a brownfield exploration program aimed at locating additional mineralization within our properties. The exploration process around the main mineralization zone at Cieneguita has identified two areas of porphyry style mineralization 500 meters to south of the current known mineralization. These two areas known as PiedrasBlancas and PiedraAmarilla are exhibiting the same size, characteristics, and intensity of alteration-mineralization on surface as encountered at Cieneguita. No assurance, though, may be given that any positive exploration results will come from these similarities.

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

All information and field evidence gathered during the mapping and sampling process suggest the presence of “porphyry” style alteration and mineralization characterized by the presence of concentric alteration patterns (potassic alteration grading outward to quartz-sericite and propylitic alteration), coincident Cu, Au and Mo geochemical anomalies and a multiple-event of veining. No assurance can be given, though, that we will find such a deposit, if at all.We own two concessions and have an option to acquire two other concessions from MRT, subject to a 2.5% NSR and making the scheduled project payments.

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

Proposed 2011/2012 Program: Exploration Projects – Potential and Next Exploration Stage

 Our focus is to advance the Cerro Delta project and we are evaluating other projects of similar merit in Colombia, Argentina and Mongolia. Dr. Zhimulev is conducting the exploration work at Cerro Delta and the exploration of some gold projects in the south part of Columbia where the presence of large mineralized hydrothermal breccias have been outlinedand numeroussmall scale mining workings to exploit narrow high grade silver and gold veins are found. The Company has also entered into an agreement to acquire a significant project in Mongolia which it hopes to conclude the first quarter of 2012. The Company expects that it will be able to operate in Mongolia in an efficient and highly effective manner because of the addition of Dr. Borisenko and Dr. Zhimulev, who are experts in Mongolian Geology, and also because of  its access to Novosibirsk specialists.

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

Revenues

The Company earned its 20% proportionate net cash flows of $561,000 (November 30, 2010 - $102,000)from the joint venture with MRT from the gold production during the nine months ended November 30, 2011. Other than the revenue from the joint venture with MRT, we did not have commercial production of any of our properties in the nine months ended November 30, 2011. We can not provide any assurances that we will continue to earn revenues of any significance from the joint venture with MRT, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.

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

We have a history of operating losses and will need to raise additional capital to fund our planned operations. As at November 30, 2011, we had working capital of $258,000(November 30, 2010–working capital deficiency of $1,877,000) and an accumulated deficit during the exploration stage of $48,347,000(November 30 - $45,832,000). These conditions raise substantial doubt about our ability to continue as a going concern.

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

10.1
Amended and Restated Development Agreement between the Company Minero Rio Tinto SA and Marje Minerals S.A., effective as of September 26, 2011(herein incorporated by reference from the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2011)..

10.2
Stock Purchase Agreement between the Company and Marje Minerals, S.A, signed as of December 8, 2011(herein incorporated by reference from the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2011).

10.3
Debt Assumption and Release Agreement between the Company and Minero Rio Tinto S.A. de C.V., Marje Minerals S.A., Mario Ayub and Robert Knight, signed as of December 8, 2011(herein incorporated by reference from the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2011).

10.4
Acknowledgement and Agreement between the Company Minera Rio Tinto S.A. de C.V. and Corporative Minero, S.A. De C.V., signed as of December 8, 2011(herein incorporated by reference from the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2011).

31.1	Certification of Principal Executive Officerof Pan American Goldfields Ltd. pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Certification of Chief Financial Officer of Pan American Goldfields Ltd. pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Certification of PrincipalExecutive Officer of Pan American Goldfields Ltd. pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer of Pan American Goldfields Ltd. pursuant to 18 U.S.C. Section 1350.*

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pan American Goldfields Ltd.

/s/ Miguel F. Di Nanno
Name: Miguel F. Di Nanno Title: President Date: March 13, 2012

/s/ Salil Dhaumya
Name: Salil Dhaumya Title: Chief Financial Officer Date: March 13, 2012