Form 10-K
period 2012-02-29
PAN AMERICAN GOLDFIELDS LTD
filed 2012-05-31
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of Common Stock on the OTC Bulletin Board system on August 31,2011 of $0.23 was approximately $14,126,043.

As of  May 30, 2012, the Registrant had 71,977,691 shares of Common Stock issued and outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

We are an exploration stage company focused on mineral exploration activities in Mexico, Argentina and Mongolia. Through our wholly owned Mexican subsidiary, Sunburst Mining de Mexico, S.A. de C.V., (“Sunburst”), we are currently engaged in the exploration ofonegold and silver project, named the Cieneguita Project made up of several mining concessions. The Cieneguita Project is located in the Sierra Madre region of the State of Chihuahua, Mexico. We also have the rights to another exploration project named Cerro Delta located in Argentina. We previously owned three other projects in Mexico known as Sahuayacan, Guazapares and Encino Gordo Projects. After poor drilling results in 2010, we dropped the Sahyua can project. We agreed to sell the Guazapares Project pursuant to the terms of a definitive agreement, dated July 10, 2009, to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp., for a total consideration of up to $5.3 million. We also sold the Encino Gordo Project in May 2012 for a total consideration of $300,000.

To help support our exploration activities, we entered into a development agreement with Minera Rio Tinto, S.A. de C.V. (“MRT”), a mining operator in Chihuahua, Mexico, which is owned by our former Chairman, Mario Ayub. Under the development agreement, we authorized MRT to commence a small scale milling operation at our Cieneguita Project.As of February 2012,MRT’s start-up operations had progressed as planned, and all essential systems and construction for initial plant facilities for crushing, gravity and flotation circuits were complete. Operations had also commenced for one 12-hour shift per day with a processing rate up to 550 tons per day. The terms of our arrangement with MRT are discussed in detail below.

Recent Developments

On January 17th 2012 Hernan Celorrio was appointed as a member of the Board of Directors. In August 2011, we appointed Hernan Celorrio as an advisor to the board of directors and as a director of Recursos Argentinos SA, our newly formed subsidiary in Argentina. Mr. Celorrio, a lawyer, is an expert in Argentinean mining law and has an extensive background in the industry. He was the President of Barrick Exploraciones Argentina S.A. and a Vice President of Minera Peñoles in Argentina, in addition to sitting on the board of Directors of Northern Orion Resources and Yamana Resources (Compañia Minera Polimet S.A.) in Argentina. He is currently the vice president of the Argentine-ChileanChamber of Commerce and a director of the executive committee and president of the Mining Committee of the Argentine Canadian Chamber of Commerce. He is also the president of the Argentine Mining Foundation (FUNDAMIN).

Also on January 17th Dr. Fedor Zhimulev MSc. PhD Honors, Novosibirsk State University was appointed as the company’s Chief Exploration Geologist. He was a former senior researcher at the Sobolev Institute of Geology and Mineralogy and has extensive experience conducting fieldwork in the Far East, Middle Asia and India.

On December 19th 2012  Alexander Borisenko Dr. Sci. was appointed, as advisor to our board of directors.   Dr. Borisenko is the head of the ore-deposit geology department at Novosibirsk State University in Russia and he is the Deputy Director of the Institute for Geology and Mineralogy, Siberia Branch Russian Academy of Sciences.

Dr. Borisenko is an expert regarding ore-deposit formation and metallogeny. His work resulted in the discovery of a silver belt currently estimated to contain 3.8 billion ounces of silver at SE Altai and NW Mongolia where he also identified a number of economic Ag-Sb deposits. Dr. Borisenko is also credited with the discovery of the Central Khangai gold-belt and the resulting discovery of large gold placers including Harguyt and Twin-goal. In Southern Mongolia he discovered several gold deposits including Bumbat and Unegen-Del. For his discovery of the silver belt at SE Altai and NW Mongolia he received a Medal from the Union of Communist Republics.

In July 2011, we entered into an agreement with M3 Engineering and Technology Corporation (“M3”) for the execution and completion of a National Instrument 43- 101 (“NI 43-101”) compliant Preliminary Economic Assessment (“PEA”) for the Cieneguita project.

In May 2011, we appointed Dr. Alexander Becker as advisor to our board of directors, who has a Ph.D. in Structural Geology, and an extensive, history as an exploration geologist. He was a director of Perseus Mining Limited when it was formed in 2002 and identified and acquired the original assets of Perseus spin-out Manas Resources. He was also Vice President Exploration, Asia, for Apex Silver Mines, which went on to accumulate one of the largest, privately controlled portfolios of silver exploration properties in the world at that time. He is also credited with identifying the gold potential of a known antimony occurrence called the Chaarat, where a 4.4 million ounce gold resource was subsequently outlined. Dr. Becker has advised a variety of companies including Santa Fe Gold prior to its acquisition by Newmont and BarrickGold (Asia). He was a senior scientific researcher at Ben Gurion University and won the Peres Award for tectonic research. Dr. Becker has authored numerous papers in international scientific journals including Geological Society of America, Tectonophysics, Structural Geology, and International Geology Review.

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

Market Overview

Chihuahua, Mexico: The Chihuahua region of Mexico is currently attracting significant mineral exploration, development and mining activities. Propelled by advances in mining technology and a resurgence of the global gold markets, a number of intermediate and major companies have returned to or commenced mining activities in this region, including: the San Miguel Project operated by Paramount Gold, the Pinos Altos Project operated by Agnico Eagle and the San Miguel Project operated by Paramount Gold. The map below shows the location of the Cieneguita Projectin the Sierra Madre Sierra region of the State of Chihuahua, Mexico.

Legend
Sediments
Extrusive Ingeous
Intrusive Igneous
Metamorphic
Existing Mines
Exploration
DOLORES
MULATOS
PINOS ALTOS
MORIS
OCAMPO
SAN MIGUEL
PALMAREJO
CIENEGUITA
MONTERDE
BOLIVAR
EL SAUZAL
N

Argentina (Maricunga Belt):  Similar to the Chihuahua region in Mexico, in response to higher prices and improved methods of precious and base metals extraction, a number of exploration and mining projects are being pursued in eastern Argentina, in a region known as the Maricunga Belt. The Maricunga belt is approximately 20 miles wide and 120 miles long. The two largest discoveries to date in the Maricunga Belt are the Cerro Casale and Caspiche Projects. Our Cerro Delta Project is located in the east portion of the Maricunga Belt, in Argentina. It is approximately 12 miles to the east of the Cerro Casale Project, which is in Chile. The map below indicates the location of our Cerro Delta Project:

Our Strategy

Since taking effective management and board control of the company in 2010, Pan American has attracted an exceptional team of established explorationists and mine developers. Our strategy is to leverage this considerable capability, as we develop and continue to produce revenue from our Cieneguita project while locating, acquiring and eventually developing major exploration assets in Central Asia, Mongolia and South America. Our Cieneguita Project is our most advanced stage project. Using the considerable skill set we have available, our plan is, as economically as possible, to identify and then analyze in an extremely cost effective manner and subsequently eliminate or if of sufficient merit, acquire and develop additional precious metals exploration and development projects. The priority is to advance dramatically or eliminate prospects in an extremely cost effective manner. For example the initial drilling campaign at Cerro Delta which is designed to test a 1 km wide by 1.5 km long gold porphyry, is expected to cost approximately $700,000.

In Mexico, we have mineral concession rights for one Project, Cieneguita. A pilot operation at the Cieneguita is producing revenues for that company which helps offset overhead, costs related to its proposed expansion, and the development of our pipeline of prospects in Mongolia, and South America. In Argentina our first prospect to be acquired and advanced to being 'drill ready' is called the Cerro Delta Project. Both the Cieneguita and the Cerro Delta are located near where large mining companies already have pre-existing or are starting operations. The presence of the existing large mining companies already operating in the area or commencing operations near us can reduce risk while making operations more cost effective, just as the potential is increased that the project will be acquired by the already existing gold producer.

Our Cieneguita Project is smaller than the other exploration opportunities we are pursuing. However, because in our opinion it is relatively a low risk development project,and is already cash flowing, its considerable potential for revenue growth, combined with the potential for its value to be increased by completing a feasibility study make it an ideal starting point and foundation from which to pursue other growth opportunities.

 Our goal is to establish a pipeline of two new drill-stage or near-to-drill stage projects per year. Our proposed exploration program consists of two main components:

•
Create a pipeline of quality properties providing a steady stream of new prospects and/or projects to explore, contract-out and/or enter into development agreements with other mining companies in South America, Mongolia and Central Asia.

•	Focus on large-sized prospects (minimum size 5,000,000 ounces gold-equivalent).

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

Property Ownership

The property associated with our Cieneguita Project is currently owned by Corporativo Minero. Our wholly-owned subsidiary, Sunburst, with the permission of Corporativo Minero, obtained an exclusive option to acquire the Cieneguita property for $2 million. We are required to make yearly payments to Corporative Minero on May 6th of each year in the amount of $120,000 until the outstanding balance owed on the $2 million is paid in full to keep the option in good standing. In the alternative, when the Cieneguita Projectis put into production, we are required to pay Corporativo Minero $20 per ounce of gold produced from the Cieneguita Project, in lieu of the yearly payment of $120,000, until we pay Corporativo Minero an aggregate of $2 million. In the event that the price of gold is above $400 per ounce, the payments payable from production will be increased by $0.10 for each dollar increment the spot price of gold trades over $400 per ounce. The total payment of $2 million does not change with fluctuations in the price of gold. Non-payment of any portion of the $2 million total payment will constitute a default, in which case we will lose our rights to the Cieneguita property and the associated concessions, but we will not incur any additional default penalty. Because of the mining operations being conducted by MRT at the Cieneguita Project discussed below, we are currently paying Corporativo Minero based on the gold being produced from the Cieneguita Project.

As of February 29, 2012, we have paid $1,177,000 to Corporativo Minero. Once the full $2 million payment has been made, we will own the Cieneguita property and we will have no further obligation to Corporativo Minero. Corporativo Minero has the obligation to pay, from the funds they receive from us, any royalties that may be outstanding on the properties from prior periods. Corporativo Minero has informed us that there were royalties of up to 7% net smelter return (“NSR”) owned by various former owners of the Cieneguita property. They have informed us that the corporations holding those royalties have been dissolved and that there is no further legal requirement to make these royalty payments. We can make no assurance that these former owners will not contend that we are ultimately responsible to pay all or some of the 7% NSR to these former royalty holders if the Project was ever put into production and Corporativo Minero did not make the payments to the royalty holders. MRT no longer has any ownership interest or payment obligations with respect to the Cieneguita property. There is no affiliation between Corporativo Minero and Pan American or its officers, directors or affiliates.

Development Agreement and Project Ownership

To help fund our exploration activities, we entered into a development agreement (amended in December 2011) with MRT in February 2009, which we amended in December 2009. Pursuant to the terms of the development agreement, as amended, MRT has agreed to invest up to $8 million to initiate the first phase of productionand to complete a feasibility study on the Cieneguita Project. The first phase of production is limited to the mining of the mineralized material that is available from the surface to a depth of 15 meters (“First Phase Production”). In exchange, we assigned MRT a 74%interest of the net cash flows from First Phase Production and a 54% ownership interest in the Cieneguita project.

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

●
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

●
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

●
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

●
The MRT agreement was contingent on our repaying a debenture to Paramount. In March 2009, we repaid $1 million, or approximately two-thirds of the debt, and Paramount released a security interest it had on the Cieneguita project. In October 2009, we repaid the remaining amount of the debt, and Paramount released its security interests on the Sahuayacan, Guazapares and Encino Gordo properties.

Current Operations

Under the original development agreement, we had authorized MRT to commence a small scale milling operation at our Cieneguita Project. As of February 2011,MRT’s start-up operations had progressed as planned, and all essential systems and construction of the initial plant facilities for crushing and gravity and flotation circuits were complete. Operations had also commenced for two 12-hour shifts per day with an approximate processing rate of 700 tons per day. As reported by us, MRT has periodically experienced water supply problems during the dry season that has forced it to limit or curtail the processing of ore. MRT’s right to conduct mining operations at our Cieneguita Project both under the original agreement and under the current agreement terminates on December 31, 2012. MRT is required to comply with applicable environmental laws and permits in conducting its operations at the Cieneguita Project.

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

Under the former and current agreement, MRT is responsible for all mining operations though the sale of concentrate. MRT starts with primary ore mined from an open pit mine at the west end of the Cieneguita Project. In Cieneguita de los Trejo, Chihuahua, MRT produces a bulk sulfide flotation concentrate that it later ships to Choix Sinaloa, for cleaning and production of a saleable lead concentrate containing gold and silver. In accordance with the development agreement, MRT pays us 20% of the net cash flows from MRT’s mining operations at the Cieneguita Project. The revenues earned by us are the result of the extraction and sale of minerals from the Cieneguita Project, and are not incidental income related to our exploration activities.

Property Location

Cieneguita is located in the Baja Tarahumara in Cieneguita Lluvia De Oro, an area of canyons in the Municipality of Urique, in southwest Chihuahua State, Mexico. The property is located within one half mile of the small village of Cieneguita Lluvia de Oro. Access to the property is by an all-weather dirt road.

The concessions of the CieneguitaProject cover a total area of 822 Hectares (approximately 2,031 acres). The following table is a summary of the concessions on the Cieneguita Project:

Lot Name	Title Number	Area (Ha)	Term of Validity
Aurifero	196356	492.00	7/16/1993 to 7/15/2043

Aurifero Norte	196153	60.00	7/16/1993 to 7/15/2043

La Maravilla	190479	48.00	4/29/1991 to 4/24/2041

Aquilon Uno	208339	222.00	9/23/1998 to 9/22/2048

Claim Status and Licensing

In April 2006, we applied to the Mexican government for a change of use of land permit for 30 hectares of the La Maravilla concession. The La Maravilla concession is the concession that contains the mineralized rock that is the interest of our exploration. We are currently extracting mineralized material from the La Maravilla concession as Tuscon, Arizona based M3 Engineering firm completes a Preliminary Economic Assessment regarding the project’s economics. The purpose of the change of use permit was to allow us, if necessary, to extract the rock from this concession for the purposes of processing the rock to extract the precious metals that it may contain. Because the permitting process takes a period of time, we made the application in advance of any known reserves being discovered on the property. We cannot assure you that we will have sufficient ore reserves, if any, to continue extraction. This permit required negotiations with the government and municipality concerning such things as the removal of timber, building and maintaining roads, and reclamation. The government agency responsible for this permit met with our representatives and toured our property in May 2006 as part of the permit process. The application fee for this permit was approximately $800, but there was an additional negotiated fee charged for the permit in the approximate amount of $67,000 (720,000 Mexican Pesos). In January 2007, the government agency issued the change of use permit, and we subsequently made the required payment of approximately $67,000 (720,000 Mexican Pesos).

In July 2006, we submitted an environmental impact study and a risk analysis study to the Mexican government for a permit to build a heap leach mining operation on the Aurifero concession of our Cieneguita Project. The purpose of this permit was to allow us to construct an ore processing facility through heap leach mining methods. We do not have any ore reserves on our Cieneguita Project and applied for permits in advance of any conclusive results. In January 2007, the necessary permits to allow for the building and operation of a heap leach operation were granted to us. Currently, the permit has been updated to allow us to build a crushing and floatation mining operation. The permit is valid until 2016 as long as we continue to provide yearly reports to SEMERNANT (the governing Mexican environmental agency responsible for permitting).

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

Current Exploration

The main exploration activities for the Cieneguita Project are described below:

●	100 diamond drill holes completed for a total of 20,215 meters of drilling;
●
Broad mineralized intercepts identified, including 111.5 meters with 1.24 g/t Au, 99.6 g/t Ag, 0.45% Pb and 0.73% Zn (Drill Hole C-21) and 94 meters with 1.21 g/t Au, 79.8 g/t Ag, 0.78% Pb and 1.2% Zn (Drill Hole CI-30);

●	Mineralization has been traced over 900 meters along strike and still remains open to the southwest and to depth; and
●	Infill drilling program designed to identify size of the mineralized material.

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

Planned Exploration

The recent exploration activities in Cieneguita have shown that additional exploration is warranted. Considering the latest results and findings the proposed work program for Cieneguita will include:

1. Completing the infill drilling program by doing an additional 10,000 meters of drilling to further identify and support mineralization zones;

2. Continue conducting metallurgical tests; and

3. Complete a Preliminary Economic Assessment and a feasibility study;

The proposed exploration budget for the Cieneguita Project for 2012 willtotal $790,000 and is for the funding of a Preliminary Economic Assessment (PEA) of the economics for a larger scale of gold and silver production that is currently occurring. The PEA has been initiated by us and is being conducted by M3 Engineering. The PEA is expected to be completed in Q3 2012.

There are no known reserves on the Cieneguita property.

Encino Gordo Project

In May 2012, wesold the concessions at the Encino Gordo project located in the Barranca region of Chihuahua State in Mexico, which included two concessions owned by us and two additional concessions we had the option to acquire, to MRT.  In connection with the transfer, MRT paid $100,000 cash, waived $200,000 in payments the Company owed to MRT in connection with the Encino Gordo Project and agreed to assume all of the Company’s obligations related to the transferred concessions.The Company’s Board of Directors determined to sell the concessions in order to focus its resources on completing the PEA study for the Cieneguita Project

Cerro Delta Project

Summary

In February 2011, we entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectare Cerro Delta Project in northwest La Rioja Province, Argentina. Under the agreement,wepaid $150,000 on signing (paid), and agreed to pay $200,000 ($135,000 paid)on the first anniversary, $500,000 on the second, $750,000 on the third, $1.2 million on the fourth, and $2.2 million on the fifth anniversary, with a final option payment of $5 million due on the sixth anniversary to purchase a 100% interest in the Cerro Delta Project. The vendor will retain a 1% net smelter revenue. All payments are completely optional, and we have no work commitments beyond the minimal requirements to maintain the mining rights under Argentine law.The environmental permits and water rights are already in place for the Cerro Delta Project.

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

History

The first sampling campaigns of the Cerro Delta Project were conducted in 1993 and 1994 detecting strong gold anomalies in soils south of the Cerro Delta. The major sampling work was done by Minas Argentinas S.A. showing the gold mineralization in highly altered granitic rocks placed West and South of the Cerro Delta. In 1996, Campo de Oro Andino S.A., subsidiary of ElDorado (Canada) conducted a geochemical and geophysical and trenching program (magnetometry, resistivity and IP) defining two drilling targets.

Later, in 2008, Golden Peaks Minera conducted another geophysical study which confirmed the former results and added more detail and precision response.

Infrastructure

The Cerro Delta Project is located 35 kilometers north of the international paved road Nº 22 from Vinchina (La Rioja) to Copiapo, Chile. The Project can also be accessed with existing roads from the City of Copiapo. There is no local electricity or water currently available. We will need to supply our own diesel generated electrical power.

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

Planned Exploration Activities

The Cerro Delta project is drill ready and we intend to begin drilling in the fourth quarter of 2012.

Recent Financing Activities

In December 2011, wecompleted a private placement of 4,400,000 units at $0.20 per unit, for total proceeds of $880,000. Each unit consists of one share of common stock and a warrant to purchase one share of common stock. Each warrant is exercisable for one share of common stock at an exercise price of $0.30 for a period of two years from the closing date. The securities were issued to U.S. “accredited investors” and Canadian and non-U.S. investors. We paid $61,600 in finders’ fees in conjunction with the private placement.

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

Governmental Regulations

Our business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time. Any mineral exploration activities conducted by us requires permits from governmental authorities. The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations and establish requirements for the decommissioning of mining properties after operations have ceased. With respect to the regulation of mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mining properties following the cessation of operations, and may require that some former mining properties be managed for long periods of time. In addition, in Argentina, we are subject to foreign investment controls and regulations governing our ability to remit earnings abroad.

Our operations and properties are subject to a variety of governmental regulations including, among others, regulations promulgated by SEMARNAT, Mexico’s environmental protection agency; the Mexican Mining Law; and the regulations of the Comisión National del Agua with respect to water rights. Mexican regulators have broad authority to shut down and/or levy fines against facilities that do not comply with regulations or standards.Currently the mining of gold and silver containing material at the Cieneguita is being conducted by Minera Rio Tinto which has the necessary permits and approvals for the operation in place.As we put any of our properties into production, operations may also be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental legislation and mine safety. In Argentina we are subject to comply with the Codigo de Mineria (Argentina´s Mining Law) and all the provincial regulations.

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

Amendments to current governmental laws and regulations affecting mining companies, or the more stringent application thereof, could adversely affect our operations. The extent of any future changes to governmental laws and regulations cannot be predicted or quantified. Generally, new laws and regulations result in increased compliance costs, including costs for obtaining permits, delays or fines resulting from loss of permits or failure to comply with the new requirements.

To keep our mineral concessions in good standing with the Government of Mexico, we must pay yearly property taxes. These taxes are based on a tariff per hectare and per the number of years (maturity)of each concession. The taxes are paid twice a year. We have paid:

July 2009	MXN $133,626 ($10,179)
January 2010	MXN $141,376 ($10,779)
July 2010	MXN $110,888 ($8,735)
January 2011	MXN $117,215 ($9,685)
July 2011	MXN $117,213 ($8,623)
January 2012	MXN $146,238 ($11,369)

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

Employees

We currently have five persons working for Sunburst de Mexico, of which, one is a geologist and the rest are employed in administrative capacity. Except for our general manager, Manuel Flores, all of these persons are provided to Sunburst de Mexico under third party contract, either directly or via a personnel service agency. We have hired Miguel F. Di Nanno as our President and Chief Operating Officer, Salil Dhaumya as our Chief Financial Officer, Dr. Fedor Zhimulevas our Chief Geologist and Manuel Flores as our Operations Manager. Other than these employees and our geologists, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors, we minimize our exposure to Mexican employment law, and all liabilities are undertaken by the third party contractors providing the services. Currently, we do not have any operations in Argentina. Other than our President and Chief Operating Officer, Mr. Di Nanno, who is based in Argentina, we have no employees or personnel contracted under third party contracts in Argentina. In order to deploy our working capital as efficiently as possible we pay a flat rate to the third parties for their services. In the event that our exploration projects are successful and warrant putting any of our properties into production, all such operations would be contracted out to third parties. Also, we rely on members of our management to handle all matters related to business development and business operations.

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

We have received a report from our independent auditors on our financial statements for the fiscal years ended February 29, 2012 and February 28, 2011, in which our auditors have included explanatory paragraphs indicating that our recurring operating losses, working capital deficiency, and cumulative losses during our exploration stage cause substantial doubt about our ability to continue as a going concern. By issuing this opinion, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations.

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

As of February 29, 2012, we had cash on hand in the amount of approximately $118,000 and outstanding payables of $ 1.37 million. In order for us to perform any further exploration or extensive testing, we will need to obtain additional financing. We will require additional financing if the costs of the exploration of our mineral concessions are greater than anticipated. We also will need supplementary financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering and extracting ore of commercial tonnage and grade, we will require a significant amount of additional funds in order to place our mineral concessions into commercial production. We currently do not have any arrangements for additional financing, and we may not be able to obtain financing when required. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern. If we are unable to obtain additional financing when sought, we will be required to curtail our business plan. Any additional equity financing may involve substantial dilution to our then existing shareholders. There is a significant risk to investors who purchase shares of our common stock because there is a risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time.

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

We cannot assure you that:

●	these estimates will be accurate;

●	reserve, resource or other mineralization estimates will be accurate; or

●	this mineralization can be mined or processed profitably.

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

In August and October of 2005, we issued shares of common stock to an officer of Pan American, as compensation for consulting services. The two share issuances were for a combined total of 30,000 shares and each of the share issuances was made pursuant to a registration statement on Form S-8 under the Securities Act of 1933 (the “Act” or “Securities Act”). Although we believe these shares were properly issued, a claim could be made that issuance of the shares constituted an illegal public offering because we were a “shell company” at the time. Shell companies, i.e. companies which have no or nominal operations and either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets, are not eligible to use Form S-8 for registration under the Securities Act of 1933. If either of these transactions did violate federal securities laws, subsequent purchasers of the shares may have claims against us for damages or for rescission of their purchase transaction and recovery of the full subscription price paid, together with interest. As of the date of this prospectus, no one has made or threatened any claim against us alleging violation of the federal securities laws. In the event such claims were successfully asserted, there is no assurance that we would have sufficient funds available to pay and it is likely that we would be required to use funds currently designated as working capital for that purpose. That would substantially reduce the amount of working capital available for other purposes and, in that event, we could be forced to cease or discontinue certain operations and to liquidate certain assets to pay our liabilities, including, but not limited to, rescission claims.

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

As the small scale operation continues at Cieneguita, our contract calls for any remaining payments to be paid from the sale of gold, up to a total of $2,000,000. The payments are as follows: the remainder of the $2,000,000 payment is being paid out of production from the Cieneguita Property at a rate of $20 dollars per ounce of gold sold, plus an additional $0.10 for every $1.00 the price of gold exceeds $400. This amount is paid by MRT to Corporativo Minero and is deducted from net profits. Once $2,000,000 is paid, there is no further obligation to Corporativo Minero. Non-payment of any portion of the $2,000,000 total payment will constitute a default. In such case, Corporativo Minero would retain ownership of the concessions, but we will not incur any additional default penalty.

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

We compete with other mining and exploration companies in connection with the acquisition of mining claims and leases on gold and other precious metals prospects and in connection with the recruitment and retention of qualified employees. Many of our potential competitors have:

●	greater financial and technical resources;

●	longer operating histories and greater experience in mining; and

●	greater awareness of the political, economic and governmental risks in operating in foreign countries.

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

As of February 29, 2012, we had 71,192,397shares of common stock issued and outstanding and warrants that may be convertible into 32,011,733 shares of common stock. Each warrant may be exercised to purchase one share of common stock. The sale of these shares may adversely affect the market price of our common stock.

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

Stock prices in general, and stock prices of mineral exploration companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance or any specifics of the company. Factors that may influence the market price of our common stock include:

●	actual or anticipated changes or milestones in our operations;

●	our ability or inability to acquire mining properties or interests in such properties in Mexico and Argentina;

●	our ability or inability to generate revenues;

●	increased competition within Mexico and elsewhere;

●	government regulations, including mineral exploration regulations that affect our operations;

●	predictions and trends in the gold mining exploration industry;

●	volatility of the gold and silver market prices;

●	sales of common stock by “insiders”; and

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

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

As described in Item 1 above, we have property rights in the Cieneguita Project in Mexico and in the Cerro Delta Project in Argentina.

ITEM 3. LEGAL PROCEEDINGS

Neither our Company nor our properties are the subject of any material pending legal proceedings.

ITEM 4.  Mine sefety Disclosure Just applicable because all of our mining properties are atside the United States.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “MXOM.OB”. The following table sets forth the high and low closing prices for our common stock as reported on the OTCBB for the periods indicated.

Fiscal Year Ending February 29, 2012	High	Low
First Quarter	$0.32	$0.18
Second Quarter	$0.24	$0.15
Third Quarter	$0.22	$0.17
Fourth Quarter	$0.20	$0.16

Fiscal Year Ending February 28, 2011	High	Low
First Quarter	$0.52	$0.29
Second Quarter	$0.32	$0.21
Third Quarter	$0.27	$0.16
Fourth Quarter	$0.25	$0.18

The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

As of February 29, 2012, there were approximately 295 stockholders of record of our common stock. The closing price of our common stock on May 25, 2012 was $0.09 per share.

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

Overview

We are an exploration stage company and have generated only limited revenues from our Cieneguita Project to date, and have not yet generated or realized any revenue from our other two exploration projects. As of February 29, 2012, we had $118,000in our bank account.

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

In August 2011, we appointed Hernan Celorrio as an advisor to the board of directors and as a director of Recursos Argentinos SA, our newly formed subsidiary in Argentina. Mr. Celorrio, a lawyer, is an expert in Argentinean mining law and has an extensive background in the industry. He is currently the vice president of the Argentine-ChileanChamber of Commerce and a director of the executive committee and president of the Mining Committee of the Argentine Canadian Chamber of Commerce. He is also the president of the Argentine Mining Foundation (FUNDAMIN).

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

In February 2011, we entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000-hectare Cerro Delta Project in northwest La Rioja Province, Argentina. Under the terms of the agreement, we must pay $150,000 upon signing (paid), $200,000 on the first anniversary, $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta Project payable on the sixth anniversary of the signing. The vendor will retain an 1% net smelter revenue (“NSR”).

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

For the year ended February 29, 2012, the joint venture with MRT, as described further below, had generated net cash flows from the tuning and start-up operations of approximately $3,969,000 of which $794,000is attributable to us under the joint venture agreement. A drought combined with an inadequate water collection system resulted in a reduced water supply and, consequently, the volume of mined material that could be processed was sharply curtailed until June 2011. Since the return of the rainy season, the production has increased to between 400 and 500 tonnes per day (“tpd”). To reduce the risk of another water shortage small dams have been built to store water. MRT recently advised us that given recent rains, an adequate supply of water was expected to be available for at least the next several months. This is a pilot operation by MRT which is to end December 31, 2012 after which MRT will have the opportunity to earn a 20% interest from our 100% interest in the deposit as it is developed according to the results of an ongoing preliminary economic assessment which is progressing under the guidance of M3 Engineering of Tucson, Arizona. Despite the improvements there remains significant risk to us for this type of extracting of mineralized material because we will not have established reserves at Cieneguita until an independent feasibility study is completed. Consequently, without a feasibility study we cannot predict if the extraction and processing of mineralized material from the Cieneguita property will result in future cash flow.

Accordingly, for the 12-month period from March 2012 through February 2013, we need to raise additional capital to pursue our business plan of preparing a feasibility study and acquiring, exploring and developing additional high impact mineral properties and to provide a buffer for the possibility that the expected net cash flow currently generated by MRT is interrupted.

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

Plan of Operation

Summary

Our business plan is to focus on the exploration and development of our Mexican and Argentine mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. We are also assessing a number of opportunities in Mongolia and Central Asia.

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

In May 2012, we appointed AndreyKoniuhov as a member of the board of directors.

In January 2012, we appointed Hernan Celorrio as a member of the board of directors.

In July 2011, we entered into an agreement with M3 Engineering for the execution and completion of a NI 43- 101 compliant Preliminary Economic Assessment (PEA) for the Cieneguita project.

In June 2011, we appointed Neil Maedel as chairman of the board.

In May 2011, we appointed Dr. Alexander Becker as advisor to the board of directors, who has a PhD in Structural Geology, and an extensive history as an exploration geologist to assist us with the selection and development of exploration projects.

In February 2011, we entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000-hectare Cerro Delta Project in northwest La Rioja Province, Argentina. Under the terms of the agreement, we must pay $150,000 upon signing (paid), $200,000 on the first anniversary ($135,000 has been paid), $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta Project payable on the sixth anniversary of the signing. The vendor will retain a 1% NSR.

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

In July 2010, we appointed Neil Maedel, Randy Buchamer and Gary Parkison to our board of directors. Mr. Maedel is an investment banker specializing in international resource projects; Mr. Buchamer has extensive experience in business administration and finance; and Mr. Parkison is a qualified geologist and project manager with expertise in exploration and development of minerals and metals projects. All of the newly appointed directors have technical and financial industry experience base that will assist us with operations and our planned listing on either the Toronto Stock Exchange or the TSX Venture Exchange, consistent with our status as a producing resource company.

In July 2010, we reincorporated from the State of Colorado to the State of Delaware. The reincorporation was effected pursuant to an agreement and the Merger Agreement, by and between us and Pan American Goldfields Ltd.,a Colorado corporation (formerly Mexoro Minerals Ltd.), with Pan American being the surviving corporation. Accordingly, the rights of our shareholders are now governed by Delaware General Corporation Law and the certificate of incorporation and bylaws of Pan American are filed with the State of Delaware.

In May 2010, management decided to drop the Sahuayacan properties due to lack of economic thicknesses and grades of gold mineralization encountered in the drilling program, eliminating any future concession payments on these properties.

In May 2009, we entered into a letter of agreement and in July 2009, we signed the definitive agreement to sell our Guazapares project, located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., and the Mexican subsidiary of Paramountfor a total consideration of up to $5.3million. The Guazapares Project is comprised of 12 claims close to Paramount’s San Miguel discovery. The purchase price is to be paid in two stages, with the first payment of $3.7 million released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1.6 million is due if, by July 10, 2012, either (i) Paramount sells its Mexican subsidiary or (ii) Guazapares is put into production.The definitive agreement closed in October 2009 and a 5.7% commission was paid on the closing of the sale.

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

To fund our continued operations, we issued $1.5 million of convertible debentures in March 2009, of which an aggregate of $880,000 was issued to Mario Ayub, one of our former directors, and to his affiliated entity, MRT. Pursuant to the terms of the convertible debentures, the holders irrevocably converted the debentures into a 10% ownership interest in the Cieneguita project and a 10% interest in the net cash flow from First Phase Production. In December 2009, Mario Ayub and MRT agreed to resell an aggregate 4% ownership interest in the Cieneguita project back to us, along with 4% of the net cash flow from First Phase Production, in return for $550,000. In a private transaction not involving us, the other holders contributed their remaining 6% ownership interest in the Cieneguita project to Marje Minerals.

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

●
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

●
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

●
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

●
The MRT agreement was contingent on our repaying a debenture to Paramount. In March 2009, we repaid $1 million, or approximately two-thirds of the debt, and Paramount released a security interest it had on the Cieneguita Project. In October 2009, we repaid the remaining amount of the debt, and Paramount released its security interests on the Sahuayacan, Guazapares and Encino Gordo properties.

In September 2011, we entered into the Agreement with MRT and Marje Minerals pursuant to the Letter Agreement of June 2011, concerning the restructuring of the amended development agreements between the parties, including their respective ownership interests in our Cieneguita project.

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

Pan American and MRT shall be responsible for the cost of the feasibility study on a pro rata basis based on our respective amended ownership percentages of the Cieneguita project.

In December 2011, we hired Dr. Fedor Zhimulev as our chief geologist. In September 2009, we hired George Young as our chief operating officer, Salil Dhaumya as our chief financial officer and Manuel Flores as our operations manager. In November 2009, Mr. Young was appointed president upon the resignation of Francisco “Barry” Quiroz. In October 2010, we appointed Miguel F. Di Nanno as president replacing Mr. Young. Other than these employees, all of the employees we hire are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors we minimize our exposure to Mexican employment law and all liabilities are undertaken by the third party contractors providing the services. We pay a flat rate to the third parties for their services.

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

For the 12-month period from March 2012 through February 2013, we need to raise additional capital to maintain operations. We will need a minimum of $2,400,000, a portion of which will be for general and administrative costs. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as detailed below.

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

Exploration Projects – Current Status

To date the exploration program has been focused on preparing the Cerro Delta, Argentina exploration project for a drill program that is scheduled to begin in March 2012. We are continuing a small reconnaissance program at the Encino Gordo to map potentially gold-bearing limestone outcrops.

In December 2011, we hired Mr. Fedor ZhimulevMSc. PhD Honors as our chief geologist while actual management of exploration programs will be under the guidance of Alexander Becker PhD. He was a former senior researcher at the Sobolev Institute of Geology and Mineralogy and has extensive experience conducting fieldwork. In 2009 -2011 he was appointed as leader of the institute’s junior Scientists Community and last year was awarded the AcademicanSobolev prize for junior scientists from the Siberian Branch of the Academy of Sciences.

In December 2011, a geological advisor team visited the Cerro Delta project area. The team was headed by Dr. Aleksandr Borisenko and composed of Dr. Alexander Becker, board advisor, and geologistDr. Fedor Zhimulev. The exploration work developed on the project and the knowledge of similar geological systems in the Maricunga Belt allows us to prepare the immediate drilling stage. It is proposed to start the first drilling campaign for the beginning of this year. The targets are the zones showing gold results at surface and good geophysical responses in terms of resistivity, chargeability and ground magnetics.

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

At this time, 1,600 kilograms of core samples are being used to generate metallurgical composite samples at Resource Development Inc. (‘RDi’) labs of Denver, Colorado. These composites will undergo a rigorous metallurgical testing program focusing on the optimization of concentrate flotation characteristics. Initial results have demonstrated excellent base and precious metal recoveries at fairly coarse grinds to the bulk sulfide rougher concentrate.  Differential flotation tests have demonstrated that separate lead and zinc concentrates can be produced with gold and silver values split between these two concentrates. Testing is now focused on cleaner flotation tests with results available in June 2012. Hydrogeological and water supply investigations are currently underway with positive results. Geotechnical studies related to the sitting of various project components such as the waste rock dump, tailings pond, process plant are underway. An updated geologic model has been prepared.Environmental baseline studies have been completed.

Following the definition of the most appropriate metallurgical process option, the optimal processing rate will be defined and capital and operating costs estimated. Concurrent with this work an updated mineral resource will be generated as well as a mining schedule. It is anticipated that the results of the PEA will be available in mid third quarter of 2012.

Cerro Delta Exploration

Preparation for 3,500 meters of core drilling at the Cerro Delta project isunderway. Geophysical results are being evaluated. The initial field campaign, including 3,500 meters of initial drilling, will be developed at an estimated cost of $3,000,000.The access road has been repaired in preparation for the drilling campaign.

Over the next 12 months, we intend to explore our two projects, Cieneguita and Cerro Delta, to determine whether there are economically attractive concentrations of gold and gold-silver mineralization. We intend to hire additional employees but do not plan to make any purchase of equipment over the next 12 months. At this time, though, the exploration program is only planned for the next 12 months, which we will undertake when the necessary capital has been raised to complete these programs. We do not have any sources of capital identified at this time and no assurance can be given that we will be able to complete the proposed exploration program.

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

Results of Operations

Year ended February 29, 2012 compared to the year ended February 28, 2011.

In this discussion of our results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

In fiscal 2011, MRT, our joint venture partner,started commercial production at Cieneguita.The following is the information on the ore processed, concentrate produced and average sale price of metals. In the year ended February 2010, MRT had only completed a pilot test and there was no commercial production in place.

Mineralized Materials Processed

	Feed Grade (g/t)	Feed Grade (g/t)	Recovery (%)	Recovery (%)	Ore Processed	Bulk Concentrate Produced
	Au	Ag	Au	Ag	(tonnes)	(tonnes)

Fiscal 2012	1.54	82	89.10	90.32	129,915	12,187
Fiscal 2011	1.36	92.84	91.41	89.58	41,310	4,040

Tons and Grade of Concentrate Produced

	Net Dry Weight	merma 99.50%	Assay Grams/TMS		31.1035 Oz/MT		OUNCES/LOTE
			Gold	Silver	Gold	Silver	Gold	Silver

Fiscal 2012	1,199	1,193	74.77	4,730	2.326	147.13	2,774	1,75,494
Fiscal 2011	996	991	72.02	4,094	2.240	127.35	2,219	126,146

Average Price Received

	Gold	Silver	Lead
	(per ounce)	(per ounce)	(per tonne)
	$	$	$

Fiscal 2012	1,614.49	35.24	2,237.12
Fiscal 2011	1,288.21	24.08	2,256.65

This concentrate information was provided to us by MRT pursuant to the terms of the development agreement between the parties. Under the development agreement, MRT is responsible for mining, processing and selling the concentrate from the Cieneguita Project. We are entitled to receive 20% of the net cash flows from MRT’s operations at the Cieneguita Project. Wedo not have any direct agreement with any third party regarding the sale of concentrate from the Cieneguita Project.

Revenues

We earned 20%of proportionate net income of $3,969,000(February 28, 2011 - $1,136,000)from the joint venture with MRT from the gold production during the year ended February 29, 2012. Other than the revenue from the joint venture with MRT, we did not have commercial production of any of our properties in the year ended February 29, 2012. We cannot provide any assurances that we will continue to earn revenues of any significance from the joint venture with MRT, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Costs

We incurred operating costs of $423,000 during the year ended February 29, 2012 (February 28, 2011- $326,000) as a portion of the operating costs of production at Cieneguita in the joint venture with MRT. We did not incur any operating costs during the year ended 2010 due to the fact that we did not achieve production from exploration activities during that year.

Expenses

Our operating loss increased to $4,196,000for the year ended February 29, 2012 compared to $3,122,000 for the year ended February 28, 2011, representing anincrease of $1,074,000. The increase is primarily attributable to higher exploration costs at Cerro Delta project andhigher non-cash stock-based compensation expenses.

In fiscal 2012, we incurred highergeneral and administrative expenses of $3,630,000 compared to $2,578,000 in fiscal 2011and higher mineral exploration expenses of $891,000in fiscal 2012 compared to $400,000 in fiscal 2011, which resulted in increase of expenses. Weinitiatedour exploration activity on our Cerro Delta project in Argentina in the current fiscal year.

In the general and administrative expense category for the fiscal year ended February 29, 2012, we expensed $1,274,000 for stock-based compensation expense compared to $824,000 in 2011 as we issued options and warrants to new directors, investor relation consultants and officers to retain their services for the long term. Management feesdecreased slightly to$326,000 in 2011 compared to $336,000 in 2011 and office and administration fees increased slightly to$427,000 in 2012 compared to $419,000 in 2011 due to higher administration expenses in Argentina.

For the year ended February 29, 2012, we incurred $950,000in mineral property costs as payments for our Mexican and Argentine properties. At February 29, 2012, we tested the carrying amounts of all our Mexican properties for recoverability. Based on our tests, we concluded that the sum of undiscounted cash flows expected to result from the use and eventual disposition of all such properties was $nil as the properties have no known reserves. Accordingly, a mineral property impairment loss of $950,000 has been recognized for the year ended February 29, 2012.Impairment of mineral property costs in 2012 increased from $719,000 for 2011. If we are able to raise additional funds to continue with our business plan, we anticipate that exploration expenditures will increase in fiscal 2013as a result of anticipated exploration activities on our Mexican and Argentine mineral properties.

Our interest expense decreased to $41,000 for 2012 compared to $90,000 for 2011. The lower interest expense in 2012 pertains exclusively to the promissory notes that were converted into equity during the year and loans payables, whereas the 2011 expense includes non-cash interest expensed for warrant amortization and beneficial conversion feature of convertible debentures issued by us in May and June of 2008 along with the interest accrued on promissory notes and loans payables.

Net Loss

Our net loss increased to $3,408,000for 2012 compared to $3,238,000 for 2011. This increase in our loss was primarily attributable to higher impairment of mineral property costs and higher stock-based compensation expense offset by gain on foreign exchange.The non-cash component of stock-based compensation costs was $1,274,000compared to $824,000 for 2011.

We anticipate that we will continue to incur losses until such time that we can identify mineral deposits and achieve significant revenues from sale of gold recovered from our Mexican mineral property, if ever. There is no assurance that we will commence the development stage of our operations at any of our Mexican mineral properties or achieve revenues.

Liquidity and Capital Resources

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage. As of February 29, 2012, we had total assets of $682,000,total current liabilities of $1,371,000,and a deficit of $49,702,000accumulated during the exploration stage.

Cash and Working Capital

During the year ended February 29, 2012, we did not increase the activities for our exploration program but have continued to incur corporate administrative expenses, for which, we were unable to raise sufficient funds to pay many of our suppliers. Our accounts payable and accrued liabilities decreased to $1,371,000as of February 29, 2012from $2,587,000in the year ended February 28, 2011 by paying some of our suppliers in cash and converting some of the debt into equity. Most of the payables are being carried forward from fiscal 2010.

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

The amount of working capital could be adversely affected further in the event claims are made against us alleging that certain shares we previously issued pursuant to Form S-8 registration statements constituted an illegal public offering because the company was a “shell company” at the time and, as a result, was not eligible to use Form S-8 for registration of shares under the Securities Act of 1933. In August and October of 2005, we issued shares of common stock to an officer of the company, as compensation for consulting services. The two share issuances were for a combined total of 30,000 shares and each of the share issuances was made pursuant to a registration statement on Form S-8 under the Securities Act of 1933. Although we believed these shares were properly issued, a claim could be made that issuance of the shares constituted an illegal public offering because the company was a “shell company” at the time. Shell companies  [i.e. companies which have no or nominal operations and either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets] are not eligible to use Form S-8 for registration under the Securities Act of 1933. If either of these transactions did violate federal securities laws, subsequent purchasers of the shares may have claims against us for damages or for rescission of their purchase transaction and recovery of the full subscription price paid, together with interest. As of the date of this quarterly report, no one has made or threatened any claim against us alleging violation of the federal securities laws. In the event such claims were successfully asserted, there is no assurance that we would have sufficient funds available to pay and it is likely that we would be required to use funds currently designated as working capital for that purpose. That would substantially reduce the amount of working capital available for other purposes and, in that event, we could be forced to cease or discontinue certain operations and to liquidate certain assets to pay our liabilities, including, but not limited to, rescission claims.

Cash Used in Operating Activities

Cash used in operating activities amounted to $1,649,000for the fiscal year ended February 29, 2012 compared to$3,586,000 used for operating activities in the fiscal year ended February 28, 2011. The cash was used for general and administrative costs and for the exploration programs on the properties.

Cash Used in Investing Activities

Cash used in investing activities amounted to $1,000 for the fiscal year ended February 29, 2012compared to $14,000for the fiscal year ended February 28, 2011for purchase of equipment.

Financing Activities

Cash provided by financing activities increased to $1,387,000 for the fiscal year ended February 29, 2012 compared to $563,000for the fiscal year ended February 28, 2011. Most of the cash provided by financing activities in 2011 was provided by private placement. Cash provided by financing activities was used to fund our operating and investing activities.

In December 2011, wecompleted a private placement of 4,400,000 units at $0.20 per unit, for total proceeds of $880,000. Each unit consists of one share of common stock and a warrant to purchase one share of common stock. Each warrant is exercisable for one share of common stock at an exercise price of $0.30 for a period of two years from the closing date. The securities were issued to U.S. “accredited investors” and Canadian and non-U.S. investors. We paid $61,600 in finders’ fees in conjunction with the private placement.

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

●
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

●
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

●
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

We have a history of operating losses and will need to raise additional capital to fund its planned operations. As at February 29, 2012, we had a working capital deficit of $856,000(2011 - $1,483,000 working capital deficit) and an accumulated deficit during the exploration stage of$49,702,000(2011 – $46,294,000). These conditions raise substantial doubt about our ability to continue as a going concern.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of our internal control over financial reporting as of February 28, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of February 29, 2012, wehave a material weakness in its internal control over financial reporting. Specifically, the management determined that we did not have sufficient personnel resources within the accounting function to segregate the duties and lack of oversight by an audit committee. Accordingly, our internal control over financial reporting is ineffective as of February 29, 2012.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	We will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

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

ITEM 9B.OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The directors and executive officers currently serving the company are as follows:

Name	Age	Tenure

Randy Buchamer	55	Director since July 2010

Hernan Celorrio	68	Director since January 2012

Miguel DiNanno	58	President and Chief Operating Officer since October 2010

Salil Dhaumya	46	Chief Financial Officer since September 2009

Bruno Le Barber	38	Director since March 2011

Neil Maedel	54	Director since July 2010; Chairman since June 2011

Gary Parkison	60	Director since July 2010

George Young	60	Director since September 2009

Andrey Koniuhov	49	Director since April 2012

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

The following sets forth information regarding the business experience of our directors and executive officers as of February 29, 2012. In addition to the information regarding our directors and skills that led our Board to conclude that the individual should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. We believe they each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our company and our Board.

Randy Buchamer

Mr. Randy Buchamer has served as a director since July 2010. Mr. Buchamer has an extensive background in business administration and finance. Mr. Buchamer has served as the Chairman of RewardStream, a private B.C.,Canada based technology company, since July 2002. From August 2001 to October 2009, Mr. Buchamer was the CEO of Voice Mobility and directed its transformation into a profitable company. From March 1999 to April 2000 Mr. Buchamer was the Managing Director, Operations of The Jim Pattison Group and was responsible for supporting the operations of the companies owned by The Jim Pattison Group. Prior to joining The Jim Pattison Group, Mr. Buchamer was the CIO and later the COO for Mohawk Oil during its restructuring and listing on the Toronto Stock Exchange. At the time, Mohawk was one of Canada’s largest independent petroleum and convenience store retailers. Mr. Buchamer holds an Executive Management Development Degree from SimonFraserUniversity and a Business Administration Degree from the University of Illinois. He also has significant experience in Securities and Exchange Commission, Toronto Stock Exchange and Sarbanes-Oxley compliance matters. Mr. Buchamer is qualified to sit on our board of directors due to his significant executive experience and his experience with other publicly traded companies.

Hernan Celorrio

Mr. Hernan Celorrio is an expert in Argentinean mining law. Previously Mr. Celorrio was an advisor to the board and he continues as a director of the company's subsidiary Recursos Argentinos SA. Mr. Celorrio was the president of BarrickExploraciones Argentina S.A. from 1999-2006 and a Vice President of Minera Peñoles in Argentina, in addition to sitting on the board of Directors of Northern Orion Resources and Yamana Resources (Compañia Minera Polimet S.A.) in Argentina. In 2000 and 2002, Hernan was awarded Mining Businessman of the Year in Argentina.Mr. Celorrio is qualified to sit on our board of directors due to his extensive legal and mining experience, specifically with projects within Argentina.

Miguel DiNanno

Mr. DiNanno has served as the president since October 2010. Mr. DiNanno previously served as President of Somuncurah S.R.L. and AupaS.A., both of which are mining and energy exploration and development firms focused in Argentina, since 2008. He previously served as the Chief Operating Officer of the Grosso Group, an exploration and new mining business development firm, from 2007 to 2008 and as the Representative and Country Manager in Argentina for Palladon Ventures Ltd., a gold and silver exploration company, from 2005 to 2008. From 2002 to 2005, Mr. Di Nanno served as the Commercial Development Manager in Argentina for Queensland Government and the Australian Industry Group. His prior experience also includes positions as Country Manager in Argentina for Phelps Dodge Corporation and Zone Manager for Canyon Resource Corporation. He has also previously provided consulting services to MIM Exploration, COMINCO, Brancote Holdings, Viceroy Resources, Cyprus Minerals, Mauricio Hochschild, Bema Gold, Northern Orion, and Lakefield Research Ltd. He earned a degree in Mining Engineering – Ore Dressing from the National University of San Juan. Mr. DiNanno is qualified to sit on our board of directors due to his extensive mining and engineering experience, and his special focus on mining projects within Argentina.

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

Bruno LeBarber

Mr.Le Barber has served as a director since March 2011. He is a co-founder of Vortex Capital, its Managing Director and co-CIO of Vortex Capital Global Precious Metals Fund Ltd. Prior to that time, Mr. Le Barber spent over three years at Morgan Stanley in London in the GMTS (Global Market Trading Strategy) team. He served as a Vice President and their role was advising internally proprietary trading desk and a large base of Alternative Investment Funds, a global macro team publishing macro-economic studies on a regular basis. Mr. Le Barber also previously served as a global technical strategist and pan-European institutional sales person with ABN Amro in Paris for over two years. Mr. Le Barber began his career as an assistant portfolio manager at Leven Gestion in Paris in 1997, where he took part in the investment committee and was involved in stock selection. Mr. Le Barber holds a Business Degree from Bordeaux's Essica. Mr. LeBarber is qualified to sit on our board of directors due to his finance experience and his experience in raising funds for development stage mining companies.

Neil Maedel

Mr. Maedel has served as a director since July 2010. Mr. Maedel is a Thailand based financier specializing in international resource projects. Since June 2007, Mr. Maedel served as the Director, Business Development of Manas Petroleum during the period when it acquired interests in Tajikistan, Mongolia, Chile and Albania. Mr. Maedel previously served as a consultant and director of Eden Energy Corp. from October 2004 to December 2006. He is also a director of Andean Invest (Bahamas) through which he acted as an advisor to Pan American during its recent reorganization and continues to advise the company. Mr. Maedel worked as a professional stock trader and researcher in Canada during the 1980’s and has assisted in financing resource companies for the past two decades. Mr. Maedel is qualified to sit on our board of directors due to his finance experience and his experience in raising funds for development stage mining companies and his service to other mining or energy companies.

Gary Parkison

Mr. Parkison has served as a director since July 2010. Mr. Parkison is a geologist and project manager with diverse expertise regarding the exploration and development of base and precious metals, industrial minerals, and uranium projects. Mr. Parkison is currently President of Praxis Mining Consultants LLC where he has served since November 2008. Mr. Parkison previously served as the Vice President-Exploration and Development for Constellation Copper Corporation from April 2004 to December 2008 and Chief Geologist for Cambior USA, Inc. from 1992 to 2000. He also worked as an exploration geologist for Westmont Mining, Inc. from 1984 to 1992 and for Nicor Mineral Ventures from 1978 to 1984. Mr. Parkison has participated in or been credited for a number of large copper and gold discoveries, and also has had significant experience in the successful completion of feasibility studies and mine development projects. Mr. Parkison has a B.S. degree in geology from UCLA and an M.S. from the University of California at Berkeley. Mr. Parkinson is qualified to sit on our board of directors due his mining education and his extensive experience in working with development stage mining companies.

George Young

Mr. Young has served as a director of the company since September 2009. He is the chief executive officer and director of Fellows Energy Ltd., an early stage oil and gas company, since January 2004. Fellows Energy is a US reporting issuer trading on the over-the-counter bulletin board. Mr. Young previously served as Vice President and director of International Royalty Corporation from February 2005 to February 2008. International Royalty Corporation, a Canadian reporting issuer which trades on the Toronto Stock Exchange (“TSX”), is a company which acquires and creates natural resource royalties. Prior to that time, from January 2003 to January 2005, he served as President and director of MAG Silver Corp., a Canadian reporting issuer that trades on the TSX and the American Stock Exchange. MAG Silver is a silver exploration and emerging development company in Mexico. From October 2002 to July 2008, Mr. Young was a director of Palladon Ventures Ltd., a junior exploration and development company based in Salt Lake City, Utah, which trades on the TSX Venture Exchange in Canada. Mr.Young holds a Bachelor of Sciences degree from the University of Utah and a Juris Doctor from the University of Utah, College of Law. Mr. Young is qualified to sit on our board of directors given his previous mining experience, including his prior experience as a senior executive at International Royalty Corporation and MAG Silver and his prior service as director of Palladon Ventures.

Andrey Koniuhov

Mr. Koniuhov has served as a director since April 2012. Mr. Koniuhov has over 25 years of exploration and mining experience. He currently serves as Director of Geology and Advanced Projects for Polyus Gold, the third-largest gold company in the world by reserves. Prior to that, he was Deputy CEO of Polyus Exploration, a wholly owned subsidiary of Polyus Gold, where he directed the 2009-2011 brownfield exploration campaigns that led to the discovery of more than 40 million ounces of gold in the proven-probable, measured, indicated and inferred categories.Prior to joining Polyus Gold, Mr. Koniuhov served as Senior Consulting Geologist for Barrick Gold Corp. and Senior Geologist for Kentor Gold Ltd. He previously worked as Deputy Director for Apex Asia LDC, a subsidiary of Apex Silver Mines Corp., on its Kumushtak joint venture. He holds an M.Sc. in Geology with an emphasis on exploration geology and mining exploration from Leningrad State University.

The Board’s Role in Risk Oversight

The Board’s role in risk oversight includes receiving reports from members of management on a regular basis regarding material risks faced by us and applicable mitigation strategy and activity, not less than quarterly. The reports cover the critical areas of operations, development, regulatory affairs and legal and financial affairs. The Board and its committees consider these reports; discuss matters with management and identify and evaluate any potential strategic or operational risks, and appropriate activity to address those risks.

Director Independence

We have appointed the following directors in the past two fiscal years:Andrey Koniuhov in April 2012; Hernan Celorrio in January 2012; Bruno LeBarber in March 2011; and Gary Parkison and Randy Buchamer in July 2010. We believe that Mr. Koniuhov, Mr. Celorrio, Mr. LeBarberMr. Parkison, Mr. Buchamer are “independent directors,” as that term is defined by applicable listing standards of The Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act. There are no family relationships among any of our directors or executive officers.

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

Board Leadership Structure

Neil Maedel serves as Chairman of our Board of Directors. Our Board’s general policy is that separate persons should hold positions of Chairman of the Board and Principal Executive Officer to enhance the Board’s oversight of management. Our Board believes our leadership structure enhances the accountability of our Principal Executive Officer to the Board, balances power on our Board and encourages balanced decision making. Our Board also separated the roles in recognition of the differences in roles. While our Principal Executive Officer is responsible for the day-to-day leadership of the company, the Chairman of the Board provides guidance to the Board, sets the agenda for Board meetings and presides over the meetings of the full Board and the meetings of the Board’s non-management directors. The Board Chairman also provides performance feedback on behalf of the Board to our Principal Executive Officer. The Board intends to carefully evaluate from time to time whether our Principal Executive Officer and Chairman positions should remain separate based on what the Board believes is best for the company and our stockholders.

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

Process for Identifying and Evaluating Nominees

Our Board believes that we are well served by our current directors. In the ordinary course, absent special circumstances or a material change in the criteria for Board membership, the Board will re-nominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If an incumbent director is not standing for re-election, or if a vacancy on the Board occurs between annual stockholder meetings, the Board will seek out potential candidates for Board appointment who meet the criteria for selection as nominees and have the specific qualities or skills being sought. Director candidates will be selected based on input from members of the Board, our senior management and, if the Board deems appropriate, a third-party search firm. The Board will evaluate each candidate’s qualifications and contact relevant references. Based on this input, the Board will evaluate which of the prospective candidates is qualified to serve as a director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by SEC regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, except as set forth below, we believe that during the fiscal year ended February 29, 2012, our directors, officers and 10% holders complied with the filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.EXECUTIVE COMPENSATION.

The following table sets forth executive compensation for our named executive officers for the fiscal years ended February 29, 2012 and February 28, 2011.

Summary Compensation Table

Name And Principal Position	Fiscal year Ended February	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(1)	All Other Compensation ($)	Total ($)

Neil Maedel Chairman(2)	2012	125,000	-	-	71,333	-	196,333
Miguel DiNanno President(3)	2012 2011	120,000 44,194	- -	- -	62,400 187,000	- -	182,400 231,194

Salil Dhaumya CFO(4)	2012 2011	84,000 84,000	- -	- -	29,325 94,400	- -	113,325 178,400

George Young, Former President(5)	2011	76,645	-	-	-	-	76,645

(1)
Column represents the aggregate grant date fair value of stock options/warrants granted to the named executives recognized for financial statement reporting purposesin accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	In June 2011, Mr. Maedel was appointed as the Chairman. $30,000 of this compensation was paid as corporate finance advisory fee prior to June 2011.
(3)           In October 2010, Mr. DiNanno was appointed President.
(4)           On September 21, 2009, Mr. Dhaumya was appointed as Chief Financial Officer.
(5)	In October 2010, Mr. Young resigned as President.

Employment Agreements

On October 15, 2010, we entered into an employment agreement with Mr. Miguel DiNanno to serve as ourPresident and Chief Operating Officer. He receives a monthly salary of $10,000. On January 24, 2011, we also granted Mr. Di Nanno options to purchase 1,000,000 shares of our common stock pursuant to our 2009 Nonqualified Stock Option Plan and form of Nonqualified Stock Option Agreement. The options vest in six equal installments, with the first installment vesting on the grant date and the remaining installments vesting every six months thereafter. The options have an exercise price of $0.20 per share.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Miguel Di Nanno	500,000	500,000(1)	Nil	0.20	2/24/2021

George Young	1,000,000(2)	-	Nil	0.28	9/21/2019

Salil Dhaumya	25,000(3)	-	Nil	0.90	12/21/2017
	200,000(4)	-	Nil	0.16	02/10/2019
	500,000(5)	-	Nil	0.28	11/01/2019
Neil Maedel	750,000	250,000(6)	Nil	0.25	7/26/2020

(1)
Mr. DiNanno received 1,000,000 options under the 2009 Nonqualified Stock Option Plan. These options vest in six equal installments, with the first installment vesting on January 24, 2011. The remaining 833,333 options vest as: 166,667 options vested on July 24, 2011, 166,667 options vested on January 24, 2012, 166,667 options vest on July 24, 2012, 166,666 options vest on January 24, 2013 and 166,666 options vest on July 24, 2013.

(2)
Mr. Young received 1,000,000 options under the 2009 Nonqualified Stock Option Plan. These options vested in eight equal installments, with the first installment vesting on September 21, 2009. The remaining 750,000 options vested as: 125,000 options vested on March 21, 2010, 125,000 options vested on June 21, 2010, 125,000 options vested on September 21, 2010, 125,000 options vested on December 21, 2010, 125,000 options vested on March 21, 2011, and 125,000 options vested on June 21, 2011. These options were repriced from $0.36 to $0.28 on April 29, 2011.

(3)	Mr. Dhaumya received 25,000 options under the 2007 Nonqualified Stock Option Plan. These options vested every six months over a two and a half year period beginning on the initial grant date.
(4)	Mr. Dhaumya received 200,000 options under the 2008 Nonqualified Stock Option Plan. These options vested every six months over a two and a half year period beginning on the initial grant date.
(5)
Mr. Dhaumya received 500,000 options under the 2009 Nonqualified Stock Option Plan. These options vested in eight equal installments, with the first installment vesting on November 1, 2009. These options were repriced from $0.44 to $0.28 on April 29, 2011.

(6)
Mr. Maedel received 1,000,000 warrants. These warrants vested in eight equal installments, with the first installment vesting on October 26, 2010. The remaining 875,000 warrants vested as: 125,000 warrants vested on January 26, 2011, 125,000 warrants vested on April 26, 2011, 125,000 warrants vested on July 26, 2011, 125,000 warrants vested on October 26, 2011, 125,000 warrants vested on January 26, 2012, 125,000 warrants vested on April 26, 2012 and 125,000 warrants vest on July 26, 2012.

Options Granted During the Last Fiscal Year

As of February 29, 2012, we granted nil options under the 2009 Option Plan during the prior fiscal year.

Aggregate Option Exercises in Last Fiscal Year

None of the named executive officers exercised options during the year ended February 29, 2012.

Director Compensation

The following table sets forth information concerning the compensation paid to each of our non-employee directors during the fiscal year ended February 29, 2012 for their services rendered as directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR ENDED FEBRUARY 29, 2012

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Neil Maedel	125,000(2)	-	71,333	-	-	-	196,333

Gary Parkison	24,000	-	71,333	-	-	-	95,333

George Young	24,000	-	42,000	-	-	-	66,000

Randy Buchamer	24,000	-	71,333	-	-	-	95,333

Bruno Le Barber	24,000	-	112,500	-	-	-	136,500

Hernan Celorrio	4,000	-	45,200	-	-	-	49,200

(1) All of the directors have been granted warrants except for Mr. Young and Mr. Le Barber who were granted options as compensation for their service as directors.

(2) Represents fees paid as chairman of the company.

Directors are reimbursed for their reasonable out-of-pocket expenses incurred while attending board or committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of May 18,2012 of each person known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 71,977,691 shares outstanding on May 18,2012, and assuming the exercise of any options, which are presently exercisable as of May 18, 2012.

Name and Address	Amount and Nature of Beneficial Owner	Percent of Class
Mario Ayub Pascual Orozco # 2117-A Chihuahua, Chih. 31310 Mexico	7,686,666	10.68%
Neil Maedel 173-4 Moo 4 Noppararhara 12 Muang, Krabi, Thailand	7,565,000(3)	9.72%
Bruno LeBarber P.O Box 309 Ugland House George Town, Grand Cayman, KY1 - 1104 Cayman Islands	4,200,000(5)	5.79%

The following table sets forth information regarding the beneficial ownership of our common stock as of May 18, 2012 by each of our directors; each of our executive officers; and our executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Owner	Percent of Class

George Young 402 Linden Borger, TX79007	1,095,000(1)	1.50%

Salil Dhaumya 595 Howe Street, Unit 906 Vancouver, BC. CanadaV6C 2T5	975,000(2)	1.34%

Neil Maedel 173-4 Moo 4 Noppararhara 12 Muang, Krabi, Thailand	7,565,000(3)	9.72%

Gary Parkison 1194 Silverheels Drive Larkspur, CO 80118	875,000(4)	1.20%

Bruno LeBarber P.O Box 309 Ugland House George Town, Grand Cayman, KY1 - 1104 Cayman Islands	4,200,000(5)	5.79%

Randy Buchamer 4275 Canterbury Crescent North Vancouver, BC. Canada V7R 3A8	1,156,000(6)	1.59%

Hernan Celorrio Tte. Gral. J. D. Perón 555 – 2º piso C1038AAK Ciudad de Buenos Aires, Argentina	608,333(7)	0.84%
Andrey Koniuhov Bld. 11/5, Apr. 151, Rochdelskaya Str. Moscow, Russia	166,667(8)	0.23%
Miguel Di Nanno San Martin 3625 - San Carlos de Bariloche Rio Negro Province Argentina. 8400	500,000(9)	0.69%
All officer and directors as a group	17,141,000	23.81%

(1)	Includes 95,000 shares owned by Mr. Young. Also includes 1,000,000 vested optionsowned by Mr. Young.

(2)	Includes 125,000 shares and 125,000 warrants held by Koios Corporate Financial Services Ltd. Also includes 725,000 vested options owned by Mr. Dhaumya.

(3)	Includes 1,540,000 shares held by Andean Invest and 150,000 shares held by family members. Also includes 5,000,000 warrants held by Andean Invest and875,000 vested warrants held by Neil Maedel.

(4)	Includes 875,000 vested warrants held by Mr. Parkison.

(5)	Includes 500,000 vested warrants held by Mr. LeBarber and 3,700,000 shares held by Vortex Capital Ltd., of which, Mr. LeBarber is the managing director.

(6)	Includes 281,000 shares and375,000 vested warrants held by Mr. Buchamer.
(7)	Includes 250,000 shares and 358,333vested warrants held by Mr. Celorrio.
(8)	Includes 166,667 vested warrants held by Mr. Koniuhov.

(9)	Includes 500,000 vested options held by Mr. DiNanno.

EQUITY COMPENSATION PLAN

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of February 29, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	38,226,733	$0.35	10,000

Equity compensation plans not approved by security holders	-0-	$0.00	-0-

Total	38,226,733	$0.35	10,000

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except for those noted below, we have not engaged in any transaction since February 28, 2011in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for fiscal 2012and 2011and in which any of our directors, named executive officers or any holder of more than 5% of our Class A common stock, or any member of the immediate family of any of these persons or entities controlled by any of them, had or will have a direct or indirect material interest.

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

Conflicts of Interest

Salil Dhaumya, our chief financial officer, will only devote a portion of his time to our affairs. In addition, other officers may have business interests outside our business. There will be occasions when the time requirements of our business conflict with the demands of the officers’ other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Meyler& Company LLC for the audit of our annual financial statements were $50,000for the fiscal year ended February 29, 2012 and $50,000 for the fiscal year ended February 28, 2011. The aggregate fees billed by Meyler& Company LLC for review of our financial statements included in its quarterly reports on Form 10-Q were $15,000during the year ended February 29, 2012 and $15,000 during the year ended February 28, 2011.

Audit-Related Fees

The aggregate fees billed by Meyler& Company LLC for assurance and related services that were related to its audit or review of our financial statements were $nil and $nil during the fiscal years ending February 29, 2012 and February 28, 2011.

Tax Fees

The aggregate fees billed by Meyler& Company LLC for tax compliance, advice and planning were $nil for the fiscal year ended February 29, 2012 and $nil for the fiscal year ended February 28, 2011.

All Other Fees

Meyler& Company LLC billed us$nil for reviewing our response to SEC’s comment letter and $nil for providing an opinion letter for the Registration Statement during the fiscal year ended February 29, 2012 and $nil and $nil, respectively for the fiscal year ended February 28, 2011.

ITEM 15. EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated July 2, 2010, by and between Pan American Goldfields Ltd. (formerly known as Mexoro Minerals Ltd.), a Colorado corporation, and Pan American Goldfields Ltd., a Delaware corporation (filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on July 6, 2010).

3.1	Certificate of Incorporationof Pan American Goldfields Ltd. (filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on July 6, 2010).

3.2	Bylawsof Pan American Goldfields Ltd. (filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on July 6, 2010).

4.1	Registration Agreement dated April 20, 2004, by and among Sunburst Acquisitions IV, Inc., a Colorado company, and each of the purchasers in a private placement of shares of Sunburst (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

4.2	Stock option plan approved by the shareholders of Mexoro Minerals, Ltd. on February 13, 2006. (Herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006).

4.3	2008 Equity Compensation Plan (Herein incorporated by reference from the Company’s current report on Form 8-K/A dated April 7, 2008, and filed with the Securities and Exchange Commission on April 11, 2008).

4.4	2009 Nonqualified Stock Option Plan. (Herein incorporated by reference from the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 24, 2009).#

10.1	Agreement made and entered in the City of Chihuahua, State of Chihuahua as of the 18th day of August, 2005 among Compania Minera De Namiquipa, S. A. de C.V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and Minera Rio Tinto, S. A. de C.V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and Mario Humberto Ayub Touche having a domicile at San Antonio No. 2036 Chihuahua, Chihuahua and Sunburst Mining De Mexico, S. A. de C.V., a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006).

10.2	Agreement made and entered at the City of Chihuahua, State of Chihuahua on this the 18th day of August of the year 2005, among Minera Rio Tinto, S. A. de C.V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and Sunburst Mining de Mexico, S. A. de C.V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (Encino Gordo) (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

10.3	The New Agreement entered into on December 8, 2005 among the Company, Sunburst de Mexico, and MRT (herein incorporated by reference from the Company’s current report on Form 8-K for report date December 8, 2005 and filed with the Securities and Exchange Commission on December 14, 2005).

10.4	Amendment to the New Agreement, dated April 6, 2006 by and among Mexoro Minerals, Ltd., Sunburst Mining de Mexico S.A. de C.V., and Minera Rio Tinto, S.A. de C.V. (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

10.5	Addendum To Purchase Contract Of Mining Rights To Lump Sum Entered Into On May 6, 2004 by Corporativo Minero, S.A. De C.V. And Sunburst Mining De Mexico, S.A. De C.V., dated March 24, 2006 (Herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006).

10.6	Original Agreement between MRT and Corporativo Minero dated 2004 concerning the Cieneguita property (herein incorporated by reference from the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006).

10.7	Agreement to Defer Cieneguita Property Payments, entered into on May 4, 2007 by Corporativo Minero S.A. de C.V. and Sunburst de Mexico S.A. de C.V. (herein incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on January 14, 2008).

10.8	Entry into a material definitive agreement for development of Cieneguita Project with Minera Rio Tinto (herein incorporated by reference from our current report on Form 8-K dated February 17, 2009 filed with the Securities and Exchange Commission on February 18, 2009).

10.9	Agreement for the Assignment of Mining Agreements dated July 8, 2009, by and between Mexoro Minerals, Ltd., its subsidiary, Sunburst Mining de México S.A. de C.V, Paramount Gold and Silver Corp., a Delaware corporation, and its subsidiary, Paramount Gold de Mexico S.A. de C.V., a Mexican corporation (herein incorporated by reference from the Company’s current report on Form 8-K dated July 8, 2009 and filed with the Securities and Exchange Commission on July 27, 2009).

10.10	Form of Private Placement Subscription Agreement, dated September 21, 2009, by and between the Company and the U.S. investors named therein (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.11	Form of Private Placement Subscription Agreement, dated September 21, 2009, by and between the Company and the Canadian and Non-U.S. investors named therein (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.12	Form of Warrant, by and between the Company and the U.S. subscribers (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.13	Form of Warrant, by and between the Company and the Canadian and Non-U.S. subscribers (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.14	Form of Director and Officer Indemnification Agreement (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.15	Form of Nonqualified Stock Option Agreement (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.16	Form of Warrant, by and between the Company and MRT Investments Ltd. (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.17	Employment Agreement, dated September 21, 2009, by and between the Company and Manuel Flores (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).#

10.18	Employment Agreement, dated September 21, 2009, by and between the Company and George Young (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).#

10.19	Consulting Agreement dated September 21, 2009, by and between the Company and MRT Investments Ltd. (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).

10.20	Employment Agreement, dated September 21, 2009, by and between the Company and Salil Dhaumya (herein incorporated by reference from the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009).#

10.21	Form of Amendment No. 1 to the Private Placement Subscription Agreement, dated November 5, 2009, by and between the Company and the U.S. investors named therein (herein incorporated by reference from the Company’s current report on Form 8-K dated November 5, 2009, and filed with the Securities and Exchange Commission on November 12, 2009).

10.22	Form of Amendment No. 1 to the Private Placement Subscription Agreement, dated November 5, 2009, by and between the Company and the Canadian and Non-U.S. investors named therein (herein incorporated by reference from the Company’s current report on Form 8-K dated November 5, 2009, and filed with the Securities and Exchange Commission on November 12, 2009).

10.23	Securities Purchase Agreement, dated December 23, 2009 by and between the Company and Mr. Ayub (herein incorporated by reference from the Company’s current report on Form 8-K dated December 23, 2009, and filed with the Securities and Exchange Commission on December 23, 2009).

10.24	Form of Warrant, by and between the Company and Mr. Ayub (herein incorporated by reference from the Company’s current report on Form 8-K dated December 23, 2009, and filed with the Securities and Exchange Commission on December 23, 2009).

10.25	Acknowledgment and Agreement, by and among the Company, Sunburst Mining De Mexico, S.A. De C.V., Minera Rio Tinto S.A. and Marje Minerals S.A. (herein incorporated by reference from our current report on Form 8-K dated December 23, 2009 filed with the Securities and Exchange Commission on December 23, 2009).

10.26	Amendment No. 1 to the material definitive agreement for development of Cieneguita Project with Minera Rio Tinto and Marje Minerals (herein incorporated by reference from our current report on Form 8-K dated December 23, 2009 filed with the Securities and Exchange Commission on December 23 2009).

10.27	Cancellation of Debt and Release Agreement, dated December 23, 2009, by and among the Company, and Minera Rio Tinto S.A. and Mr. Ayub (herein incorporated by reference from the Company’s current report on Form 8-K dated December 23, 2009, and filed with the Securities and Exchange Commission on December 23, 2009).

110.28	Form of Indemnification Agreement for officers and directors (filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on July 6, 2010).

10.29	Employment Agreement, dated October 15, 2010, by and between the Company and Miguel DiNanno.#

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

10.35	Material Agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectares Cerro Delta Project in northwest La Rioja Province, Argentina.

10.36	Contract to Transfer Mining Concessions, dated May 3, 2012 (filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on May 5, 2012.)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.*

32.1	Certification of the Chief Executive Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Date: May 31, 2012	PAN AMERICAN GOLDFIELDS LTD.

By: /s/ Miguel F. Di Nanno
Miguel F. Di Nanno
President

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2012 and February 28, 2011

AUDITOR’S REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Pan American Goldfields Ltd.
Vancouver, British Columbia

We have audited the accompanying consolidated balance sheets of Pan American Goldfields Ltd. (an Exploration Stage Company) as of February 29, 2012 and February 28, 2011 and the related consolidated statements of stockholders’ deficiency, operations and comprehensive income (loss), and cash flows for the two year period ended February 29, 2012 and for the period from March 1, 2004 (Inception of Exploration Stage) to February 29, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  Pan American Goldfields Ltd. as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for each of the two years in the period ended February 29, 2012 and for the period from March 1, 2004 (Inception of Exploration Stage) to February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a history of operating losses and a cumulative loss during the development stage of $49,701,810. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
May 31, 2012

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	February 29, 2012		February 28, 2011
	$		$
Assets

Current
Cash and cash equivalents		117,892		407,912
Accounts receivable		282,683		409,692
Inventory		64,202		-
Prepaid expenses		50,686		136,141
Deposits		-		150,000
		515,463		1,103,745

Equipment (note 4)		166,204		217,875

Total assets		681,667		1,321,620

Liabilities

Current
Accounts payable and accrued liabilities		1,358,302		1,690,208
Loans payable (note 8)		12,887		12,876
Promissory notes (note 7)		-		884,022

Total liabilities		1,371,189		2,587,106

Stockholders’ deficiency
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil
Common stock
Authorized: 200,000,000 shares without par value
Issued: 71,192,397 (2011 –54,003,827) (note 10)		34,232,125		30,750,401
Additional paid-in capital		15,986,080		15,262,405
Stock subscriptions		557,238		781,000
Accumulated deficit from prior operations		(2,003,427)		(2,003,427)
Accumulated deficit during the exploration stage		(49,701,810)		(46,293,923)
Accumulated other comprehensive income		240,272		238,058
Total stockholders’deficiency		(689,522)		(1,265,486)

Total liabilities and stockholders’ deficiency		681,667		1,321,620

Going-concern (note 3)
Commitments (notes 6 and 12)
Subsequent events (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Deficiency
(Expressed in U.S. Dollars)
Period from March 1, 2004 (Inception of Exploration Stage) to February 29, 2012

	Number of shares	Amount		Additional paid-in capital		Stock subscriptions		Deficit accumulated from prior operations		Deficit accumulated during the exploration stage		Accumulated other comprehensive income (loss)		Total stockholders deficiency
		$		$		$		$		$		$		$

Balance from prior operations, March 1, 2004	709,168		1,701,843		194,391		67,025		(2,003,427)		-		8,929		(31,239)

Common stock issued in share exchange	860,000		10,965,000		-		-		-		-		-		10,965,000
Options issued as finders’ fees	-		-		1,523,000		-		-		-		-		1,523,000
Common stock issued for cash	113,222		269,134		-		(67,025)		-		-		-		202,109
Options exercised	50,000		35,000		-		-		-		-		-		35,000
Options issued	-		-		86,955		-		-		-		-		86,955
Warrants exercised	5,512		-		-		-		-		-		-		-
Beneficial conversion feature	-		-		500,000		-		-		-		-		500,000
Foreign exchange translation adjustment	-		-		-		-		-		-		(3,050)		(3,050)
Net loss for the year	-		-		-		-		-		(13,912,488)		-		(13,912,488)

Balance, February 28, 2005	1,737,902		12,970,977		2,304,346		-		(2,003,427)		13,912,488)		5,879		(634,713)

Common stock issued for consulting services	30,000		90,000		-		-		-		-		-		90,000
Options exercised	32,000		43,000		-		-		-		-		-		43,000
Common stock issued on conversion of debenture	2,000,000		300,000		-		-		-		-		-		300,000
Common stock issued in property acquisition	2,000,000		2,100,000		-		-		-		-		-		2,100,000
Common stock issued for cash	7,000,000		70,000		-		-		-		-		-		70,000
Options issued	-		-		248,000		-		-		-		-		248,000
Warrants issued	-		-		487,250		-		-		-		-		487,250
Beneficial conversion feature	-		-		952,000		-		-		-		-		952,000
Stock subscriptions	-		-		-		170,000		-		-		-		170,000
Foreign exchange translation adjustment	-		-		-		-		-		-		(4,828)		(4,828)
Net loss for the year	-		-		-		-		-		(4,425,885)		-		(4,425,885)

Balance, February 28, 2006	12,799,902		15,573,977		3,991,596		170,000		(2,003,427)		(18,338,373)		1,051		(605,176)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Deficiency
(Expressed in U.S. Dollars)
Period from March 1, 2004 (Inception of Exploration Stage) to February 29, 2012

	Number of shares	Amount		Additional paid-in capital		Stock subscriptions		Deficit accumulated from prior operations		Deficit accumulated during the exploration stage		Accumulated other comprehensive income (loss)		Total stockholders’ deficiency
		$		$		$		$		$		$		$

Balance, February 28, 2006	12,799,902		15,573,977		3,991,596		170,000		(2,003,427)		(18,338,373)		1,051		(605,176)

Common stock issued on conversion of debenture	5,835,000		2,917,500		-		-		-		-		-		2,917,500
Common stock issued on settlement of promissory notes	1,651,200		412,800		-		-		-		-		-		412,800
Common stock issued for cash	750,000		375,000		-		(170,000)		-		-		-		205,000
Warrants exercised	50,000		50,000		-		-		-		-		-		50,000
Shares returned to treasury	(50,000)		(25,000)		-		-		-		-		-		(25,000)
Options issued	-		-		496,000		-		-		-		-		496,000
Warrants issued	-		-		1,949,000		-		-		-		-		1,949,000
Beneficial conversion feature	-		-		2,265,500		-		-		-		-		2,265,500
Foreign exchange translation adjustment	-		-		-		-		-		-		(3,098)		(3,098)
Net loss for year	-		-		-		-		-		(7,393,034)		-		(7,393,034)

Balance, February 28, 2007	21,036,102		19,304,277		8,702,096		-		(2,003,427)		(25,731,407)		(2,047)		269,492

Warrants exercised	4,344,400		3,674,377		-		-		-		-		-		3,674,377
Options issued	-		-		974,841		-		-		-		-		974,841
Fair value of warrants expensed	-		-		1,478,750		-		-		-		-		1,478,750
Stock subscriptions	-		-		-		330,000		-		-		-		330,000
Foreign exchange translation adjustment	-		-		-		-		-		-		(8,301)		(8,301)
Net loss for the year	-		-		-		-		-		(8,096,604)		-		(8,096,604)

Balance, February 29, 2008	25,380,502		22,978,654		11,155,687		330,000		(2,003,427)		(33,828,011)		(10,348)		(1,377,445)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Deficiency
(Expressed in U.S. Dollars)
Period from March 1, 2004 (Inception of Exploration Stage) to February 29, 2012

	Number of shares	Amount		Additional paid-in capital		Stock subscriptions		Deficit accumulated from prior operations		Deficit accumulated during the exploration stage		Accumulated other comprehensive income (loss)		Total stockholders’ deficiency
		$		$		$		$		$		$		$

Balance, February 29, 2008	25,380,502		22,978,654		11,155,687		330,000		(2,003,427)		(33,828,011)		(10,348)		(1,377,445)

Notes converted into shares	2,936,028		1,470,522		-		-		-		-		-		1,470,522
Options issued	-		-		603,801		-		-		-		-		603,801
Warrants issued	-		-		122,260		-		-		-		-		122,260
Fair value of warrants embedded in convertible debentures	-		-		480,800		-		-		-		-		480,800
Value of beneficial conversion feature of convertible debentures	-		-		312,399		-		-		-		-		312,399
Stock subscriptions	-		-		-		121,258		-		-		-		121,258
Shares issued for subscriptions	330,000		330,000		-		(330,000)		-		-		-		-
Accounts payable settled with shares	206,000		103,000		-		-		-		-		-		103,000
Shares issued for services	672,000		262,090		-		-		-		-		-		262,090
Shares issued to management as bonuses	1,050,000		232,750		-		-		-		-		-		232,750
Cash received for options issued	-		-		1,961		-		-		-		-		1,961
Shares issued on private placement	444,772		179,885		-		-		-		-		-		179,885
Foreign exchange translation adjustment	-		-		-		-		-		-		460,072		460,072
Net loss for the year	-		-		-		-		-		(8,036,208)		-		(8,036,208)

Balance, February 28, 2009	31,019,302		25,556,901		12,676,908		121,258		(2,003,427)		(41,864,219)		$449,724		(5,062,855)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Deficiency
(Expressed in U.S. Dollars)
Period from March 1, 2004 (Inception of Exploration Stage) to February 29, 2012

	Number of shares	Amount		Additional paid-in capital		Stock subscriptions		Deficit accumulated from prior operations		Deficit accumulated during the exploration stage		Accumulated other comprehensive income (loss)		Total stockholders’ deficiency
		$		$		$		$		$		$		$

Balance, February 28, 2009	31,019,302		25,556,901		12,676,908		121,258		(2,003,427)		(41,864,219)		449,724		(5,062,855)

Notes converted into shares	3,333,333		1,000,000		-		-		-		-		-		1,000,000
Options issued	-		-		720,202		-		-		-		-		720,202
Warrants issued	-		-		1,172,500		-		-		-		-		1,172,500
Fair value of warrants embedded in convertible debentures	-		-		165,042		-		-		-		-		165,042
Value of beneficial conversion feature of convertible debentures	-		-		98,700		-		-		-		-		98,700
Shares issued for subscriptions	404,193		121,258		-		(121,258)		-		-		-		-
Shares issued for management bonus	1,000,000		280,000		-		-		-		-		-		280,000
Accounts payable settled with shares	2,504,142		751,242		-		-		-		-		-		751,242
Notes settled with shares	2,250,000		250,000		-		-		-		-		-		250,000
Shares issued for services	492,857		158,500		-		-		-		-		-		158,500
Shares issued for interest costs	250,000		82,500		-		-		-		-		-		82,500
Financing costs	-		-		(245,000)		-		-		-		-		(245,000)
Finders’ fees on private placement	-		-		(150,000)		-		-		-		-		(150,000)
Shares issued on private placement	12,500,000		2,500,000		-		-		-		-		-		2,500,000
Subscription proceeds on private placement	-		-		-		50,000		-		-		-		50,000
Accounts payable converted to subscriptions	-		-		-		116,000		-		-		-		116,000
Foreign exchange translation adjustment	-		-		-		-		-		-		(220,216)		(220,216)
Net loss for the year	-		-		-		-		-		(1,191,288)		-		(1,191,288)

Balance, February 28, 2010	53,753,827		30,700,401		14,438,352		166,000		(2,003,427)		(43,055,507)		229,508		475,327

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Deficiency
(Expressed in U.S. Dollars)
Period from March 1, 2004 (Inception of Exploration Stage) to February 29, 2012

	Number of shares	Amount		Additional paid-in capital		Stock subscriptions		Deficit accumulated from prior operations		Deficit accumulated during the Exploration stage		Accumulated other comprehensive income (loss)		Total stockholders’ deficiency
		$		$		$		$		$		$		$

Balance, February 28, 2010	53,753,827		30,700,401		14,438,352		166,000		(2,003,427)		(43,055,507)		229,508		475,327

Options issued	-		-		824,053		-		-		-		-		824,053
Shares issued for subscriptions	250,000		50,000		-		(50,000)		-		-		-		-
Subscription proceeds	-		-		-		640,000		-		-		-		640,000
Debt converted into subscription proceeds	-		-		-		25,000		-		-		-		25,000
Foreign exchange translation adjustment	-		-		-		-		-		-		8,550		8,550
Net loss for the year	-		-		-		-		-		(3,238,416)		-		(3,238,416)

Balance, February 28, 2011	54,003,827		30,750,401		15,262,405		781,000		(2,003,427)		$(46,293,923)		238,058		(1,265,486)

Notes converted into shares	3,663,151		775,490		-		-		-		-		-		775,490
Options and warrants issued	-		-		907,575		-		-		-		-		907,575
Shares issued for subscriptions	6,510,000		1,302,000		-		(1,302,000)		-		-		-		-
Accounts payable settled with shares	473,752		128,651		-		-		-		-		-		128,651
Shares issued for services	1,625,000		366,250		-		-		-		-		-		366,250
Shares issued for property acquisition	1,166,667		219,333		-		407,335		-		-		-		626,668
Subscription proceeds	4,500,000		900,000		-		670,903		-		-		-		1,570,903
Financing costs	-		-		(183,900)		-		-		-		-		(183,900)
Shares returned, previously issued as management bonus	(750,000)		(210,000)		-		-		-		-		-		(210,000)
Foreign exchange translation adjustment	-		-		-		-		-		-		2,214		2,214
Net loss for the year	-		-		-		-		-		(3,407,887)		-		(3,407,887)

Balance, February 29, 2012	71,192,397		34,232,125		15,986,080		557,238		(2,003,427)		$(49,701,810)		240,272		(689,522)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)

			Period from
			March 1, 2004
			(Inception of
			Exploration
	Year Ended		Stage)
	February 29,	February 28,	to February 29,
	2012	2011	2012

Net sales	$2,102,012	$1,158,923	$3,785,445
Cost of goods sold	827,022	583,760	1,685,375
Gross margin	1,274,990	575,163	2,100,070

Expenses
General and administrative	3,630,221	2,578,022	23,216,159
Mineral exploration	891,371	400,415	10,131,855
Impairment of mineral property costs	949,785	719,031	18,260,059

Operating loss	(4,196,387)	(3,122,305)	(49,508,003)

Other income (expenses)
Deposit on equipment written off	-	(25,300)	(25,300)
Foreign exchange (loss)	(240,071)	(114,270)	(589,849)
Interest	(41,124)	(90,360)	(5,355,306)
Other income	160,294	65,691	419,316
Gain on disposal of assets	-	15,130	15,130
Loss on sale of assets	-	-	4,388,374
Gain (loss) on settlement of debt (note 6)	909,401	32,998	953,828

Net loss	(3,407,887)	(3,238,416)	(49,701,810)

Other comprehensive income (loss)
Foreign exchange translation adjustment	2,214	8,550	240,272

Total comprehensive loss	$(3,405,673)	$(3,229,866)	$(49,461,538)

Total loss per share – basic and diluted	$(0.05)	$(0.06)

Weighted average number of shares of
common stock – basic and diluted	63,108,764	53,957,252

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
	Year Ended		Period From March 1, 2004 (Inception of Exploration Stage)
	February 29	February 28	ToFebruary 29,
	2012	2011	2012
Operating activities
Net loss	$(3,407,887)	$(3,238,416)	$(49,701,810)
Adjustments to reconcile net (loss) to net cash flows
Write-off of note receivable	-	-	57,500
Impairment of mineral property costs	776,668	-	14,421,668
Issuance of shares for consulting services	-	-	510,590
Issuance of shares for interest costs	-	-	82,500
Discount on convertible debenture	-	-	569,549
Deposit on equipment written off	-	25,300	25,300
Gain on disposal of assets	-	(15,130)	(15,130)
Gain on sale of assets	-	-	(4,389,954)
Non-cash component of gain on settlement of debt	(909,401)	(32,998)	(995,643)
Beneficial conversion feature	-	-	4,081,091
Stock-based compensation	1,273,825	824,053	12,240,436
Amortization	40,920	50,365	346,303
Net change in operating assets and liabilities:
Prepaid expense	80,460	262,193	(51,628)
Accounts receivable	(78,302)	(142,392)	(113,847)
Inventory	64,202	-	64,202
Customer deposits	-	(150,000)	(194,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	510,125	(1,169,025)	7,247,076
Cash used in operating activities	(1,649,390)	(3,586,050)	(15,707,269)
Investing activities
Sale of equipment	-	-	33,316
Purchase of property and equipment	(1,144)	(14,226)	(603,617)
Cash used in investing activities	(1,144)	(14,226)	(570,301)
Financing activities
Proceeds from loans payable	28,550	28,500	316,617
Proceeds from notes payable	-	-	3,162,196
Proceeds from convertible debentures	-	-	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(28,539)	(61,108)	(296,849)
Repayment of notes payable	-	(44,674)	(586,620)
Repayment of convertible debentures	-	-	(2,051,047)
Stock subscriptions (net)	1,387,004	640,000	2,318,262
Issuance of common stock (net)	-	-	2,756,994
Cash providedby financing activities	1,387,015	562,718	16,304,430
Net change in cash	(263,519)	(3,037,558)	26,860
Effect of foreign currency translation on cash	(26,501)	68,066	68,955
Cash and cash equivalents, beginning	407,912	3,377,404	22,077
Cash and cash equivalents, ending	$117,892	$407,912	$117,892

Supplemental cash flow information (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

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

In February 2011, the Company entered into an agreement with Compañia Minera Alto Rio Salado S.A. (“Compañia Minera”), a private Argentine entity, for the acquisition of the 15,000 hectares Cerro Delta Project in northwest La Rioja Province, Argentina. The agreement became effective in March 2011. Under the terms of the agreement, the Company is required to pay $150,000 upon signing (paid) the agreement, $200,000 on the first anniversary (the Company has paid $65,000 of the $200,000 amount due and is negotiating the terms for the balance of the payments), $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta project payable on the sixth anniversary of the signing. The vendor will retain a 1% net smelter return (“NSR”) (note 6).

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
Years Ended February 29, 2012 and February 28, 2011

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

The Company's financial assets that are exposed to credit risk consist primarily of cash that is placed with major financial institutions. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. On February 29, 2012, the Company had $24,780 at BMO Bank of Montreal in Canada and $93,112 at HSBC bank in Mexico.

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
Years Ended February 29, 2012 and February 28, 2011

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
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

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

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized. The Financial Accounting Standards Board (“FASB”) has issued ASC 740 “Income Taxes” (formerly, Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – An Interpretation of FASB Statement No. 109 (FIN 48)). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740. As a conclusion, the tax position of the Company has not met the more-likely-than-not threshold as of February 29, 2012.

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

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

2.       SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company is in an early stage of mineral exploration and has no known reserves as of February 29, 2012. Accordingly, the Company cannot reasonably estimate the fair value of those obligations because of their indeterminate settlement dates.

(n)	Revenue recognition

The Company recognized revenue when persuasive evidence of an arrangement exists, shipment has occurred, the price is determinable and collection is reasonably assured. All revenues resulted from the proportionate consolidation of the joint venture with MRT, as discussed in note 5.

(o)	Inventory

The Company accounts for inventory at the lower of cost or market determined by the average cost method. The inventory consists of the Company,s proportionate shares of the in process inventory of the integrate  project joint venture.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

2.        SIGNIFICANT ACCOUNTING POLICIES (continued)

(p)	Recent accounting pronouncements

(i)
On June 16, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the provisions of ASU 2011-05 to have a material effect on the financial position, results of operations or cash flows of the Company, as the Company currently presents a continuous statement of operations and comprehensive income (loss).

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

(iii)
In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this update are effective as of the announcement date of March 18, 2010. Implementation of ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

(v)
In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. Implementation of ASU 2010-02 did not have a material effect on the financial position, results of operations or cash flows of the Company.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

2.        SIGNIFICANT ACCOUNTING POLICIES (continued)

 (p)           Recent accounting pronouncements (continued)

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

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

2.SIGNIFICANT ACCOUNTING POLICIES (continued)

 (p)           Recent accounting pronouncements (continued)

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
Years Ended February 29, 2012 and February 28, 2011

3.	GOING CONCERN

The accompanying financial statements have been prepared on a goingconcern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at February 29, 2012, the Company had a cumulative loss, during its exploration period,of $49,701,810 (February 28, 2011 - $46,293,923). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations from its investment in Mexican and Argentine mining ventures (note 6). In addition, the Company has conducted private placements of common stock andconvertible debt (note 10), which have generated a portion of the initial cash requirements for its planned mining ventures (note 6).

InFebruary2012, the Company completed a private placement of 4,500,000 units at $0.20 per unit for total gross proceeds of $900,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, each exercisable at $0.30, expiring in two years from the closing date.

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

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

4.	EQUIPMENT

	February 29, 2012			February 28, 2011
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value
	$	$	$	$

Software	24,124	18,180	5,944	6,734
Machinery	281,551	138,594	142,957	180,423
Vehicles	90,643	81,225	9,418	19,773
Computers	28,156	28,058	98	930
Office equipment	16,435	8,648	7,787	10,015
	440,909	274,705	166,204	217,875

5.	JOINT VENTURE WITH MRT

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

In September 2011, the Company executed an amended and restated development agreement for the restructure of its Cieneguita joint venturerelated to the Cieneguita project. Under the restructured joint venture agreement the Company receives 20% of the net operating profits after royalties for material processed through a small-scale pilot operation and mined from the first 15 meters depth of the Cieneguita deposit until December 31, 2012. For all other material processed from the property, the Company's interest is 80% and MRT is reduced to a 20% working interest, subject to certain dilution provisions (note 6).

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

The Company’s proportionate share of revenues was $2,102,012 and proportionate share of the net profit was $793,865 for the year ended February 29, 2012. The Company’s proportionate share of accounts receivable of the joint venture was $248,251 at February 29, 2012. The joint venture did not have any other assets or liabilities at February 29, 2012.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

6.	MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the year ended February 29,2012:

	Cieneguita	Cerro Delta	Encino Gordo	New Projects	Total
	$	$	$	$	$
Drilling and sampling	-	-	-	2,425	2,425
Geological, geochemical, geophysics	22,161	30,751	-	-	52,912
Field work preparations	-	386,072	-	46,116	432,188
Salaries	-	-	-	-	-
Land use permits	15,855	-	5,779	-	21,634
Travel	14,810	-	2,200	-	17,010
Consulting	138,518	30,971	825	-	170,314
Equipment	141,383	1,312	333	-	143,028
General	12,599	39,187	74	-	51,860
	345,326	488,293	9,211	48,541	891,371

The Company incurred exploration expenses as follows in the year ended February 28, 2011:

	Sahuayacan	Cieneguita	Encino Gordo	New Projects	Total
	$	$	$	$	$

Drilling and sampling	67,063	-	-	-	67,063
Geological, geochemical, geophysics	148,191	-	5,413	1,277	154,881
Land use permits	10,360	14,775	3,712	-	28,847
Automotive	-	54	-	-	54
Travel	2,429	9,880	6,131	-	18,440
Consulting	7,501	62,107	13,159	-	82,767
Equipment	1,006	4,327	2,152	-	7,485
General	8,162	22,898	9,818	-	40,878
	244,712	114,041	40,385	1,277	400,415

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

6.        MINERAL PROPERTIES (continued)

Since May 2004, the Company has held interests in gold exploration properties in Mexico.

In August 2005, the Company formed its wholly owned subsidiary, Sunburst de Mexico, which allowed the Company to take title to the properties in the name of Sunburst de Mexico. On August 25, 2005, the Company entered into property agreements with MRT, which provided Sunburst de Mexico options to purchase the mineral concessions of the Cieneguita and Guazapares properties and the right of refusal on three Encino Gordo properties. The Company also entered into an exploration and sale agreement, in October 2006, with Minera Emilio S.A. de C.V. for the mineral concessions of the Sahuayacanproperty.

In August 2005, the parties also entered into an operator’s agreement, that gave MRT the sole and exclusive right and authority to manage the Cieneguita property, and a share option agreement which granted MRT the exclusive option to acquire up to 100% of all outstanding shares of Sunburst de Mexico if the Company did not comply with the terms of the property agreements. The operator’s agreement and share option agreement weresubsequently cancelled when the Company and Sunburst de Mexico entered into a new contract with MRT as described below under “Encino Gordo”.

In February 2009, the Company entered into a development agreement with MRT, which was amended in December 2009. Pursuant to the terms of the amended development agreement, MRT agreed to invest up to $8,000,000 to put the first phase of the Cieneguita project into production and complete a feasibility study. The first phase of production is limited to the mining of the mineralized material that is available from the surface to a depth of 15 meters (“First Phase Production”). In exchange, the Company assigned MRT an interest to 74% of the net cash flows from First Phase Production and MRT would earn a 54% ownership interest by spending up to $4,000,000 to take the Cieneguita project through the feasibility stage.

In September 2011, the Company executed an amended and restated development agreement for the restructure of its Cieneguita joint venturerelated to the Cieneguita project. Under the restructured joint venture agreement the Company receives 20% of the net operating profits after royalties for material processed through a small-scale pilot operation and mined from the first 15 meters depth of the Cieneguita deposit until December 31, 2012. For all other material processed from the property, the Company's interest is 80% and MRT is reduced to a 20% working interest, subject to certain dilution provisions (note 6).

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

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

Based on production at Cieneguita, the joint venture paid $227,241 during the fiscal year ended February 29, 2012 (February 28, 2011 - $120,000) to the Cieneguita owners. As of February 29, 2012, Corporativo Minero has been paid a total of $1,177,241 for the Cieneguita property. The Company is not in default on its payments for the Cieneguita property.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

6.        MINERAL PROPERTIES (continued)

On February 12, 2009,the Company entered into a definitive agreement for development of the Cieneguita project with MRT. The definitive agreement covered project financing of up to $9,000,000. The major points of the agreement were as follows:

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

(iii)
MRT will spend up to $5,000,000 to take the Cieneguita property through the feasibility stage. In doing so, MRT will earn a 60% interest in the Company’s rights to the property. After the expenditure of the $5,000,000 all costs will be shared on a ratio of 60% to MRT and 40% to the Company. If the Company elects not to pay its portion of costs after the $5,000,000 has been spent, the Company’s position shall revert to a 25% carried interest on the property.

To generate funding for the Company’s continued operations, the Company issued $1,500,000 of convertible debentures in March 2009, of which an aggregate of $880,000 was issued to Mario Ayub, a former director of the Company, and his affiliated entity, MRT. Pursuant to the terms of the convertible debentures, the holders irrevocably converted the debentures into a 10% ownership interest in the Cieneguita project and a 10% interest in the net cash flow from First Phase Production.

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

In December 2009, the Company amended the development agreement and its agreements with the debenture holders. According to the amended development agreement, the ownership interest in the Cieneguita project and the net cash flows from the First Phase Production were held by the Company, MRT and Marje Minerals as follows:

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
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

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
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

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

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

6.        MINERAL PROPERTIES (continued)

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

Cerro Delta

In February 2011, the Company management entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectare Cerro Delta project in northwest La Rioja Province, Argentina. Under the terms of the agreement, the Company must pay $150,000 upon signing (paid), and $200,000 on the first anniversary (the Company has paid $65,000 of the $200,000 amount due and is negotiating the terms for the balance of the payments), $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the project payable on the sixth anniversary of the signing. The vendor will retain a 1% NSR (note 17).

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

7.	PROMISSORY NOTES

As at February 29, 2012, the Company had $nil (February 28, 2011 - $884,022) of promissory notes outstanding, comprising the following:

(a)
During the year ended February 29, 2008, the Company converted accounts payable of $465,994 (Swiss Franc (“CHF”) 565,000) into promissory notes. The Company had an implied obligation to pay the accounts payable in CHF as the funds to pay the expense came from Swiss investors in CHF. Accordingly, the promissory notes were issued in CHF. The notes consisted of one warrant for each CHF 5.00 of notes issued, exercisable at $1.00 each. The principal and interest on the notes became due and payable on April 30, 2008. The interest rate payable during the default period was 12%. In September 2011, the Company executed debt conversion and release agreements to convert promissory notes and related interest charges in the amount of $1,091,645 into Company’s common shares for a total of 3,340,880 shares (note 10).

(b)
During the year ended February 29, 2012, the Company entered into an agreement to convert $17,778 of the promissory notes including accrued interest by issuing 55,000 shares of the Company’s common stock (note 10).

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

As at February 29, 2012, there were loans payable in the amount of $12,887(February 28, 2011 - $12,876), which are all current. The loans are repayable in monthly instalments of $3,272 (February 28, 2011 – $3,272), including interest of 7.50% per annum.

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

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

10.	COMMON STOCK

In February 2012, the Company issued 500,000 shares of common stock and warrants to purchase 500,000 shares of common stock at $0.30, expiring on February 29, 2014, to a consultant.

Between September 2011 and February 2012, the Company converted subscription proceeds of $900,000 and issued 4,500,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and one warrant each exercisable at $0.30, which expires in two years.

In December 2011, the Company acquired 6% ownership interest in the Cieneguita project in exchange for 3,333,333 common shares, of which, the Company had issued 1,166,667 common shares as of February 29, 2012.

In October 2011, the Company and note holders agreed to cancel $979,476 of outstanding debt in exchange for 3,340,880 shares of the Company’s common shares. The Company recognized a gain on settlement of debt in the amount of $277,891. In November 2011, the Company also issued 267,271 shares to a consultant as consulting fee relating to the settlement of debt.

In August 2011, the Company negotiated return of 750,000 shares to the treasury from a former president. The shares were valued at the time of issuanceat $0.28 per share.

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

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

10.           COMMON STOCK (Continued)

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
Years Ended February 29, 2012 and February 28, 2011

11.	STOCK COMPENSATION PROGRAM

On March 18, 2009, the board of directors approved the granting of stock options according to the 2009 Nonqualified Stock Option Plan (“2009 Option Plan”) whereby the board is authorized to grant to employees and other related persons stock options to purchase an aggregate of up to 6,000,000 shares of the Company's common stock. Subject to the adoption of the 2009 Option Plan, the options were granted and vest, pursuant to the terms of the 2009 Option Plan, in six equal instalments, with the first instalment vesting at the date of grant, and the balance vesting over 2.5 years, every six months.

In the year ended February 29, 2012, the Company awarded 1,600,000 options to purchase common shares (February 28, 2011 – 1,000,000) and recorded stock-based compensation expense for the vesting options of $323,175 (February 28, 2011 - $546,054). The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2012 and 2011:

	2012	2011
Expected volatility	110.11%	110.36%
Weighted-average volatility	110.11%	110.36%
Expected dividend rate	-	-
Expected life of options in years	10	3 -10
Risk-free rate	3.38%	2.95%

There were no capitalized stock-based compensation costs at February 29, 2012 or February 28, 2011.

The summary of option activity under the 2009 Option Plan as of February 29, 2012, and changes during the period then ended, is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options	$		Term

Balance at March 1, 2011	0.46	6,735,000
Options granted	0.29	1,600,000
Options exercised
Options cancelled/forfeited	0.61	(2,120,000)

Balance at February 29, 2012	0.34	6,215,000	7.64	$17,280

Exercisable at February 29, 2012	0.37	4,648,335	7.16	$17,280

The weighted-average grant-date fair value of options granted during the year endedFebruary 29, 2012 and February 28, 2011was $0.33 and $0.19, respectively.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

11.     STOCK COMPENSATION PROGRAM (continued)

A summary of the status of the Company’s nonvested options as of February 29, 2012, and changes during the year ended February 29, 2012, is presented below:

		Weighted-average
		Grant-Date
Non-vested options	Shares	Fair Value
		$

Non-vested at February 28, 2011	1,376,666	0.26
Granted	1,600,000	0.27
Vested	(1,315,000)	0.26
Cancelled/forfeited	(95,001)	0.16

Non-vested at February 29, 2012	1,566,665	0.26

As of February 29, 2012, there was an estimated $342,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2009 nonqualified stock option plan. That cost is expected to be recognized over a weighted-average period of approximately 1.57 years.

On April 29, 2011, the Company repriced the exercise price of 1,125,000 vested stock options by reducing the exercise prices of $0.36 and $0.44 to $0.28. As a result, the Company recorded incremental stock-based compensation of $6,000 during the year ended February 29, 2012.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

12.	WARRANTS

As at February 29, 2012, the Company had a total of 31,011,733 warrants (February 28, 2011 – 25,826,733) outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 31,011,733 shares of common stock in the event that these warrants are exercised.

During the year ended February 29, 2012, the Company received $nil from warrants exercised.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, February 28, 2010	25,380,900	$0.43
Issued	3,000,000	0.25
Cancelled/expired	(2,554,167)	0.44

Balance, February 28, 2011	25,826,733	$0.41

Issued	19,060,000	0.30
Cancelled/expired	(12,875,000)	0.30

February 29, 2012	32,011,733	$0.35

As at February 29, 2012, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$

3,000,000	0.25	July 26, 2012
300,000	0.25	August 22, 2013
200,000	0.25	September 6, 2013
166,666	0.30	May 8, 2012
500,000	0.30	December 31, 2012
3,325,000	0.30	March 17, 2013
1,735,000	0.30	April 13, 2013
500,000	0.30	July 21, 2013
1,500,000	0.30	June 2, 2013
500,000	0.30	July 21, 2013
4,400,000	0.30	December 30, 2013
5,000,000	0.30	December 29, 2016
500,000	0.30	February 20, 2014
100,000	0.30	February 28, 2014
500,000	0.30	February 15, 2022
200,000	0.40	March 24, 2012
525,000	0.50	August 15, 2012
1,666,667	0.50	November 5, 2012
5,000,000	0.50	December 24, 2012
200,000	0.65	June 30, 2012
1,793,400	0.75	April 2012 to August, 2013
200,000	1.30	June 30, 2012
200,000	2.00	June 30, 2012
32,011,733

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

13.	RELATED PARTY TRANSACTIONS

For the year ended February 29, 2012, the Company paid or accrued management fees of $405,500 (February 28, 2011 - $441,639) to certain officers and directors. The Company also paid or accrued $1,115,624 (February 28, 2011 - $118,399) to certain officers and directors for travel, office and other related expenses.

The Company also paid consulting fees of $58,535 (February 28, 2011 - $93,333) to a director of the Company.

As at February 29, 2012, accounts payable of $216,631 (February 28, 2011 - $207,399) was owing to directors and officers of the Company and $nil (February 28, 2011 - $43,226) was owing to companies controlled by the directors. In addition, promissory notes of $nil (February 28, 2011 - $10,668) were owed to a company controlled by a director (note 7).

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

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	February 29	February 28
	2012	2011
	$	$
Deferred income tax assets
Equipment	34,000	34,000
Net operating loss and credit carry forwards	8,866,000	8,329,000

Gross deferred tax assets	8,900,000	8,363,000
Valuation allowance	(8,900,000)	(8,363,000)
		-

As at February 29, 2012, the Company's net operating loss carry-forwards for income tax purposes were approximately $22,529,000 (February 28, 2011 - $21,172,000). If not utilized, they will start to expire in 2017.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 29, 2012 and February 28, 2011

15.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended February 29, 2012	Year ended February 28, 2011	Period From Inception of Exploration Stage (March 1, 2004) to February 29, 2012
	$	$	$

Interest paid	-	30,000	310,053
Common stock issued on conversion of debt	128,651	-	4,321,651
Common stock issued on settlement of notes payable	775,490	-	3,908,812
Common stock issued for interest costs	-	-	82,500
Common stock issued for financing costs	-	-	145,000
Common stock issued for mineral property costs	219,333	-	799,333
Common stock issued for bonuses	-	-	512,750
Shares issued for services	366,250	-	876,840

16.	SUBSEQUENT EVENTS

In April 2012, the Company issued 235,294 common shares pursuant to a debt settlement agreement to settle $40,000 of debt.

In April 2012, the Company issued 250,000 common shares to a consultant pursuant to a consulting agreement.

In May 2012, the Company converted subscription proceeds of $45,000 and issued 300,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and one warrant each exercisable at $0.30, which expires in two years.

In May 2012, the Company transferred its interest in concessions at the Encino Gordo project located in the Barrancaregion of Chihuahua State in Mexico, which included two concessions owned by the Company and two additional concessions the Company had the option to acquire, to MRT. In connection with the transfer, MRT paid $100,000 cash, waived $200,000 in payments the Company owed to MRT in connection with the Encino Gordo Project and agreed to assume all of the Company’s obligations related to the transferred concessions.

In May 2012, the Company appointed Andrey Koniuhov to its board of directors. Mr. Koniuhov has over 25 years of exploration and mining experience. He currently serves as Director of Geology and Advanced Projects for Polyus Gold. The Company issued Mr. Koniuhov 1,000,000 warrants, each warrant exercisable at $0.25 with a 10 year term. The Warrants are subject to a vesting schedule with 166,667 of the Warrants issued vesting immediately and the balance vesting every six months over three years.