Form 10-K/A
period 2012-02-29
PAN AMERICAN GOLDFIELDS LTD
filed 2012-06-25
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K for Pan American Goldfields Ltd. (“we” or the “Company”) for the fiscal year ended February 29, 2012, initially filed with the Securities and Exchange Commission (the “SEC”) on May 31, 2012 (the “Original Filing”), is being filed to include the directors’ signatures, which were inadvertently omitted from the Original Filing.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. This Form 10-K/A only amends the signatures of the directors of the Original Filing, solely as a result of, and to reflect, the inadvertent  omission of directors’ signatures, and no other information in the Original Filing is amended hereby. None of the items have been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of the Original Filings has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

We are an exploration stage company focused on mineral exploration activities in Mexico, Argentina and Mongolia. Through our wholly owned Mexican subsidiary, Sunburst Mining de Mexico, S.A. de C.V., (“Sunburst”), we are currently engaged in the exploration ofonegold and silver project, named the Cieneguita Project made up of several mining concessions. The Cieneguita Project is located in the Sierra Madre region of the State of Chihuahua, Mexico. We also have the rights to another exploration project namedCerro Delta located in Argentina. We previously owned three other projects in Mexico known as Sahuayacan, Guazapares and Encino Gordo Projects. After poor drilling results in 2010, we dropped the Sahyuacanproject. We agreed to sell the Guazapares Project pursuant to the terms of a definitive agreement, dated July 10, 2009, to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp., for a total consideration of up to $5.3 million. We also sold the Encino Gordo Project in May 2012 for a total consideration of $300,000.

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

Recent Developments

On January 17th 2012 Hernan Celorrio was appointed as a member of the Board of Directors. In August 2011, we appointed Hernan Celorrio as an advisor to the board of directors and as a director of Recursos Argentinos SA, our newly formed subsidiary in Argentina. Mr. Celorrio, a lawyer, is an expert in Argentinean mining law and has an extensive background in the industry. He was the President of BarrickExploraciones Argentina S.A. and a Vice President of Minera Peñoles in Argentina, in addition to sitting on the board of Directors of Northern Orion Resources and Yamana Resources (Compañia Minera Polimet S.A.) in Argentina. He is currently the vice president of the Argentine-ChileanChamber of Commerce and a director of the executive committee and president of the Mining Committee of the Argentine Canadian Chamber of Commerce. He is also the president of the Argentine Mining Foundation (FUNDAMIN).

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

In October 2010, we appointed Miguel F. Di Nanno as President and Chief Operating Officer, replacing George Young effective as of October 15, 2010. Mr. Young remains on our board of directors. Mr. Di Nanno is an Argentina-based mining engineer with extensive mining experience in Argentina. He was the Country Manager in Argentina for Phelps Dodge Corporation developing the Arroyo Cascada Gold deposit, an early stage gold exploration project in Chubut Province he was also Commercial Development Manager, Argentina for the Queensland Government and the COO in Argentina for the Grosso Group. In the areas of acquisition, development and exploration, his clients included MIM Exploration, developing a comprehensive regional geological study of northern Patagonia in Argentina; COMINCO, cooperating on a metallogenic Patagonia zone data base; Viceroy Resources, working on the acquisition of gold exploration projects in  such as Cerro Choique, a disseminated gold deposit and others; Cyprus Minerals; Mauricio Hochschild, collaborating on issues related to permitting of the San Jose project; Bema Gold;, and Northern Orion, acquisition of polimetallic projects in Chubut Province. Mr. Di Nanno is credited with discovering the 3.2 million oz gold Aeropuerto deposit in Chubut Province when he was the Zone Manager for Canyon Resources. The Aeropuertodeposit was later renamed Esquel. He has a degree in Mining Engineering – Ore Dressing from the National University of San Juan - Argentina.

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

For our Cerro Delta Project, we entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectares Cerro Delta project in northwest La Rioja Province, Argentina. This project is drill ready and we believe it is a high impact exploration project which contains a large anomalous gold zone and other similarities to other deposits in the area. We anticipate working aggressively on this property in concurrence with our work in Mexico. See Cerro Delta below..

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

ITEM 4.  Mine Safety Disclosure

Not applicable because all of our mining properties are outside the United States.

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

In December 2011, a geological advisor team visited the Cerro Delta project area. The team was headed by Dr. Aleksander Borisenko and composed of Dr. Alexander Becker, board advisor, and geologistDr. Fedor Zhimulev. The exploration work developed on the project and the knowledge of similar geological systems in the Maricunga Belt allows us to prepare the immediate drilling stage. It is proposed to start the first drilling campaign for the beginning of this year. The targets are the zones showing gold results at surface and good geophysical responses in terms of resistivity, chargeability and ground magnetics.

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

10.35	Material Agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectares Cerro Delta Project in northwest La Rioja Province, Argentina.

10.36	Contract to transfer mining concessions, dated May 3, 2012 (filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on May 8, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.*

32.1	Certification of the Chief Executive Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 25, 2012	PAN AMERICAN GOLDFIELDS LTD.

By: /s/ Miguel F. Di Nanno
Miguel F. Di Nanno
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Miguel F. Di Nanno	President
Miguel F. Di Nanno	(Principal Executive Officer)	: June 25, 2012

/s/ Salil Dhaumya	Chief Financial Officer
Salil Dhaumya	(Principal Financial and Accounting Officer)	: June 25, 2012

/s/ Neil Maedel	Chairman of the Board
Neil Maedel	Director	: June 25, 2012

/s/ Gary Parkison	Director	: June 25, 2012
Gary Parkison

/s/ George Young	Director	: June 25, 2012
George Young

/s/ Randy Buchamer	Director	: June 25, 2012
Randy Buchamer

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a history of operating losses and a cumulative loss during the exploration stage of $49,701,810. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
	Year Ended		Period From March 1, 2004 (Inception of Exploration Stage)
	February 29	February 28	To February 29,
	2012	2011	2012
Operating activities
Net loss	$(3,407,887)	$(3,238,416)	$(49,701,810)
Adjustments to reconcile net (loss) to net cash flows
Write-off of note receivable	-	-	57,500
Impairment of mineral property costs	776,668	-	14,421,668
Issuance of shares for consulting services	-	-	510,590
Issuance of shares for interest costs	-	-	82,500
Discount on convertible debenture	-	-	569,549
Deposit on equipment written off	-	25,300	25,300
Gain on disposal of assets	-	(15,130)	(15,130)
Gain on sale of assets	-	-	(4,389,954)
Non-cash component of gain on settlement of debt	(909,401)	(32,998)	(995,643)
Beneficial conversion feature	-	-	4,081,091
Stock-based compensation	1,273,825	824,053	12,240,436
Amortization	40,920	50,365	346,303
Net change in operating assets and liabilities:
Prepaid expense	80,460	262,193	(51,628)
Accounts receivable	(78,302)	(142,392)	(113,847)
Inventory	64,202	-	64,202
Customer deposits	-	(150,000)	(194,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	510,125	(1,169,025)	7,247,076
Cash used in operating activities	(1,649,390)	(3,586,050)	(15,707,269)
Investing activities
Sale of equipment	-	-	33,316
Purchase of property and equipment	(1,144)	(14,226)	(603,617)
Cash used in investing activities	(1,144)	(14,226)	(570,301)
Financing activities
Proceeds from loans payable	28,550	28,500	316,617
Proceeds from notes payable	-	-	3,162,196
Proceeds from convertible debentures	-	-	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(28,539)	(61,108)	(296,849)
Repayment of notes payable	-	(44,674)	(586,620)
Repayment of convertible debentures	-	-	(2,051,047)
Stock subscriptions (net)	1,387,004	640,000	2,318,262
Issuance of common stock (net)	-	-	2,756,994
Cash providedby financing activities	1,387,015	562,718	16,304,430
Net change in cash	(263,519)	(3,037,558)	26,860
Effect of foreign currency translation on cash	(26,501)	68,066	68,955
Cash and cash equivalents, beginning	407,912	3,377,404	22,077
Cash and cash equivalents, ending	$117,892	$407,912	$117,892

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

The Company accounts for inventory at the lower of cost or market determined by the average cost method. The inventory consists of the Company's proportionate shares of the in prices inventory of the Cieneguita  joint venture.

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

The Company’s proportionate share of revenues was $2,102,012 and proportionate share of the net profit was $793,865 for the year ended February 29, 2012. The Company’s proportionate share of accounts receivable and inventory of the joint venture was $189,316 and $64,202 respectively, at February 29, 2012. The joint venture did not have any other assets or liabilities at February 29, 2012.

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