Form 10-Q
period 2012-05-31
PAN AMERICAN GOLDFIELDS LTD
filed 2012-07-20
CIK 1046672

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of July 18, 2012, the registrant had 89,672,135 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)

May 31, 2012

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	May 31, 2012	February 29, 2012
	(Unaudited)
Assets

Current
Cash and cash equivalents	$74,819	$117,892
Accounts receivable	605,729	282,683
Inventory	-	64,202
Prepaid expenses	30,384	50,686
	710,932	515,463

Equipment (note 4)	26,963	166,204

Total assets	$737,895	$681,667

Liabilities

Current
Accounts payable and accrued liabilities	$1,820,803	$1,358,302
Loans payable (note 8)	6,484	12,887

Total liabilities	1,827,287	1,371,189

Stockholders’ deficiency
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil
Common stock
Authorized: 200,000,000 shares without par value
Issued: 71,977,691 (2012 – 71,192,397) (note 10)	34,317,125	34,232,125
Additional paid-in capital	16,244,830	15,986,080
Stock subscriptions	557,238	557,238
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(50,403,556)	(49,701,810)
Accumulated other comprehensive income	198,398	240,272
Total stockholders’ deficiency	(1,089,392)	(689,522)

Total liabilities and stockholders’ deficiency	$737,895	$681,667

Going-concern (note 3)
Commitments (notes 6 and 12)
Subsequent events (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)

			Period from
			March 1, 2004
			(Inception of
			Exploration
	Three Months Ended May 31		Stage)
	2012	2011	to May 31, 2012

Net sales	$1,053,354	$328,128	$4,838,799
Cost of goods sold	323,602	153,946	2,008,977
Gross margin	729,752	174,182	2,829,822

Expenses
General and administrative	825,715	894,496	24,041,874
Mineral Exploration	644,940	55,393	10,776,795
Impairment of mineral property costs	160,000	168,105	18,420,059

Operating loss	(900,903)	(943,812)	(50,408,906)

Other income (expenses)
Deposit on equipment written off	-	-	(25,300)
Foreign exchange loss	(17,933)	(29,048)	(607,782)
Interest	(6,493)	(20,259)	(5,361,799)
Other income	242,056	4,092	661,372
Gain on disposal of assets	-	-	15,130
Gain on sale of assets	32,143	-	4,420,517
Gain (loss) on settlement of debt	(50,616)	14,665	903,212

Net loss	(701,746)	(974,362)	(50,403,556)

Other comprehensive income (loss)
Foreign exchange translation adjustment	(41,874)	(35,807)	198,398

Total comprehensive loss	$(743,620)	$(1,010,169)	$(50,205,158)

Total loss per share – basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares of	71,439,584	58,132,033
common stock – basic and diluted

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	Three Months Ended May 31		Period From March 1, 2004 (Inception of Exploration Stage) To May 31
	2012	2011	2012
Operating activities
Net loss	$(701,746)	$(974,362)	$(50,403,556)
Adjustments to reconcile net (loss) to net cash flows
Write-off of note receivable	-	-	57,500
Impairment of mineral property costs	-	150,000	14,421,668
Issuance of shares for consulting services	-	-	510,590
Issuance of shares for interest costs	-	-	82,500
Discount on convertible debenture	-	-	569,549
Deposit on equipment written off	-	-	25,300
Gain on disposal of assets	-	-	(15,130)
Gain on sale of assets	77,572	-	(4,312,382)
Non-cash component of (gain) loss on settlement of debt	50,616	(14,665)	(945,027)
Beneficial conversion feature	-	-	4,081,091
Stock-based compensation	258,750	370,675	12,499,186
Amortization	7,017	11,921	353,320
Net change in operating assets and liabilities:
Prepaid expense	19,164	36,156	(32,464)
Accounts receivable	(386,118)	24,874	(371,561)
Inventory	64,202	-	-
Deposits	-	-	(194,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	505,554	(175,427)	7,752,630
Cash used in operating activities	(104,989)	(570,828)	(15,812,258)
Investing activity
Sale of equipment	49,650	-	82,966
Purchase of property and equipment	-	-	(603,617)
Cash provided by (used in) investing activity	49,650	-	(520,651)
Financing activities
Proceeds from loans payable	-	-	316,617
Proceeds from notes payable	-	-	3,162,196
Proceeds from convertible debentures	-	-	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(6,403)	(6,395)	(303,252)
Repayment of notes payable	-	-	(586,620)
Repayment of convertible debentures	-	-	(2,051,047)
Stock subscriptions	45,000	670,904	2,363,262
Issuance of common stock (net)	-	-	2,756,994
Cash provided by financing activities	38,597	664,509	16,343,027
Inflow (outflow) of cash and cash equivalents	(16,742)	93,681	10,118
Effect of foreign currency translation on cash	(26,331)	646	42,624
Cash and cash equivalents, beginning	117,892	407,912	22,077
Cash and cash equivalents, ending	$74,819	$502,239	$74,819

Supplemental cash flow information (note 14)
The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Three Months Ended May 31, 2012

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

In February 2011, the Company entered into an agreement with Compañia Minera Alto Rio Salado S.A. (“Compañia Minera”), a private Argentine entity, for the acquisition of the 15,000 hectares Cerro Delta Project in northwest La Rioja Province, Argentina. The agreement became effective in March 2011. Under the terms of the agreement, the Company is required to pay $150,000 upon signing (paid) the agreement, $200,000 on the first anniversary (the Company has paid $140,000 of the $200,000 amount due and is negotiating the terms for the balance of the payment), $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta project payable on the sixth anniversary of the signing. The vendor will retain a 1% net smelter return (“NSR”) (note 6).

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
Three Months Ended May 31, 2012

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
Three Months Ended May 31, 2012

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at May 31, 2012, the Company had a cumulative loss, during its exploration period, of $50,403,556 (February 29, 2012 - $49,701,810). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations from its investment in Mexican and Argentine mining ventures (note 6). In addition, the Company has conducted private placements of common stock and convertible debt (note 10), which have generated a portion of the initial cash requirements for its planned mining ventures (note 6).

In May 2012, the Company converted subscription proceeds of $45,000 and issued 300,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and one warrant each exercisable at $0.30, which expires in two years.

In February 2012, the Company completed a private placement of 4,500,000 units at $0.20 per unit for total gross proceeds of $900,000. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, each exercisable at $0.30, expiring in two years from the closing date.

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

In July 2009, the Company signed a definitive agreement to sell its Guazapares project located in southwest Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5,300,000. The purchase price is to be paid in two stages. The first payment of $3,700,000 was released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1,600,000 is due if, within 36 months following execution of the letter of agreement (July 10, 2009), either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production. As of July 18, 2012, none of the two events occurred.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Three Months Ended May 31, 2012

4.	EQUIPMENT

	May 31, 2012			February 29, 2012
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value
	$	$	$	$

Software	23,488	18,113	5,375	5,944
Machinery	13,449	5,712	7,737	142,957
Vehicles	71,099	64,104	6,995	9,418
Computers	25,383	25,310	73	98
Office equipment	15,113	8,330	6,783	7,787
	148,532	121,569	26,963	166,204

5.	JOINT VENTURE WITH MRT

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

The Company’s proportionate share of revenues was $1,053,354 and proportionate share of the net profit was $592,048 for the three months ended May 31, 2012. The Company’s proportionate share of accounts receivable of the joint venture was $535,962 respectively, at May 31, 2012. The joint venture did not have any other assets or liabilities at May 31, 2012.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Three Months Ended May 31, 2012

6.	MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the three months ended May 31, 2012:

	Cieneguita	Cerro Delta	New Projects	Total
	$	$	$	$

Geological, geochemical, geophysics	-	130,000		130,000
Field work preparations	-	239,178	-	239,178
Travel	3,904	-	-	3,904
Consulting	231,637	-	-	231,637
Equipment	36,055	-	-	36,055
General	2,615	892	659	4,166
	274,211	370,070	659	644,940

The Company incurred exploration expenses as follows in the three months ended May 31, 2011:

	Cieneguita	Cerro Delta	Total
	$	$	$

Geological, geochemical, geophysics	10,977	25,515	36,492
Travel	2,924	-	2,924
Consulting	3,828	10,552	14,380
Equipment	575	-	575
General	1,022	-	1,022
	19,326	36,067	55,393

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Three Months Ended May 31, 2012

6.MINERAL PROPERTIES (continued)

Since May 2004, the Company has held interests in gold exploration properties in Mexico.

In August 2005, the Company formed its wholly owned subsidiary, Sunburst de Mexico, which allowed the Company to take title to the properties in the name of Sunburst de Mexico. On August 25, 2005, the Company entered into property agreements with MRT, which provided Sunburst de Mexico options to purchase the mineral concessions of the Cieneguita and Guazapares properties and the right of refusal on three Encino Gordo properties. The Company also entered into an development and sale agreement, in October 2006, with Minera Emilio S.A. de C.V. for the mineral concessions of the Sahuayacan property.

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

In February 2009, the Company entered into An Exploration   agreement with MRT, which was amended in December 2009. Pursuant to the terms of the amended development agreement, MRT agreed to invest up to $8,000,000 to put the first phase of the Cieneguita project into production and complete a feasibility study. The first phase of production is limited to the mining of the mineralized material that is available from the surface to a depth of 15 meters (“First Phase Production”). In exchange, the Company assigned MRT an interest to 74% of the net cash flows from First Phase Production and MRT would earn a 54% ownership interest by spending up to $4,000,000 to take the Cieneguita project through the feasibility stage.

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
Three Months Ended May 31, 2012

6.MINERAL PROPERTIES (continued)

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

Based on production at Cieneguita, the joint venture paid $90,000 during the three months ended May 31, 2012 (February 29, 2012 - $227,241) to the Cieneguita owners. As of May 31, 2012, Corporativo Minero has been paid a total of $1,267,241 for the Cieneguita property. The Company is not in default on its payments for the Cieneguita property.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Three Months Ended May 31, 2012

6.MINERAL PROPERTIES (continued)

On February 12, 2009, the Company entered into a definitive agreement for development of the Cieneguita project with MRT. The definitive agreement covered project financing of up to $9,000,000. The major points of the agreement were as follows:

(i)
MRT and/or its investors will subscribe for $1,000,000 of a secured convertible debenture at 8% interest (payable in stock or cash). The debenture was convertible into units at $0.60 per unit. Each unit comprised two common shares and one warrant. Each warrant is exercisable at $0.50 per share for a period of three years. The placement will be used for continued development of the Company’s properties and general working capital.

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
Three Months Ended May 31, 2012

6.MINERAL PROPERTIES (continued)

The major terms of the amended development agreement with MRT and Marje Minerals were as follows:

(i)
MRT purchased $1,000,000 of secured convertible debentures at 8% interest (payable in stock or cash). The proceeds from this investment were used for continued development and exploration of the Cieneguita project and general working capital. On November 5, 2009, MRT exercised its conversion rights on the debenture and MRT was issued 3,333,333 common shares and a warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.50 per share.

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

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Three Months Ended May 31, 2012

6.MINERAL PROPERTIES (continued)

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
Three Months Ended May 31, 2012

6.MINERAL PROPERTIES (continued)

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

In May 2012, the Company transferred its interest in concessions at the Encino Gordo project located in the Barranca region of Chihuahua State in Mexico, which included two concessions owned by the Company and two additional concessions the Company had the option to acquire, to MRT.  In connection with the transfer, MRT paid $100,000 cash, waived $200,000 in payments the Company owed to MRT in connection with the Encino Gordo Project and agreed to assume all of the Company’s obligations related to the transferred concessions.

Cerro Delta

In February 2011, the Company management entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectare Cerro Delta project in northwest La Rioja Province, Argentina. Under the terms of the agreement, the Company must pay $150,000 upon signing (paid), and $200,000 on the first anniversary (the Company has paid $140,000 of the $200,000 amount due and is negotiating the terms for the balance of the payments), $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the project payable on the sixth anniversary of the signing. The vendor will retain a 1% NSR (note 17).

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Three Months Ended May 31, 2012

7.	PROMISSORY NOTES

As at May 31, 2012, the Company had $nil (February 29, 2012 - $nil) of promissory notes outstanding, comprising the following:

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

As at May 31, 2012, there were loans payable in the amount of $6,484 (February 29, 2012- $12,887), which are all current. The loans are repayable in monthly instalments of $3,272 (February 29, 2012 – $3,272), including interest of 7.50% per annum.

9.	PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock. The Company’s board of directors is authorized to divide the preferred stock into series, and with respect to each series, to determine the preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, and the number of shares constituting the series and the designations of such series. The board of directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting rights of the holders of common stock, which issuance could have certain anti-takeover effects. There were no shares of preferred stock issued or outstanding at May 31, 2012 or February 29, 2012.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Three Months Ended May 31, 2012

10.	COMMON STOCK

In May 2012, the Company converted subscription proceeds of $45,000 and issued 300,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and two warrants each exercisable at $0.20 and $0.30, which expire in two years.

In April 2012, the Company issued 235,294 common shares pursuant to a debt settlement agreement to settle $40,000 of debt. The shares were valued at the time of issuance at $0.17 per share.

In April 2012, the Company issued 250,000 common shares to a consultant pursuant to a consulting agreement. The shares were valued at the time of issuance at $0.18 per share.

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
Three Months Ended May 31, 2012

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

In the three months ended May 31, 2012, the Company awarded nil options to purchase common shares (May 31, 2011 – 1,600,000) and recorded stock-based compensation expense for the vesting options of $86,600 (May 31, 2011- $146,175). The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2012 and 2011:

	2013	2012
Expected volatility	-	110.11%
Weighted-average volatility	-	110.11%
Expected dividend rate	-	-
Expected life of options in years	-	10
Risk-free rate	-	3.38%

There were no capitalized stock-based compensation costs at May 31, 2012 or May 31, 2011.

The summary of option activity under the 2009 Option Plan as of May 31, 2012, and changes during the period then ended, is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options	$		Term

Balance at March 1, 2012	0.34	6,215,000
Options granted	-	-
Options exercised	-	-
Options cancelled/forfeited	-	-

Balance at May 31, 2012	0.34	6,215,000	7.39	-

Exercisable at May 31, 2012	0.37	4,915,002	7.02	-

The weighted-average grant-date fair value of options granted during the three months ended May 31, 2012 and May 31, 2011 was $nil and $0.27, respectively.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Three Months Ended May 31, 2012

11.STOCK COMPENSATION PROGRAM (continued)

A summary of the status of the Company’s non-vested options as of May 31, 2012, and changes during the three months ended May 31, 2012, is presented below:

		Weighted-average
		Grant-Date
Non-vested options	Shares	Fair Value
		$

Non-vested at February 29, 2012	1,566,665	0.26
Granted	-	-
Vested	(266,667)	0.27
Cancelled/forfeited	-	-
Non-vested at May 31, 2012	1,299,998	0.27

As of May 31, 2012, there was an estimated $291,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2009 nonqualified stock option plan. That cost is expected to be recognized over a weighted-average period of approximately 1.30 years.

On April 29, 2011, the Company repriced the exercise price of 1,125,000 vested stock options by reducing the exercise prices of $0.36 and $0.44 to $0.28. As a result, the Company recorded incremental stock-based compensation of $6,000 during the year ended February 29, 2012.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Three Months Ended May 31, 2012

12.	WARRANTS

As at May 31, 2012, the Company had a total of 32,709,567 warrants (February 29, 2012 – 32,011,733) outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 32,709,567 shares of common stock in the event that these warrants are exercised.

During the three months ended May 31, 2012, the Company received $nil from warrants exercised.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, February 28, 2011	25,826,733	$0.41
Issued	19,060,000	0.30
Cancelled/expired	(12,875,000)	0.30
Exercised	-	-

Balance, February 29, 2012	32,011,733	$0.35

Issued	1,600,000	0.25
Cancelled	(902,166)	0.59
Exercised	-	-

May 31, 2012	32,709,567	$0.34

As at May 31, 2012, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$

300,000	0.20	May 15, 2014
1,000,000	0.25	April 30, 2022
300,000	0.30	May 15, 2014
3,000,000	0.25	July 26, 2020
300,000	0.25	August 22, 2021
200,000	0.25	September 6, 2013
500,000	0.30	December 31, 2012
3,325,000	0.30	March 17, 2013
1,735,000	0.30	April 13, 2013
500,000	0.30	April 29, 2021
1,500,000	0.30	June 2, 2013
500,000	0.30	July 21, 2013
4,400,000	0.30	December 30, 2013
5,000,000	0.30	December 29, 2016
500,000	0.30	February 20, 2014
100,000	0.30	February 28, 2014
500,000	0.30	February 15, 2022
525,000	0.50	August 15, 2012
1,666,667	0.50	November 5, 2012
5,000,000	0.50	December 24, 2020
200,000	0.65	June 30, 2012
1,257,900	0.75	June 2012 to August, 2013
200,000	1.30	June 30, 2012
200,000	2.00	June 30, 2012
32,709,567

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Three Months Ended May 31, 2012

13.	RELATED PARTY TRANSACTIONS

For the three months ended May 31, 2012, the Company paid or accrued management and directors fees of $120,500 (May 31, 2011- $91,000) to certain officers and directors. The Company also paid or accrued $150,556 (May 31, 2011 - $256,350) to certain officers and directors for exploration property, finders’ fee, travel, office and other related expenses.

The Company also paid consulting fees of $nil (May 31, 2011 - $24,000) to a company owned by a director.

As at May 31, 2012, accounts payable of $273,531 (May 31, 2011 - $474,294) was owing to directors and officers of the Company and $nil (May 31, 2011 - $1,826) was owing to a company controlled by a director. In addition, promissory notes of $nil (May 31, 2011 - $11,130) were owed to a company controlled by a director.

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended May 31, 2012	Three months ended May 31, 2011	Period From Inception of Exploration Stage (March 1, 2004) to May 31, 2012
	$	$	$

Interest paid	-	-	310,053
Common stock issued on conversion of debt	40,000	10,000	4,361,651
Common stock issued on settlement of notes payable	-	17,778	3,908,812
Common stock issued for interest costs	-	-	82,500
Common stock issued for financing costs	-	-	145,000
Common stock issued for mineral property costs	-	-	799,333
Common stock issued for bonuses	-	-	512,750
Shares issued for services	45,000	127,500	921,840

15.	SUBSEQUENT EVENTS

In June 2012, the Company issued 194,444 common shares pursuant to a debt settlement agreement to settle $20,000 of debt. The shares were valued at the time of issuance at $0.10 per share.

On July 13, 2012, the Company completed a $2.1 million private placement offering (the “Offering”).  In the Offering, the Company issued 17,500,000 shares of its common stock at a subscription price of $0.12 per share. Of the aggregate purchase price, $1,050,000 was paid in cash and $1,050,000 was paid through the transfer of real property in Argentina valued at $1,050,000.

The Company intends to liquidate the real property it acquired as soon as practical. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes, including supporting the scoping study for its Cieneguita Project in Mexico and the exploration program for its Cerro Delta Project in Argentina.

The Company paid a finder’s fee of $84,000 and 700,000 shares of common stock.

On July 16, 2012, the Board of Directors of the Company approved the conversion of outstanding fees in the amount of $51,900 owed to the Company’s directors into shares of the Company’s common stock, at a conversion price of $0.10 per share.

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

Overview

We are a development stage company and have generated only limited revenues from our Cieneguita project to date, and have not yet generated or realized any revenue from our other exploration projects. As of May 31, 2012, we had $74,819 in our bank account.

In September 2011, we executed an amended and restated development agreement (the ”Agreement”) pursuant to a binding letter agreement signed in June 2011 with Minera Rio Tinto, S.A. de C.V. an entity organized under the laws of the United Mexican States (“MRT”) and Marje Minerals S.A., an entity organized under the laws of the United Mexican States (“Marje Minerals”), concerning the restructuring of the prior agreements between the parties, including their respective ownership interests in our Cieneguita project in Chihuahua State, Mexico.

The parties agreed to restructure their respective ownership interests in the Cieneguita project as follows:

Holder	Ownership Percentage	Net Cash Flow Interest From First Phase Production	Net Cash Flow Interest Following First Phase Production
MRT	20%	74%	20%
Marje Minerals	0%	6%	0%
Pan American	80%	20%	80%

We receive 20% of the net operating profits after royalties for material processed through a small-scale pilot operation and mined from the first 15 meters depth of the Cieneguita deposit until December 31, 2012. To discourage deeper mining by MRT all other material processed (below 15 meters) from the property, our interest is 80% and MRT is reduced to a 20% working interest, subject to certain dilution provisions.  In comparison, the current market rate for contract mining in the region is for the property owner to receive approximately 20% of net cash flow while the contract miner receives 80% for mining and processing and selling the resulting concentrate.

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

In February 2011, we entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000-hectare Cerro Delta Project in northwest La Rioja Province, Argentina. Under the terms of the agreement, we must pay $150,000 upon signing (paid), $200,000 (the Company has paid $140,000 and is negotiating payment for the remainder) on the first anniversary, $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta Project payable on the sixth anniversary of the signing. The vendor will retain an 1% net smelter revenue (“NSR”).

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

For the three months ended May 31, 2012, the joint venture with MRT, as described further below, had generated net cash flows from the tuning and start-up operations of approximately $2,960,000 of which $592,000 is attributable to us under the joint venture agreement. Mining of higher grade zone of mineralization is currently underway. The result of initial mining of the zone is an increase in production to a record 1,624 oz/Au eq. in June 2012 compared to an average of 1334 oz/Au eq. during the first three months of 2012. This is a pilot operation by MRT which is to end December 31, 2012 after which MRT will have the opportunity to earn a 20% interest from our 100% interest in the deposit as it is developed according to the results of an ongoing preliminary economic assessment (PEA) which  is progressing under the guidance of M3 Engineering of Tucson, Arizona. The company is in talks with MRT regarding increasing its portion of the net cash flow from the operation and allowing the continuation of this pilot operation until December 2013. At its current 500 TPD rate of production the company estimates that mining until 2013 would affect approximately 2% of the current resource.  This is without attributing any of the potential additions to the resource from the North East extension.

The recent private placement will provide funding to allow for the timely completion of the Cieneguita PEA which is currently anticipated to be late Q3 to early Q4 2012. Metallurgical testing is currently nearing completion, as is an updated geologic model of the deposit and associated mineralization. Preliminary site layout work has been completed and is awaiting confirmation of ongoing geotechnical work related to mine waste rock dumps and sulfide flotation tailings.

Despite the improvements there remains significant risk to us for this type of extracting of mineralized material because we will not have established reserves at Cieneguita until an independent feasibility study is completed. Consequently, without a feasibility study we cannot predict if the extraction and processing of mineralized material from the Cieneguita property will result in future cash flow. A $2.1 million private placement of 17.5 million shares at $0.12 has subsequently been completed on July 13th, 2012. Of the $2.1 million raised $1,050,000 was cash and the balance consisted of assets held in Argentina with an estimated value of $1,050,000. Part of the cash portion of the financing is intended to fully fund the completion of an ongoing Preliminary Economic Assessment for a larger mining operation at the Cieneguita. The real estate portion is intended to fund a planned drilling campaign at Cerro Delta this winter of 2012-13. While the company is confident it can sell the real estate assets over the next few months, it cannot give any guarantee that it will occur in time for the planned drilling campaign.

Accordingly, in order to not depend on continued production at the Cieneguita for the 12-month period from June 2012 through May 2013, we will need to raise additional capital to pursue our business plan of preparing a feasibility study and acquiring, exploring and developing additional high impact mineral properties and to provide a buffer for the possibility that the expected net cash flow currently generated by MRT is interrupted.

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

In May 2012, we appointed Andrey Koniuhov as a member of the board of directors. Mr. Koniukov is currently the Director of Advanced Projects for Ployus Gold, the third largest company in the world by reserves.  As the Deputy CEO of Polyus Exploration he directed the brownfield exploration campaigns between 2009 and 2011 that led to the discovery of more than 40 million ounces of gold in the proven, probable, drill indicated and inferred categories,

In January 2012, we appointed Hernan Celorrio as a member of the board of directors. Mr. Celorrio was the President of Barrick Exploraciones Argentina S.A. and a Vice President of Minera Peñoles in Argentina, in addition he was on the board of Directors of Northern Orion Resources and Yamana Resources (Compañia Minera Polimet S.A.) in Argentina.

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

In July 2010, we reincorporated from the State of Colorado to the State of Delaware. The reincorporation was effected pursuant to an agreement and the Merger Agreement, by and between us and Pan American Goldfields Ltd., a Colorado corporation (formerly Mexoro Minerals Ltd.), with Pan American being the surviving corporation. Accordingly, the rights of our shareholders are now governed by Delaware General Corporation Law and the certificate of incorporation and bylaws of Pan American are filed with the State of Delaware.

In May 2010, management decided to drop the Sahuayacan properties due to lack of economic thicknesses and grades of gold mineralization encountered in the drilling program, eliminating any future concession payments on these properties.

In May 2009, we entered into a letter of agreement and in July 2009, we signed the definitive agreement to sell our Guazapares project, located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., and the Mexican subsidiary of Paramount for a total consideration of up to $5.3 million. The Guazapares Project is comprised of 12 claims close to Paramount’s San Miguel discovery. The purchase price is to be paid in two stages, with the first payment of $3.7 million released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1.6 million is due if, by July 10, 2012, either (i) Paramount sells its Mexican subsidiary or (ii) Guazapares is put into production. The definitive agreement closed in October 2009 and a 5.7% commission was paid on the closing of the sale. As of July 18, 2012, none of the two events occurred.

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

Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity. IAdditionally, if our exploration during that time period is successful, we may need to raise additional capital to fund those exploration programs. At this time, we cannot assess with any accuracy our total capital needs to fund an expanded exploration program beyond our basic program.

For the 12-month period from June 2012 through May 2013, in order to not depend on income from our pilot operation at the Cieneguita Mine we will need to raise additional capital to maintain operations. We will need a minimum of $2,400,000, of which $2.1 million was recently raised, a portion of which will be for general and administrative costs. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as detailed below.

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

Exploration Projects – Current Status

To date the exploration program has been focused on preparing the Cerro Delta, Argentina exploration project for a drill program that is scheduled to begin in in the winter of 2012 - 2013.

In December 2011, we hired Mr. Fedor Zhimulev MSc. PhD Honors as our chief geologist while actual management of exploration programs will be under the guidance of Alexander Becker PhD. He was a former senior researcher at the Sobolev Institute of Geology and Mineralogy and has extensive experience conducting fieldwork. In 2009 -2011 he was appointed as leader of the institute’s junior Scientists Community and last year was awarded the Academican Sobolev prize for junior scientists from the Siberian Branch of the Academy of Sciences.

In December 2011, a geological advisor team visited the Cerro Delta project area. The team was headed by Dr. Aleksandr Borisenko and composed of Dr. Alexander Becker, board advisor, and geologist Dr. Fedor Zhimulev. The exploration work developed on the project and the knowledge of similar geological systems in the Maricunga Belt allows us to prepare the immediate drilling stage. It is proposed to start the first drilling campaign for the beginning of this year. The targets are the zones showing gold results at surface and good geophysical responses in terms of resistivity, chargeability and ground magnetics.

Dr. Borisenko is the head of the ore-deposit geology department at Novosibirsk State University in Russia.  He is  a  Dr. of Geology and Mineralogy and the Deputy Director on Scientific Work of the Sobolev Institute of Geology and Mineralogy, Siberian Branch of Russian Academy of Sciences where approximately 680 researchers work under his direction. His work resulted in the discovery of a 3.8 billion ounce silver belt in Mongolia and the Central Khangai gold-belt  also in Mongolia.

Cieneguita Preliminary Economic Assessment (PEA)

Work on the Cieneguita NI 43-101 compliant PEA started in October 2011 with an on-site project kickoff meeting. The primary consultant is M3 Engineering, based in Tucson, Arizona, which has extensive recent and relevant experience with mining projects in Mexico.

At this time, 1,600 kilograms of core samples are being used to generate metallurgical composite samples at Resource Development Inc. (‘RDi’) labs of Denver, Colorado. These composites will undergo a rigorous metallurgical testing program focusing on the optimization of concentrate flotation characteristics. Initial results have demonstrated excellent base and precious metal recoveries at fairly coarse grinds to the bulk sulfide rougher concentrate.  Differential flotation tests have demonstrated that separate lead and zinc concentrates can be produced with gold and silver values split between these two concentrates. Testing is now focused on cleaner flotation tests with results available in June 2012. Hydrogeological and water supply investigations are currently underway with positive results. Geotechnical studies related to the sitting of various project components such as the waste rock dump, tailings pond, process plant are underway. An updated geologic model has been prepared. Environmental baseline studies have been completed.

Following the definition of the most appropriate metallurgical process option, the optimal processing rate will be defined and capital and operating costs estimated. Concurrent with this work an updated mineral resource will be generated as well as a mining schedule. It is anticipated that the results of the PEA will be available in the early fourth quarter of 2012.

The map below shows the location of the Cieneguita Project in the Sierra Madre Sierra region of the State of Chihuahua, Mexico.

Legend
Sediments
Extrusive Ingeous
Intrusive Igneous
Metamorphic
Existing Mines
Exploration
DOLORES
MULATOS
PINOS ALTOS
MORIS
OCAMPO
SAN MIGUEL
PALMAREJO
CIENEGUITA
MONTERDE
BOLIVAR
EL SAUZAL
N

Cerro Delta Exploration

Preparation for 3,500 meters of core drilling at the Cerro Delta project is underway. Geophysical results are being evaluated. The initial field campaign, including 3,500 meters of initial drilling, will be developed at an estimated cost of $3,000,000. The access road has been repaired in preparation for the drilling campaign.

The map below indicates the location of our Cerro Delta Project:

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

Cieneguita

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

The figure below shows the main mineralization zones our drilling work identified at the Cieneguita Project. Areas in red on the figure represent zones exhibiting mineralization areas where grades are >1.5 g/t Au.

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

The proposed 2012 exploration budget for the Cieneguita project totals $790,000 to be primarily used for the funding of a Preliminary Economic Assessment (PEA) of the economics for a larger scale of gold and silver production that is currently occurring. The PEA has been initiated by us and is being conducted by M3 Engineering. The PEA is expected to be completed in Q3 2012.

There are no known reserves on the Cieneguita property.

Encino Gordo

In May 2012, we transferred the concessions at the Encino Gordo project located in the Barranca region of Chihuahua State in Mexico, which included two concessions owned by us and two additional concessions we had the option to acquire, to MRT. In connection with the transfer, MRT paid $100,000 cash, waived $200,000 in payments the Company owed to MRT in connection with the Encino Gordo Project and agreed to assume all of the Company’s obligations related to the transferred concessions. The Company’s Board of Directors determined to transfer the concessions in order to focus its resources on completing the PEA study for the Cieneguita Project

Cerro Delta Project

The main exploration activities for the Cerro Delta have included soil sample and rock chip samples. Assay results and an analysis of the exploration work are compiled and described in our recently filed NI 43-101 for Cerro Delta, and is in compliance with the standards and requirements of Canadian security regulatory authorities. The NI 43-101 report is also available on our website, www.panamericangoldfields.com.

The Cerro Delta project is drill ready and we intend to begin drilling in the fourth quarter of 2012.

Proposed 2011/2012 Program: Exploration Projects – Potential and Next Exploration Stage

Our focus is to advance the Cerro Delta project and we are evaluating other projects of similar merit in Colombia, Argentina and Mongolia. Dr. Zhimulev is conducting the exploration work at Cerro Delta and the exploration of some gold projects in the south part of Columbia where the presence of large mineralized hydrothermal breccias have been outlined and numerous small scale mining workings to exploit narrow high grade silver and gold veins are found. The Company has also entered into an agreement to acquire a significant project in Mongolia which it hopes to conclude in the first quarter of 2013. The Company expects that it will be able to operate in Mongolia in an efficient and highly effective manner because of the addition of Dr. Borisenko and Dr. Zhimulev, who are experts in Mongolian Geology, and also because of its access to Novosibirsk specialists.

The Cerro Delta project is drill ready and we believe it is a high impact exploration project which contains a large anomalous gold zone and other similarities to other deposits in the area. We anticipate working aggressively on this property in concurrence with our work in Mexico. See Cerro Delta below.

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

RESULTS OF OPERATIONS

Three months ended May 31, 2012 compared to the three ended May 31, 2011.

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

Pan American earned its 20% proportionate net cash flows of $592,000 (May 31, 2011 - $53,000) from the joint venture with MRT from the gold production during the three months ended May 31, 2012. Other than the revenue from the joint venture with MRT, we did not have commercial production of any of our properties in the three months ended May 31, 2011. We cannot provide any assurances that we will continue to earn revenues of any significance from the joint venture with MRT, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Costs

We incurred operating costs of $138,000 during the three months ended May 31, 2012 (May 31, 2011 – $103,000) as a portion of the operating costs of production at Cieneguita in the joint venture with MRT.

Expenses

Our operating loss decreased marginally to $901,000 for the three months ended May 31, 2012 compared to $944,000 for the three months ended May 31, 2011.

General and administrative expenses decreased to $826,000 in the three ended May 31, 2012 compared to $894,000 in the three ended May 31, 2011. The decrease during the current three month periods is primarily attributable to lower travel and promotion related expenses and stock-based compensation. The non-cash stock-based compensation expense amounted to $259,000 in 2012 compared to $361,000 in 2011. The amount for the three-month period in 2012 had $87,000 of stock-based compensation expense relating to options granted to officers, directors, consultants, $127,000 of stock-based compensation relating to warrants and $45,000 stock-based compensation in the form of shares issued to consultants. The amount for the corresponding period in 2011 relates to stock options granted to officers, directors and consultants of $146,000 and for stock-based compensation relating to warrants of $87,000.

Accounting and legal fees of $30,000 in the three months ended May 31, 2012 was marginally higher as compared to $24,000 in the three months ended May 31, 2011.

Mineral exploration in the three months ended May 31, 2012 increased to $645,000 compared to $55,000 for the three months ended May 31, 2011, as the Company started a preliminary exploration program on Cerro Delta project in September 2011 and a preliminary economic assessment report on Cieneguita.

Loss

Our net loss decreased to $702,000 for the three months ended May 31, 2012 compared to $974,000 for the three months ended May 31, 2011. The decrease in our loss was primarily attributable to higher revenue from sale of gold offset by higher mineral exploration expense.

We anticipate that we will continue to incur a loss until such time as we can achieve significant revenues from sale of gold recovered from our Mexican mineral properties, if ever. There is no assurance that we will achieve any significant revenues from sale of gold.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage. As of May 31, 2012, we had total assets of $738,000, total liabilities of $1,827,000 and a deficit of $50,403,556 accumulated during the development stage.

Cash and Working Capital

We had cash and cash equivalents of $75,000 as of May 31, 2012, compared to cash of $118,000 at February 29, 2012 and $502,000 at May 31, 2011. We had working capital deficit of $1,116,000 as of May 31, 2012, compared to a working capital deficit of $856,000 as of February 29, 2012 and working capital deficit of $1,419,000 as of May 31, 2011.

During the first quarter of fiscal 2013, we increased the activities for our exploration program considerably and have continued to incur corporate administrative expenses, for which, we were unable to raise sufficient funds to pay many of our suppliers. Our accounts payable and accrued liabilities increased from $1,371,000 as of February 29, 2012 to 1,827,000 in the first quarter of fiscal 2013, most of which are being carried forward from 2011. Of the $1,827,000 accounts payable and accrued liabilities as of May 31, 2012, $878,000 related to exploration expenses.

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

Cash Used in Operating Activities

Cash used in operating activities decreased to $105,000 for the three months ended May 31, 2012 compared to $571,000 for the three months ended May 31, 2011. The cash used in operating activities was primarily for general and administrative expenses.

Investing Activities

Cash provided by investing activities amounted to $50,000 for the three months ended May 31, 2012 compared to $nil for the three months ended May 31, 2011. The cash provided by financing activities consisted of sale of equipment.

Financing Activities

Cash provided by financing activities amounted to $38,000 for the three months ended May 31, 2012 compared to cash used by financing activities of $665,000 for the three months ended May 31, 2011. The cash provided by financing activities consisted of $45,000 from private placement offset by repayment of loan.

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

We have a history of operating losses and will need to raise additional capital to fund our planned operations. As at May 31, 2012, we had working capital deficiency of $1,116,000 (May 31, 2011– working capital deficiency of $1,419,000) and an accumulated deficit during the exploration stage of $50,404,000 (May 31, 2011 - $47,268,000). These conditions raise substantial doubt about our ability to continue as a going concern.

There is no assurance that our operations will be profitable. We have conducted private placements of convertible debt and common stock, which have generated funds to satisfy all of the initial cash requirements of our planned Mexican mining ventures. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

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

ITEM 4CONTROLS AND PROCEDURES

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

Internal Control over Financial Reporting

Management is responsible for the preparation of the financial statements and related financial information appearing in this Quarterly Report on Form 10-Q. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of our internal control over financial reporting as of February 28, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of February 29, 2012, we have a material weakness in its internal control over financial reporting. Specifically, the management determined that we did not have sufficient personnel resources within the accounting function to segregate the duties and lack of oversight by an audit committee. Accordingly, our internal control over financial reporting is ineffective as of February 29, 2012.

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

This interim report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

/S/ Neil Maedel
Name:  Neil Maedel
Title: Chairman
Date:  July 20, 2012