Form 10-Q
period 2012-08-31
PAN AMERICAN GOLDFIELDS LTD
filed 2012-10-22
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

As of October 22, 2012, the registrant had 93,757,801 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)

August 31, 2012

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	August 31 2012	February 29 2012
	(Unaudited)	(Audited)
	$	$
Assets

Current
Cash and cash equivalents	163,585	117,892
Accounts receivable	1,176,601	282,683
Inventory	-	64,202
Prepaid expenses	3,482	50,686
Real estate held for sale	1,050,000	-
	2,393,668	515,463

Equipment (note 4)	26,798	166,204

Total assets	2,420,466	681,667

Liabilities

Current
Accounts payable and accrued liabilities	1,379,016	1,358,302
Loans payable (note 8)	-	12,887

Total liabilities	1,379,016	1,371,189

Stockholders’ deficiency
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil
Common stock
Authorized: 200,000,000 shares without par value
Issued: 91,091,135 (2012 – 71,192,397) (note 10)	36,593,025	34,232,125
Additional paid-in capital	16,163,680	15,986,080
Stock subscriptions	607,238	557,238
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(50,534,822)	(49,701,810)
Accumulated other comprehensive income	215,756	240,272
Total stockholders’ deficiency	1,041,450	(689,522)

Total liabilities and stockholders’ deficiency	2,420,466	681,667

Going-concern (note 3)
Commitments (notes 6 and 12)
Subsequent events (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31		Period From March 1, 2004 (Inception of Exploration Stage) to August 31
	2012	2011	2012	2011	2012
Net sales	$1,958,376	$466,903	$3,011,730	$795,031	$6,797,175
Cost of goods sold	601,636	167,303	925,238	321,249	2,610,613
Gross margin	1,356,740	299,600	2,086,492	473,782	4,186,562

Expenses
General and administrative	854,579	898,186	1,680,294	1,792,682	24,896,453
Mineral exploration (note 6)	364,935	64,360	1,009,875	119,753	11,141,730
Impairment of mineral property Costs	150,000	33,721	310,000	201,826	18,570,059

Operating loss	(12,774)	(696,667)	(913,677)	(1,640,479)	(50,421,680)

Other income (expenses)
Deposit on equipment written off	-	-	-	-	(25,300)
Foreign exchange	13,985	(110,294)	(3,948)	(139,342)	(593,797)
Interest expense	(821)	(22,363)	(7,314)	(42,622)	(5,362,620)
Other income	26,916	7,883	268,972	11,975	688,288
Gain on disposal of assets	-	-	-	-	15,130
Gain (loss) on sale of assets	(452)	-	31,691	-	4,420,065
Gain (loss) on settlement of debt	(158,120)	210,000	(208,736)	224,665	745,092

Net loss	(131,266)	(611,441)	(833,012)	(1,585,803)	(50,534,822)

Accumulated deficit, beginning	(50,403,556)	(47,268,285)	(49,701,810)	(46,293,923)	-

Accumulated deficit, ending	$(50,534,822)	$(47,879,726)	$(50,534,822)	$(47,879,726)	$(50,534,822)

Other comprehensive income
Foreign exchange gain (loss) on translation	$17,358	$66,184	$(24,516)	$30,377	$215,756
Total comprehensive loss	$(113,908)	$(545,257)	$(857,528)	$(1,555,426)	$(50,319,066)

Total loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares of common stock – basic and diluted	81,183,606	61,657,577	76,311,595	59,894,805

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Six Months Ended August 31		Period from March 1, 2011 (Inception of Exploration Stage) to August 31
	2012	2011	2012
Cash flows from operating activities
Net loss	$(833,012)	$(1,585,803)	$(50,534,822)
Adjustments to reconcile net (loss) to net cash flows:
Write off of note receivable	-	-	57,500
Impairment of mineral property costs	-	150,000	14,421,668
Issuance of shares for consulting services	-	-	510,590
Issuance of shares for interest costs	-	-	82,500
Discount on convertible debenture	-	-	569,549
Deposit on equipment written off	-	-	25,300
Gain on disposal of assets	-	-	(15,130)
Gain on sale of assets	31,691	-	(4,358,263)
Non-cash component of gain on settlement of debt	208,736	(224,665)	(786,907)
Beneficial conversion feature	-	-	4,081,091
Stock-based compensation	348,000	725,725	12,588,436
Amortization	8,960	23,013	355,263
Net change in operating assets and liabilities:
Prepaid expense	46,229	61,507	(5,399)
Accounts receivable	(933,270)	(149,809)	(918,713)
Inventory	64,202	-	-
Customer deposits	-	-	(194,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	80,037	10,577	7,327,113
Cash used in operating activities	(978,427)	(989,455)	(16,685,696)
Investing activities
Sale of equipment	49,650	-	82,966
Purchase of property and equipment	(584)	-	(604,201)
Cash provided (used) in investing activities	49,066	-	(521,235)
Financing activities
Proceeds from loans payable	-	-	316,617
Proceeds from notes payable	-	-	3,162,196
Proceeds from convertible debentures	-	-	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(12,887)	(12,876)	(309,736)
Repayment of notes payable	-	-	(586,620)
Repayment of convertible debentures	-	-	(2,051,047)
Stock subscriptions	1,008,600	670,904	3,326,862
Issuance of common stock	-	-	2,756,994
Cash provided (used) by financing activities	995,713	658,028	17,300,143
Net change in cash	66,352	(331,427)	93,212
Effect of foreign currency translation on cash	(20,659)	(132)	48,296
Cash and cash equivalents, beginning	117,892	407,912	22,077
Cash and cash equivalents, ending	$163,585	$76,353	$163,585

Supplemental cash flow information (note 14)
The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2012

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

In February 2011, the Company entered into an agreement with Compañia Minera Alto Rio Salado S.A. (“Compañia Minera”), a private Argentine entity, for the acquisition of the 15,000 hectares Cerro Delta Project in northwest La Rioja Province, Argentina. The agreement became effective in March 2011. Under the terms of the agreement, the Company is required to pay $150,000 upon signing (paid) the agreement, $200,000 on the first anniversary (paid), $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta project payable on the sixth anniversary of the signing. The vendor will retain a 1% net smelter return (“NSR”) (note 6).

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
Six Months Ended August 31, 2012

2.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Recent accounting pronouncements

(i)
On June 16, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Implementation of the provisions of ASU 2011-05 did not have a material effect on the financial position, results of operations or cash flows of the Company, as the Company currently presents a continuous statement of operations and comprehensive income (loss).

(ii)
On May 12, 2011, the FASB issued ASU 2011-04. The ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework.  Thus, there are few differences between the ASU and its international counterpart, IFRS 13. This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments.  The ASU is effective for interim and annual periods beginning after December 15, 2011. Implementation of the provisions of ASU 2011-05 did not have a material effect on the financial position, results of operations or cash flows of the Company.

(iii)
In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this update are effective as of the announcement date of March 18, 2010. Implementation of ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.

(iv)
In April 2010, the FASB issued ASU 2010-17, Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption was permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Implementation of ASU 2010-17 did not have a material effect on the financial position, results of operations or cash flows of the Company.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2012

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at August 31, 2012, the Company had a cumulative loss, during its exploration period, of $50,534,822 (February 29, 2012 - $49,701,810). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations from its investment in Mexican and Argentine mining ventures (note 6). In addition, the Company has conducted private placements of common stock and convertible debt (note 10), which have generated a portion of the initial cash requirements for its planned mining ventures (note 6).

In July 2012, the Company completed a private placement of 17,500,000 shares at $0.12 per share for total gross proceeds of $1,050,000 in cash and an additional $1,050,000 of real property in Argentina.

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

In July 2009, the Company signed a definitive agreement to sell its Guazapares project located in southwest Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5,300,000. The purchase price is to be paid in two stages. The first payment of $3,700,000 was released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1,600,000 is due if, within 36 months following execution of the letter of agreement (July 10, 2009), either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production.  As of October 22, 2012, none of these two events occurred.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2012

4.	EQUIPMENT

	August 31, 2012			February 29 2012
	Cost	Accumulated	Net Book	Net Book
		Depreciation	Value	Value
	$	$	$	$

Software	23,836	18,300	5,536	5,944
Machinery	14,092	6,337	7,755	142,957
Vehicles	74,497	68,312	6,185	9,418
Computers	24,132	23,521	611	98
Office equipment	15,835	9,124	6,711	7,787
	152,392	125,594	26,798	166,204

5.	JOINT VENTURE WITH MRT

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

The Company’s proportionate share of revenues was $3,011,730 and proportionate share of the net profit was $1,692,773 for the six months ended August 31, 2012. The Company’s proportionate share of accounts receivable of the joint venture was $990,884 respectively, at August 31, 2012. The joint venture did not have any other assets or liabilities at August 31, 2012.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2012

6.	MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the six months ended August 31, 2012:

	Cieneguita	Cerro Delta	New Projects	Total
	$	$	$	$

Drilling and sampling	-	13,910	3,854	17,764
Field work preparations	-	369,204	-	369,204
Land use permits	8,604	-	-	8,604
Travel	5,948	-	-	5,948
Consulting	454,195	7,265	-	461,460
Equipment	88,801	-	-	88,801
General	6,543	892	50,659	58,094
	564,091	391,271	54,513	1,009,875

The Company incurred exploration expenses as follows in the six months ended August 31, 2011:

	Cieneguita	Cerro Delta	Encino Gordo	Total
	$	$	$	$
Geological, geochemical, geophysics	17,156	25,515	-	42,671
Land use permits	7,817	-	2,259	10,076
Automotive	21,388	-	-	21,388
Travel	2,910	-	-	2,910
Consulting	10,912	27,036	-	37,948
Equipment	572	-	-	572
General	2,806	1,382	-	4,188
	63,561	53,933	2,259	119,753

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2012

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
Six Months Ended August 31, 2012

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

Based on production at Cieneguita, the joint venture paid $180,000 during the six months ended August 31, 2012 (February 29, 2012 - $227,241) to the Cieneguita owners. As of August 31, 2012, Corporativo Minero has been paid a total of $1,357,241 for the Cieneguita property. The Company is not presently in default on its payments for the Cieneguita property.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2012

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
Six Months Ended August 31, 2012

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
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2012

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

The following were additional material terms of the New Agreement:

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
Six Months Ended August 31, 2012

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

Cerro Delta

In February 2011, the Company management entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectare Cerro Delta project in northwest La Rioja Province, Argentina. Under the terms of the agreement, the Company must pay $150,000 upon signing (paid), and $200,000 on the first anniversary (paid), $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the project payable on the sixth anniversary of the signing. The vendor will retain a 1% NSR.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2012

7.	PROMISSORY NOTES

As at August 31, 2012, the Company had $nil (February 29, 2012 - $nil) of promissory notes outstanding, comprising the following:

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

As at August 31, 2012, there were loans payable in the amount of $nil (February 29, 2012- $12,887). The loans were repayable in monthly instalments of $nil (February 29, 2012 – $3,272), including interest of 7.50% per annum.

9.	PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock. The Company’s board of directors is authorized to divide the preferred stock into series, and with respect to each series, to determine the preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, and the number of shares constituting the series and the designations of such series. The board of directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting rights of the holders of common stock, which issuance could have certain anti-takeover effects. There were no shares of preferred stock issued or outstanding at August 31, 2012 or February 29, 2012.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2012

10.	COMMON STOCK

In July 2012, the Company converted outstanding fees in the amount of $71,900 owed to the Company’s directors into shares of the Company’s common stock, at a conversion price of $0.10 per share.

In July 2012, the Company completed a $2.1 million private placement offering, whereby the Company issued 17,500,000 shares of its common stock at a subscription price of $0.12 per share. Of the aggregate purchase price, $1,050,000 was paid in cash and $1,050,000 was paid through the transfer of real property in Argentina. The Company intends to liquidate this property as soon as practical. In conjunction with the offering, the Company paid a finder’s fee of $84,000 and 700,000 shares of common stock.

In June 2012, the Company issued 194,444 common shares pursuant to a debt settlement agreement to settle $20,000 of debt. The shares were valued at the time of issuance at $0.10 per share.

In May 2012, the Company converted subscription proceeds of $45,000 and issued 300,000 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $0.20 of subscription proceeds. Each unit consists of one share of the Company’s common stock and two warrants each exercisable at $0.20 and $0.30, which expire in two years.  In July 2012, the Company paid a finder’s fee of $2,400 related to the private placement.

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
Six Months Ended August 31, 2012

10.COMMON STOCK (continued)

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

In the six months ended August 31, 2012, the Company awarded nil options to purchase common shares (August 31, 2011 – 1,600,000) and recorded stock-based compensation expense for the vesting options of $102,200 (August 31, 2011- $220,975). The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in fiscal 2013 and 2012:

	2013	2012
Expected volatility	-	110.11%
Weighted-average volatility	-	110.11%
Expected dividend rate	-	-
Expected life of options in years	-	10
Risk-free rate	-	3.38%

There were no capitalized stock-based compensation costs at August 31, 2012 or August 31, 2011.

The weighted-average grant-date fair value of options granted during the six months ended August 31, 2012 and August 31, 2011 was $nil and $0.27, respectively.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2012

11.STOCK COMPENSATION PROGRAM (continued)

The summary of option activity under the 2009 Option Plan as of August 31, 2012, and changes during the period then ended, is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options	$		Term

Balance at March 1, 2012	0.34	6,215,000
Options granted	-	-
Options exercised	-	-
Options cancelled/forfeited	-	-

Balance at August 31, 2012	0.34	6,215,000	7.14	-

Exercisable at August 31, 2012	0.36	5,081,669	6.82	-

A summary of the status of the Company’s non-vested options as of August 31, 2012, and changes during the six months ended August 31, 2012, is presented below:

		Weighted-average
		Grant-Date
Non-vested options	Shares	Fair Value
		$

Non-vested at February 29, 2012	1,566,665	0.26
Granted	-	-
Vested	(433,334)	0.27
Cancelled/forfeited	-	-
Non-vested at August 31, 2012	1,133,331	0.27

As of August 31, 2012, there was an estimated $275,400 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2009 nonqualified stock option plan. That cost is expected to be recognized over a weighted-average period of approximately 1.07 years.

On April 29, 2011, the Company repriced the exercise price of 1,125,000 vested stock options by reducing the exercise prices of $0.36 and $0.44 to $0.28. As a result, the Company recorded incremental stock-based compensation of $6,000 during the year ended February 29, 2012.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2012

12.	WARRANTS

As at August 31, 2012, the Company had a total of 31,979,624 warrants (February 29, 2012 – 32,011,733) outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 31,979,624 shares of common stock in the event that these warrants are exercised.

During the six months ended August 31, 2012, the Company received $nil from warrants exercised.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, February 28, 2011	25,826,733	$0.41
Issued	19,060,000	0.30
Cancelled/expired	(12,875,000)	0.30
Exercised	-	-

Balance, February 29, 2012	32,011,733	$0.35

Issued	1,600,000	0.25
Cancelled/expired	(1,632,109)	0.58
Exercised	-	-

August 31, 2012	31,979,624	$0.34

As at August 31, 2012, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$
300,000	0.20	May 22, 2014
1,000,000	0.25	April 30, 2022
3,000,000	0.25	July 26, 2020
300,000	0.25	August 22, 2021
200,000	0.25	September 6, 2013
300,000	0.30	May 15, 2014
500,000	0.30	December 31, 2012
3,325,000	0.30	March 17, 2013
1,735,000	0.30	April 13, 2013
500,000	0.30	April 29, 2021
1,500,000	0.30	June 2, 2013
500,000	0.30	July 21, 2013
4,400,000	0.30	December 30, 2013
5,000,000	0.30	December 29, 2016
500,000	0.30	February 20, 2014
100,000	0.30	February 28, 2014
500,000	0.30	February 15, 2022
5,000,000	0.30	December 24, 2020
1,666,667	0.50	November 5, 2012
200,000	0.65	September 30, 2012
1,052,957	0.75	September 2012 to October 2012
200,000	1.30	September 30, 2012
200,000	2.00	September 30, 2012
31,979,624

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2012

13.	RELATED PARTY TRANSACTIONS

For the six months ended August 31, 2012, the Company paid or accrued management and directors fees of $245,000 (August 31, 2011- $188,000) to certain officers and directors. The Company also paid or accrued $216,843 (August 31, 2011 - $348,423) to certain officers and directors for exploration property, finders’ fee, travel, office and other related expenses.

The Company also paid consulting fees of $19,500 (August 31, 2011 - $32,000) to a company owned by a director.

As at August 31, 2012, accounts payable of $209,820 (August 31, 2011 - $40,139) was owing to directors and officers of the Company and $nil (August 31, 2011 - $10,000) was owing to a company controlled by a director.

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended August 31, 2012	Six months ended August 31, 2011	Period From Inception of Exploration Stage (March 1, 2004) to August 31, 2012
	$	$	$

Interest paid	-	-	310,053
Common stock issued on conversion of debt	131,900	128,651	4,453,551
Common stock issued on settlement of notes payable	-	17,778	3,908,812
Common stock issued for interest costs	-	-	82,500
Common stock issued for financing costs	84,000	-	229,000
Common stock issued for mineral property costs	-	-	799,333
Common stock issued for bonuses	-	-	512,750
Shares issued for services	45,000	268,750	921,840

15.	SUBSEQUENT EVENTS

On September 5, 2012, the Company entered into a second amended and restated development agreement (“Second Amended and Restated Development Agreement”) with MRT related to the mineral exploration, production and development of the Company’s Cieneguita Project. Under the Second Amended and Restated Development Agreement, the Company’s share of net cash flow from the pilot project operated by MRT on the Cieneguita project increases from 20% to 29% beginning retroactive to March 1, 2012 through December 31, 2012.  Beginning January 1, 2013 through December 31, 2013, the Company’s share of net cash flow from the pilot project increases to 35%. At all times, the Company retains its 80% ownership interest in the entire Cieneguita Project. This agreement eliminates the additional fees previously payable by MRT for minerals mined below the first 15 meters.

The Second Amended and Restated Development Agreement extended the date of the pilot project from December 31, 2012 to December 31, 2013. MRT may terminate the pilot project by providing the Company with ninety (90) days advanced written notice, and the Company may terminate the pilot project upon an uncured breach of the Second Amended and Restated Development Agreement by MRT.

In connection with the revised development agreement, MRT also purchased 2 million shares of the Company’s common stock at a price of $0.12 per share for net proceeds of $240,000 pursuant to the Company’s private placement subscription agreement. The Company will issue the shares to MRT in reliance on exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

Overview

We are an exploration stage company and have generated only limited revenues from our Cieneguita project to date, and have not yet generated or realized any revenue from our other exploration projects. As of August 31, 2012, we had $163,585 in our bank account.

In September 2011, we executed an amended and restated development agreement pursuant to a binding letter agreement signed in June 2011 with Minera Rio Tinto, S.A. de C.V. an entity organized under the laws of the United Mexican States (“MRT”) and Marje Minerals S.A., an entity organized under the laws of the United Mexican States (“Marje Minerals”), concerning the restructuring of the prior agreements between the parties, including their respective ownership interests in our Cieneguita project in Chihuahua State, Mexico.

The parties agreed to restructure their respective ownership interests in the Cieneguita project as follows:

Holder	Ownership Percentage	Net Cash Flow Interest From First Phase Production	Net Cash Flow Interest Following First Phase Production
MRT	20%	74%	20%
Marje Minerals	0%	6%	0%
Pan American	80%	20%	80%

We receive 20% of the net operating profits after royalties for material processed through a small-scale pilot operation and mined from the first 15 meters depth of the Cieneguita deposit until December 31, 2012. To discourage deeper mining by MRT, our interest is 80% and MRT is reduced to a 20% working interest, subject to certain dilution provisions for all other material processed (below 15 meters) from the property following the first phase. In comparison, the current market rate for contract mining in the region is for the property owner to receive approximately 20% of net cash flow while the contract miner receives 80% for mining, processing and selling the resulting concentrate.

Pan American and MRT shall be responsible for the cost of a feasibility study on a pro rata basis based on their respective amended ownership percentages of the Cieneguita project.

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

In July 2011, we entered into an agreement with M3 Engineering and Technology Corporation (“M3 Engineering”) for the execution and completion of a National Instrument 43- 101 (“NI 43-101”) compliant Preliminary Economic Assessment (“PEA”) for the Cieneguita project.

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

For the six months ended August 31, 2012, the joint venture with MRT, as described further below, had generated net cash flows from the tuning and start-up operations of approximately $10,385,000 of which $3,012,000 is attributable to us under the joint venture agreement. During July, August mining focused on a higher grade zone with a respective 1,246, 1,283 and 1,215 Au eq. ounces produced.  Since then mining has focused on a higher grade zone northeast of pit 3. This is a pilot operation by MRT which is to end December 31, 2013.  Our portion of net cash flow is currently 29% and will rise to 35% beginning January 1st 2013. Following the expiry of the agreement on December 31st MRT will have the opportunity to earn a 20% interest from our 100% interest in the deposit as it is developed according to the results of an ongoing PEA which is progressing under the guidance of M3 Engineering. The PEA is expected to be completed in Q4 2012  At its current 500 TPD rate of production, we estimate that mining until December 2013 would affect approximately 2% of the current resource, without attributing any of the potential additions to the resource from the north-east extension. MRT has advised the company that additions to the Cieneguita mill are planned with the intention of increasing the amount processed per day from 500 tons to approximately 700 tons per day.

The recent private placement will provide funding to allow for the completion of the Cieneguita PEA which is currently expected to be complete in late Q3 to early Q4 2012. Metallurgical testing is currently nearing completion, as is an updated geologic model of the deposit and associated mineralization. Preliminary site layout work has been completed and awaiting confirmation of ongoing geotechnical work related to mine waste rock dumps and sulfide flotation tailings.

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

In July 2012, we completed a private placement issuing 17,500,000 common shares at $0.12 for gross proceeds of $2.1 million. Of the $2.1 million raised, $1,050,000 was cash and the balance consisted of real estate held in Argentina with an estimated value of $1,050,000. A portion of the cash received from the financing is intended to fully fund the completion of the ongoing PEA for a larger mining operation at the Cieneguita property. The real estate portion is intended to fund a planned drilling campaign at our Cerro Delta project this coming winter 2012-13. While we are confident we can sell the real estate assets over the next few months, we cannot give any guarantee that a sale will occur in time for the planned drilling campaign.

Accordingly, in order to not depend on continued production at the Cieneguita project for the 12-month period from September 2012 through August 2013, we will need to raise additional capital to pursue our business plan of preparing a feasibility study and acquiring, exploring and developing additional high impact mineral properties and to provide a buffer for the possibility that the expected net cash flow currently generated by MRT is interrupted.

During this period, we will need to receive from production at the Cieneguita operations a minimum of $2.4 million, a portion of which will be used for general and administrative costs. As continuous operations have only recently begun, we cannot ascertain how reliable this income will be. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as described below.

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

In May 2012, we appointed Andrey Koniuhov as a member of the board of directors. Mr. Koniukov is currently the Director of Advanced Projects for Polyus Gold, the third largest company in the world by reserves. As the Deputy CEO of Polyus Exploration, he directed the brownfield exploration campaigns between 2009 and 2011 that led to the discovery of more than 40 million ounces of gold in the proven, probable, drill indicated and inferred categories,

In January 2012, we appointed Hernan Celorrio as a member of the board of directors. Mr. Celorrio was the President of Barrick Exploraciones Argentina S.A. and a Vice President of Minera Peñoles in Argentina, in addition he was on the board of Directors of Northern Orion Resources and Yamana Resources (Compañia Minera Polimet S.A.) in Argentina.

In July 2011, we entered into an agreement with M3 Engineering for the execution and completion of a NI 43- 101 compliant PEA for the Cieneguita project.

In June 2011, we appointed Neil Maedel as chairman of the board.

In May 2011, we appointed Dr. Alexander Becker as advisor to the board of directors, who has a PhD in Structural Geology, and an extensive history as an exploration geologist to assist us with the selection and development of exploration projects.

In February 2011, we entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000-hectare Cerro Delta Project in northwest La Rioja Province, Argentina. Under the terms of the agreement, we must pay $150,000 upon signing (paid), $200,000 on the first anniversary (the Company has paid $140,000 and is negotiating payment for the remainder), $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta Project payable on the sixth anniversary of the signing. The vendor will retain a 1% NSR.

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

In May 2009, we entered into a letter of agreement and in July 2009, we signed the definitive agreement to sell our Guazapares project, located in south western Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., and the Mexican subsidiary of Paramount for a total consideration of up to $5.3 million. The Guazapares Project is comprised of 12 claims close to Paramount’s San Miguel discovery. The purchase price is to be paid in two stages, with the first payment of $3.7 million released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1.6 million is due if, by July 10, 2012, either (i) Paramount sells its Mexican subsidiary or (ii) Guazapares is put into production. The definitive agreement closed in October 2009 and a 5.7% commission was paid on the closing of the sale. As of July 18, 2012, none of the two events had occurred.

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

On September 5, 2012, the Company entered into a second amended and restated development agreement (“Second Amended and Restated Development Agreement”) with MRT related to the mineral exploration, production and development of the Company’s Cieneguita Project. Under the Second Amended and Restated Development Agreement, the Company’s share of net cash flow from the pilot project operated by MRT on the Cieneguita project increases from 20% to 29% beginning retroactive to March 1, 2012 through December 31, 2012.  Beginning January 1, 2013 through December 31, 2013, the Company’s share of net cash flow from the pilot project increases to 35%. At all times, the Company retains its 80% ownership interest in the entire Cieneguita Project. This agreement eliminates the additional fees previously payable by MRT for minerals mined below the first 15 meters.

The Second Amended and Restated Development Agreement extended the date of the pilot project from December 31, 2012 to December 31, 2013. MRT may terminate the pilot project by providing the Company with ninety (90) days advanced written notice, and the Company may terminate the pilot project upon an uncured breach of the Second Amended and Restated Development Agreement by MRT.

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

For the 12-month period from September 2012 through August 2013, in order to not depend on income from our pilot operation at the Cieneguita mine we will need to raise additional capital to maintain operations. We will need a minimum of $2,400,000, of which $1.05 million was recently raised in cash, a portion of which will be for general and administrative costs. This does not include any capital needed to pay our accounts payables and to execute our exploration programs as detailed below.

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

In December 2011, we hired Dr. Fedor Zhimulev MSc. PhD Honors as our chief geologist while actual management of exploration programs will be under the guidance of Alexander Becker PhD. He was a former senior researcher at the Sobolev Institute of Geology and Mineralogy and has extensive experience conducting fieldwork. In 2009 -2011 he was appointed as leader of the institute’s junior Scientists Community and last year was awarded the Academican Sobolev prize for junior scientists from the Siberian Branch of the Academy of Sciences.

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

Dr. Borisenko is the head of the ore-deposit geology department at Novosibirsk State University in Russia. He is a Doctor of Geology and Mineralogy and the Deputy Director on Scientific Work of the Sobolev Institute of Geology and Mineralogy, Siberian Branch of Russian Academy of Sciences where approximately 680 researchers work under his direction. His work resulted in the discovery of a 3.8 billion ounce silver belt in Mongolia and the Central Khangai gold-belt also in Mongolia.

Cieneguita Preliminary Economic Assessment (PEA)

Work on the Cieneguita NI 43-101 compliant PEA started in October 2011 with an on-site project kickoff meeting. The primary consultant is M3 Engineering, based in Tucson, Arizona, which has extensive recent and relevant experience with mining projects in Mexico.

At this time, 1,600 kilograms of core samples are being used to generate metallurgical composite samples at Resource Development Inc. (‘RDi’) labs of Denver, Colorado. These composites will undergo a rigorous metallurgical testing program focusing on the optimization of concentrate flotation characteristics. Initial results have demonstrated excellent base and precious metal recoveries at fairly coarse grinds to the bulk sulfide rougher concentrate. Differential flotation tests have demonstrated that separate lead and zinc concentrates can be produced with gold and silver values split between these two concentrates. Testing is now focused on cleaner flotation tests. These tests demonstrate that a saleable lead concentrate was produced that contained much of the gold and silver but that some precious metals were also contained in the zinc and pyrite bearing concentrates. Further testing is underway to investigate the direct recovery of the precious metals from these concentrates. Hydrogeological and water supply investigations are currently underway with positive results. Geotechnical studies related to the sitting of various project components such as the waste rock dump, tailings pond, process plant are underway. An updated geologic model has been prepared. Environmental baseline studies have been completed.

Following the definition of the most appropriate metallurgical process option, the optimal processing rate will be defined and capital and operating costs estimated. Concurrent with this work an updated mineral resource will be generated as well as a mining schedule. It is anticipated that the results of the PEA will be available in the late fourth quarter of 2012.

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

Assay results and an analysis of the drilling and exploration work are compiled and described in our NI 43-101 technical report on the Cieneguita project, which was completed following the end of fiscal 2010, and is in compliance with the standards and requirements of Canadian security regulatory authorities. The NI 43-101 report is also available on our website, www.panamericangoldfields.com.

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

The proposed 2012 exploration budget for the Cieneguita project totals $790,000 to be primarily used for the funding of a PEA of the economics for a larger scale of gold and silver production that is currently occurring. The PEA has been initiated by us and is being conducted by M3 Engineering. It is anticipated that the results of the PEA will be available in the early fourth quarter of 2012.

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

●
Create a pipeline of quality properties providing a steady stream of new prospects and/or projects to explore, contract-out and/or enter into development agreements with other mining companies in South America, Mongolia and Central Asia.

●	Focus on large-sized prospects (minimum size 5,000,000 ounces gold-equivalent).

The proposed exploration program is being undertaken by our exploration team using in-house knowledge along with the support and guidance of consultants with expertise in these regions. We believe our existing management team and key advisors have the necessary exploration and mining expertise to locate, evaluate and bring mining properties to production.

Objectives

●	Identify two to four target areas (approximately 20 x 30 kilometers) which have potential to host small- to medium-size gold and/or gold-silver deposits.
●	Identify one or two specific opportunities with close to drill ready targets. For example, identify old workings or existing mines with good upside potential.
●	Time frame: six months.

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

Key steps may include mainly the following activities, among other considerations:

●	Acquiring geological maps 1:250,000 and 1:50,000 (from Servicio Geologico Mexicano and Servicio Geologico Minero de Argentina);
●	Generating geological and mineral occurrences base maps;
●	Identifying key host rocks;
●	Completing structural interpretation from known geology, TM imagery, and geophysical data (if available);
●	Integrating mineral occurrences, alteration, lithology and structures;
●	Completing initial targeting using the above compilation; and
●	Selecting and prioritizing targets.

We do not have the necessary working capital at this time to implement this target generation program.

RESULTS OF OPERATIONS

Three and six months ended August 31, 2012 compared to the three and six months ended August 31, 2011.

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

Pan American earned its 29% proportionate net cash flows of $1,693,000 (August 31, 2011 - $239,000) from the joint venture with MRT from the gold production during the six months ended August 31, 2012. Other than the revenue from the joint venture with MRT, we did not have commercial production of any of our properties in the six months ended August 31, 2011. We cannot provide any assurances that we will continue to earn revenues of any significance from the joint venture with MRT, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Costs

We incurred operating costs of $256,000 and $394,000 during the three and six months ended August 31, 2012 compared to $96,000 and $199,000 for the three and six months ended August 31, 2011 as a portion of the operating costs of production at Cieneguita in the joint venture with MRT.

Expenses

Our operating expenses increased to $1,370,000 and $3,000,000 for the three and six months ended August 31, 2012 compared to $996,000 and $2,114,000 for the three and six months ended August 31, 2011.

General and administrative expenses decreased to $855,000 and $1,680,000 in the three and six months ended August 31, 2012 compared to $898,000 and $1,793,000 in the three and six months ended August 31, 2011. The decrease during the current three month periods is primarily attributable to lower travel and promotion related expenses and stock-based compensation. The non-cash stock-based compensation expense amounted to $259,000 and $348,000 in 2012 compared to $365,000 and $726,000 in 2011, for the three and six months, respectively. The amount for the six-month period in 2012 had $102,000 of stock-based compensation expense relating to options granted to officers, directors, consultants, $201,000 of stock-based compensation relating to warrants and $45,000 stock-based compensation in the form of shares issued to consultants. The amount for the corresponding period in 2011 relates to stock options granted to officers, directors and consultants in the amount of $221,000, stock-based compensation relating to warrants in the amount of $236,000 and stock-based compensation in the form of shares issued to a consultant in the amount of $269,000.

Accounting and legal fees of $143,000 in the six months ended August 31, 2012 was higher as compared to $100,000 in the six months ended August 31, 2011.

Mineral exploration in the three and six months ended August 31, 2012 increased to $365,000 and $1,010,000 compared to $64,000 and $120,000 for the three and six months ended August 31, 2011, as the Company started a preliminary exploration program on Cerro Delta project in September 2011 and a PEA report on Cieneguita.

Loss

Our net loss decreased to $131,000 for the three months ended August 31, 2012 compared to $611,000 for the three months ended August 31, 2011 and decreased to $833,000 for the six months ended August 31, 2012 compared to $1,586,000 for the six months ended August 31, 2011. The decrease in our loss was primarily attributable to higher revenue from sale of gold offset by higher mineral exploration expense.

We anticipate that we will continue to incur a loss until such time as we can achieve significant revenues from sale of gold recovered from our Mexican mineral properties, if ever. There is no assurance that we will achieve any significant revenues from sale of gold.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage. As of August 31, 2012, we had total assets of $2,420,000, total liabilities of $1,379,000 and a deficit of $50,535,000 accumulated during the development stage.

Cash and Working Capital

We had cash and cash equivalents of $164,000 as of August 31, 2012, compared to cash of $118,000 at February 29, 2012 and $76,000 at August 31, 2011. We had working capital of $1,015,000 as of August 31, 2012, compared to a working capital deficit of $856,000 as of February 29, 2012 and working capital deficit of $1,784,000 as of August 31, 2011.

During the first six months of fiscal 2013, we increased the activities for our exploration program considerably and have continued to incur corporate administrative expenses, for which we were unable to raise sufficient funds to pay many of our suppliers. Our accounts payable and accrued liabilities increased slightly from $1,371,000 as of February 29, 2012 to $1,379,000 in the first six months of fiscal 2013, most of which are being carried forward from 2011. Of the $1,379,000 accounts payable and accrued liabilities as of August 31, 2012, $448,000 related to exploration expenses.

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

The amount of working capital could be adversely affected further in the event claims are made against us alleging that certain shares we previously issued pursuant to Form S-8 registration statements constituted an illegal public offering because the company was a “shell company” at the time and, as a result, was not eligible to use Form S-8 for registration of shares under the Securities Act of 1933. In August and October of 2005, we issued shares of common stock to former officer of the company, as compensation for consulting services. The two share issuances were for a combined total of 30,000 shares and each of the share issuances was made pursuant to a registration statement on Form S-8 under the Securities Act of 1933. Although we believed these shares were properly issued, a claim could be made that issuance of the shares constituted an illegal public offering because the company was a “shell company” at the time. Shell companies  [i.e. companies which have no or nominal operations and either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets] are not eligible to use Form S-8 for registration under the Securities Act of 1933. If either of these transactions did violate federal securities laws, subsequent purchasers of the shares may have claims against us for damages or for rescission of their purchase transaction and recovery of the full subscription price paid, together with interest. As of the date of this quarterly report, no one has made or threatened any claim against us alleging violation of the federal securities laws. In the event such claims were successfully asserted, there is no assurance that we would have sufficient funds available to pay and it is likely that we would be required to use funds currently designated as working capital for that purpose. That would substantially reduce the amount of working capital available for other purposes and, in that event, we could be forced to cease or discontinue certain operations and to liquidate certain assets to pay our liabilities, including, but not limited to, rescission claims.

Cash Used in Operating Activities

Cash used in operating activities decreased slightly to $978,000 for the six months ended August 31, 2012 compared to $989,000 for the six months ended August 31, 2011. The cash used in operating activities was primarily for general and administrative expenses.

Investing Activities

Cash provided by investing activities amounted to $49,000 for the six months ended August 31, 2012 compared to $nil for the six months ended August 31, 2011. The cash provided by financing activities consisted of sale of equipment.

Financing Activities

Cash provided by financing activities amounted to $996,000 for the six months ended August 31, 2012 compared to cash used by financing activities of $658,000 for the six months ended August 31, 2011.

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

We have a history of operating losses and will need to raise additional capital to fund our planned operations. As at August 31, 2012, we had working capital of $1,015,000 (August 31, 2011– working capital deficiency of $1,784,000) and an accumulated deficit during the exploration stage of $50,535,000 (August 31, 2011 - $47,880,000). These conditions raise substantial doubt about our ability to continue as a going concern.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of our internal control over financial reporting as of February 29, 2012 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of February 29, 2012, we have a material weakness in its internal control over financial reporting. Specifically, the management determined that we did not have sufficient personnel resources within the accounting function to segregate the duties and lack of oversight by an audit committee. Accordingly, our internal control over financial reporting is ineffective as of February 29, 2012.

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
10.1
Form of the Private Placement Subscription Agreement, by and between the Company and the Non-U.S. investor (herein incorporated by reference from the Company’s current report on Form 8-K dated July 13, 2012, and filed with the Securities and Exchange Commission on July 18, 2012).

10.2
Amendment No. 2 to the material definitive agreement for development of Cieneguita Project with Minera Rio Tinto and Marje Minerals (herein incorporated by reference from our current report on Form 8-K dated September 5, 2012 filed with the Securities and Exchange Commission on September 11, 2012).

10.3
Form of the Private Placement Subscription Agreement, by and between the Company and the Non-U.S. investor (herein incorporated by reference from the Company’s current report on Form 8-K dated September 5, 2012, and filed with the Securities and Exchange Commission on September 11, 2012).

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
Date:  October 22, 2012