Form 10-Q
period 2012-11-30
PAN AMERICAN GOLDFIELDS LTD
filed 2013-01-14
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

Commission file number 000-23561

PAN AMERICAN GOLDFIELDS LTD.
(Exact name of small business issuer as specified in its charter)

Delaware	84-1431797
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1200 – 570 Granville Street Vancouver, BC	V6C 3P1

(Address of principal executive offices)	(Zip Code)

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

As of January 14, 2013, the registrant had 94,007,801 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)

November 30, 2012

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
	November 30 2012 (Unaudited) $	February 29 2012 (Audited) $
Assets

Current
Cash and cash equivalents	263,978	117,892
Accounts receivable	850,576	282,683
Inventory	-	64,202
Prepaid expenses	36,630	50,686
Real estate held for sale	1,050,000	-
	2,201,184	515,463

Equipment (note 4)	26,657	166,204

Total assets	2,227,841	681,667

Liabilities

Current
Accounts payable and accrued liabilities	1,088,364	1,358,302
Loans payable (note 8)	25,247	12,887

Total liabilities	1,113,611	1,371,189

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil
Common stock
Authorized: 200,000,000 shares without par value
Issued: 94,007,801 (2012 – 71,192,397) (note 10)	37,000,359	34,232,125
Additional paid-in capital	16,355,680	15,986,080
Stock subscriptions	299,904	557,238
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(50,771,592)	(49,701,810)
Accumulated other comprehensive income	233,306	240,272
Total stockholders’ equity (deficiency)	1,114,230	(689,522)

Total liabilities and stockholders’ equity (deficiency)	2,227,841	681,667

Going-concern (note 3)
Commitments (notes 6 and 12)
Subsequent events (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30		Period From March 1, 2004 (Inception of Exploration Stage) to November 30
	2012	2011	2012	2011	2012
Net sales	$878,023	$687,211	$3,889,753	$1,482,242	$7,675,198
Cost of goods sold	334,178	248,857	1,259,416	570,106	2,944,791
Gross margin	543,845	438,354	2,630,337	912,136	4,730,407

Expenses
General and administrative	696,795	689,745	2,377,089	2,482,427	25,593,248
Mineral exploration (note 6)	316,528	217,254	1,326,403	337,007	11,458,258
Impairment of mineral property costs	90,000	643,151	400,000	844,977	18,660,059

Operating loss	(559,478)	(1,111,796)	(1,473,155)	(2,752,275)	(50,981,158)

Other income (expenses)
Deposit on equipment written off	-	-	-	-	(25,300)
Foreign exchange	7,661	(130,908)	3,713	(270,250)	(586,136)
Interest expense	(1,732)	1,571	(9,046)	(41,051)	(5,364,352)
Other income	150,123	61,307	419,095	73,282	838,411
Gain on disposal of assets	-	-	-	-	15,130
Gain on sale of assets	-	-	31,691	-	4,420,065
Gain (loss) on settlement of debt	166,656	712,494	(42,080)	937,159	911,748

Net loss	(236,770)	(467,332)	(1,069,782)	(2,053,135)	(50,771,592)

Accumulated deficit, beginning	(50,534,822)	(47,879,726)	(49,701,810)	(46,293,923)	-

Accumulated deficit, ending	$(50,771,592)	$(48,347,058)	$(50,771,592)	$(48,347,058)	$(50,771,592)

Other comprehensive income
Foreign exchange gain (loss) on translation	$17,550	$57,408	$(6,966)	$87,785	$233,306
Total comprehensive loss	$(219,220)	$(409,924)	$(1,076,748)	$(1,965,350)	$(50,538,286)

Total loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares of common stock – basic and diluted	93,555,420	62,822,951	82,017,733	60,863,756

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	Nine Months Ended November 30		Period from March 1, 2011 (Inception of Exploration Stage) to November 30
	2012	2011	2012
Cash flows from operating activities
Net loss	$(1,069,782)	$(2,053,135)	$(50,771,592)
Adjustments to reconcile net (loss) to net cash flows:
Write off of note receivable	-	-	57,500
Impairment of mineral property costs	-	776,668	14,421,668
Issuance of shares for consulting services	-	-	510,590
Issuance of shares for interest costs	-	-	82,500
Discount on convertible debenture	-	-	569,549
Deposit on equipment written off	-	-	25,300
Gain on disposal of assets	-	-	(15,130)
Gain on sale of assets	31,952	-	(4,358,002)
Non-cash component of gain on settlement of debt	42,080	(937,159)	(953,563)
Beneficial conversion feature	-	-	4,081,091
Stock-based compensation	540,000	921,825	12,780,436
Amortization	10,803	31,961	357,106
Net change in operating assets and liabilities:
Prepaid expense	13,343	(67,125)	(38,285)
Accounts receivable	(587,939)	(276,745)	(573,382)
Inventory	64,202	-	-
Customer deposits	-	-	(194,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	49,872	(456,817)	7,296,948
Cash used in operating activities	(905,469)	(2,060,527)	(16,612,738)
Investing activities
Sale of equipment	49,650	-	82,966
Purchase of property and equipment	(584)	-	(604,201)
Cash provided (used) in investing activities	49,066	-	(521,235)
Financing activities
Proceeds from loans payable	32,250	28,550	348,867
Proceeds from notes payable	-	-	3,162,196
Proceeds from convertible debentures	-	-	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(19,890)	(19,757)	(316,739)
Repayment of notes payable	-	-	(586,620)
Repayment of convertible debentures	-	-	(2,051,047)
Stock subscriptions	1,008,600	2,033,672	3,326,862
Issuance of common stock	-	-	2,756,994
Cash provided (used) by financing activities	1,020,960	2,042,465	17,325,390
Net change in cash	164,557	(18,062)	191,417
Effect of foreign currency translation on cash	(18,471)	112,224	50,484
Cash and cash equivalents, beginning	117,892	407,912	22,077
Cash and cash equivalents, ending	$263,978	$502,074	$263,978
Supplemental cash flow information (note 14)
The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2012

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

On February 12, 2009, the Company entered into a joint venture through a definitive agreement for development of its Cieneguita project with Minera Rio Tinto, S.A. de C.V. (“MRT”), a private company duly incorporated pursuant to the laws of Mexico. The purpose of the joint venture is to put the Cieneguita property into production. Pursuant to the agreement, MRT was to provide the necessary working capital to begin and maintain mining operations at Cieneguita, which are estimated to be $3,000,000. MRT planned to spend 100% of the money to earn 74% of the net cash flow from production (notes 5 and 6). The Company was expected to receive 20% of the net cash flows from production.

In September 2011, the Company executed an amended and restated development agreement for the restructure of its Cieneguita joint venture related to the Cieneguita project. Under the restructured joint venture agreement the Company was to receive 20% of the net operating profits after royalties for material processed through a small-scale pilot operation and mined from the first 15 meters depth of the Cieneguita deposit until December 31, 2012. For all other material processed from the property, the Company's interest is 80% and MRT is reduced to a 20% working interest, subject to certain dilution provisions (note 6).

In September, 2012, the Company entered into a second amended and restated development agreement (“Second Amended and Restated Development Agreement”) with MRT related to the mineral exploration, production and development of the Company’s Cieneguita Project. Under the Second Amended and Restated Development Agreement, the Company’s share of net cash flow from the pilot project operated by MRT on the Cieneguita project increases from 20% to 29% beginning retroactive to March 1, 2012 through December 31, 2012. Beginning January 1, 2013 through December 31, 2013, the Company’s share of net cash flow from the pilot project increases to 35%. At all times, the Company retains its 80% ownership interest in the entire Cieneguita Project. This agreement eliminates the additional fees previously payable by MRT for minerals mined below the first 15 meters.

The Second Amended and Restated Development Agreement extended the date of the pilot project from December 31, 2012 to December 31, 2013. MRT may terminate the pilot project by providing the Company with ninety (90) days advanced written notice, and the Company may terminate the pilot project upon an uncured breach of the Second Amended and Restated Development Agreement by MRT.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2012

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2012

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at November 30, 2012, the Company had a cumulative loss, during its exploration period, of $50,771,592 (February 29, 2012 - $49,701,810). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In July 2009, the Company signed a definitive agreement to sell its Guazapares project located in southwest Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5,300,000. The purchase price is to be paid in two stages. The first payment of $3,700,000 was released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1,600,000 is due if, within 36 months following execution of the letter of agreement (July 10, 2009), either (i) Paramount Gold de Mexico SA de C.V. is sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project is put into commercial production.  As of January 14, 2013, none of these two events occurred.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2012

4.	EQUIPMENT

	November 30, 2012			February 29 2012
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value
	$	$	$	$

Software	24,061	18,458	5,603	5,944
Machinery	14,509	6,887	7,622	142,957
Vehicles	76,700	71,201	5,499	9,418
Computers	13,853	12,422	1,431	98
Office equipment	16,304	9,802	6,502	7,787
	145,427	118,770	26,657	166,204

5.	JOINT VENTURE WITH MRT

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

In September, 2012, the Company entered into a Second Amended and Restated Development Agreement with MRT related to the mineral exploration, production and development of the Company’s Cieneguita Project. Under the Second Amended and Restated Development Agreement, the Company’s share of net cash flow from the pilot project operated by MRT on the Cieneguita project increases from 20% to 29% beginning retroactive to March 1, 2012 through December 31, 2012. Beginning January 1, 2013 through December 31, 2013, the Company’s share of net cash flow from the pilot project increases to 35%. At all times, the Company retains its 80% ownership interest in the entire Cieneguita Project. This agreement eliminates the additional fees previously payable by MRT for minerals mined below the first 15 meters.

The Second Amended and Restated Development Agreement extended the date of the pilot project from December 31, 2012 to December 31, 2013. MRT may terminate the pilot project by providing the Company with ninety (90) days advanced written notice, and the Company may terminate the pilot project upon an uncured breach of the Second Amended and Restated Development Agreement by MRT.

The Company’s proportionate share of revenues was $3,889,753 and proportionate share of the net profit was $2,020,738 for the nine months ended November 30, 2012. The Company’s proportionate share of accounts receivable of the joint venture was $770,150 at November 30, 2012. The joint venture did not have any other assets or liabilities at November 30, 2012.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2012

6.	MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the nine months ended November 30, 2012:
	Cieneguita	Cerro Delta	New Projects	Total
	$	$	$	$

Drilling and sampling	3,592	13,910	3,854	21,356
Field work preparations	-	369,204	-	369,204
Salaries	86,340	-	-	86,340
Land use permits	8,675	-	-	8,675
Travel	18,441	-	-	18,441
Consulting	594,147	7,265	-	601,412
Equipment	159,539	-	-	159,539
General	9,885	892	50,659	61,436
	880,619	391,271	54,513	1,326,403

The Company incurred exploration expenses as follows in the nine months ended November 30, 2011:
	Cieneguita	Cerro Delta	Encino Gordo	Total
	$	$	$	$
Geological, geochemical, geophysics	20,640	28,751	-	49,391
Land use permits	7,503	910	2,166	10,579
Automotive	-	-	-	-
Travel	8,138	-	-	8,138
Consulting	107,859	30,930	-	138,789
Equipment	86,759	-	-	86,759
General	6,199	37,152	-	43,351
	237,098	97,743	2,166	337,007

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2012

6.MINERAL PROPERTIES (continued)

Since May 2004, the Company has held interests in gold exploration properties in Mexico.

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

In February 2009, the Company entered into an exploration agreement with MRT, which was amended in December 2009. Pursuant to the terms of the amended development agreement, MRT agreed to invest up to $8,000,000 to put the first phase of the Cieneguita project into production and complete a feasibility study. The first phase of production was limited to the mining of the mineralized material that is available from the surface to a depth of 15 meters (“First Phase Production”). In exchange, the Company assigned MRT an interest to 74% of the net cash flows from First Phase Production and MRT would have earned a 54% ownership interest by spending up to $4,000,000 to take the Cieneguita project through the feasibility stage.

In September 2011, the Company executed an amended and restated development agreement for the restructure of its Cieneguita joint venture related to the Cieneguita project. Under the restructured joint venture agreement the Company was to receive 20% of the net operating profits after royalties for material processed through a small-scale pilot operation and mined from the first 15 meters depth of the Cieneguita deposit until December 31, 2012. For all other material processed from the property, the Company's interest was 80% and MRT was reduced to a 20% working interest, subject to certain dilution provisions.

In September, 2012, the Company entered into a Second Amended and Restated Development Agreement with MRT related to the mineral exploration, production and development of the Company’s Cieneguita Project. Under the Second Amended and Restated Development Agreement, the Company’s share of net cash flow from the pilot project operated by MRT on the Cieneguita project increases from 20% to 29% beginning retroactive to March 1, 2012 through December 31, 2012. Beginning January 1, 2013 through December 31, 2013, the Company’s share of net cash flow from the pilot project increases to 35%. At all times, the Company retains its 80% ownership interest in the entire Cieneguita Project. This agreement eliminates the additional fees previously payable by MRT for minerals mined below the first 15 meters.

The Second Amended and Restated Development Agreement extended the date of the pilot project from December 31, 2012 to December 31, 2013. MRT may terminate the pilot project by providing the Company with ninety (90) days advanced written notice, and the Company may terminate the pilot project upon an uncured breach of the Second Amended and Restated Development Agreement by MRT.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2012

6.MINERAL PROPERTIES (continued)

The material provisions of the property agreements are as follows:

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

In September 2011, the Company, MRT and Corporativo Minero entered into a new agreement, where Corporativo Minero was entitled to a monthly payment of $30,000, to be paid from the net cash flows from production at Cieneguita until the completion of the first 15 meters of production or December 31, 2012, whichever occurs first.

In September 2012, the Company entered into a Second Amended and Restated Development Agreement with MRT whereby the Company’s share of net cash flow from the pilot project operated by MRT increases from 20% to 29% beginning retroactively from March 1, 2012 to December 31, 2012. From January 1, 2013 to December 31, 2013, this amount increases to 35%.

Based on production at Cieneguita, the joint venture paid $240,000 during the nine months ended November 30, 2012 (February 29, 2012 - $227,241) to the Cieneguita owners. As of November 30, 2012, Corporativo Minero has been paid a total of $1,417,241 for the Cieneguita property. The Company is not presently in default on its payments for the Cieneguita property.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2012

6.MINERAL PROPERTIES (continued)

On February 12, 2009, the Company entered into a definitive agreement for development of the Cieneguita project with MRT. The definitive agreement covered project financing of up to $9,000,000. The major points of the agreement were as follows:

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2012

6.MINERAL PROPERTIES (continued)

The major terms of the amended development agreement with MRT and Marje Minerals were as follows:

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2012

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

In September, 2012, the Company entered into a Second Amended and Restated Development Agreement with MRT related to the mineral exploration, production and development of the Company’s Cieneguita Project. Under the Second Amended and Restated Development Agreement, the Company’s share of net cash flow from the pilot project operated by MRT on the Cieneguita project increases from 20% to 29% beginning retroactive to March 1, 2012 through December 31, 2012. Beginning January 1, 2013 through December 31, 2013, the Company’s share of net cash flow from the pilot project increases to 35%. At all times, the Company retains its 80% ownership interest in the entire Cieneguita Project. This agreement eliminates the additional fees previously payable by MRT for minerals mined below the first 15 meters.

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2012

6.MINERAL PROPERTIES (continued)

Encino Gordo

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2012

7.	PROMISSORY NOTES

As at November 30, 2012, the Company had $nil (February 29, 2012 - $nil) of promissory notes outstanding, comprising the following:

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

As at November 30, 2012, there were loans payable in the amount of $25,247 (February 29, 2012- $12,887). The loans were repayable in monthly instalments of $3,702 (February 29, 2012 – $3,272), including interest of 7.50% per annum.

9.	PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock. The Company’s board of directors is authorized to divide the preferred stock into series, and with respect to each series, to determine the preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, and the number of shares constituting the series and the designations of such series. The board of directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting rights of the holders of common stock, which issuance could have certain anti-takeover effects. There were no shares of preferred stock issued or outstanding at November 30, 2012 or February 29, 2012.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2012

10.	COMMON STOCK

In September 2012, the Company issued 500,000 common shares to a consultant pursuant to a consulting agreement. The shares were valued at the time of issuance at $0.13 per share.

In September 2012, the Company issued the remaining 2,166,666 common shares relating to the acquisition of 6% of ownership interest in the Cieneguita project (see December 2011 issuance below).

In November 2012, the Company issued 250,000 common shares to a consultant pursuant to a consulting agreement. The shares were valued at the time of issuance at $0.12 per share.

In July 2012, the Company converted outstanding fees in the amount of $71,900 owed to the Company’s directors into shares of the Company’s common stock, at a conversion price of $0.10 per share (note 13).

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2012

10.	COMMON STOCK (continued)

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

In the nine months ended November 30, 2012, the Company awarded nil options to purchase common shares (November 30, 2011 – 1,600,000) and recorded stock-based compensation expense for the vesting options of $153,300 (November 30, 2011- $272,075). The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in fiscal 2013 and 2012:

	2013	2012
Expected volatility	-	110.11%
Weighted-average volatility	-	110.11%
Expected dividend rate	-	-
Expected life of options in years	-	10
Risk-free rate	-	3.38%

There were no capitalized stock-based compensation costs at November 30, 2012 or November 30, 2011.

The weighted-average grant-date fair value of options granted during the nine months ended November 30, 2012 and November 30, 2011 was $nil and $0.29, respectively.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2012

11.STOCK COMPENSATION PROGRAM (continued)

The summary of option activity under the 2009 Option Plan as of November 30, 2012, and changes during the period then ended, is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options	$		Term

Balance at March 1, 2012	0.34	6,215,000
Options granted	-	-
Options exercised	-	-
Options cancelled/forfeited	-	-

Balance at November 30, 2012	0.34	6,215,000	6.89	-

Exercisable at November 30, 2012	0.36	5,348,336	6.66	-

A summary of the status of the Company’s non-vested options as of November 30, 2012, and changes during the nine months ended November 30, 2012, is presented below:

		Weighted-average
		Grant-Date
Non-vested options	Shares	Fair Value
		$

Non-vested at February 29, 2012	1,566,665	0.26
Granted	-	-
Vested	(700,001)	0.27
Cancelled/forfeited	-	-
Non-vested at November 30, 2012	866,664	0.27

As of November 30, 2012, there was an estimated $224,300 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2009 nonqualified stock option plan. That cost is expected to be recognized over a weighted-average period of approximately 0.80 years.

On April 29, 2011, the Company repriced the exercise price of 1,125,000 vested stock options by reducing the exercise prices of $0.36 and $0.44 to $0.28. As a result, the Company recorded incremental stock-based compensation of $6,000 during the year ended February 29, 2012.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2012

12.	WARRANTS

As at November 30, 2012, the Company had a total of 29,160,000 warrants (February 29, 2012 – 32,011,733) outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 29,160,000 shares of common stock in the event that these warrants are exercised.

During the nine months ended November 30, 2012, the Company received $nil from warrants exercised.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, February 28, 2011	25,826,733	$0.41
Issued	19,060,000	0.30
Cancelled/expired	(12,875,000)	0.30
Exercised	-	-

Balance, February 29, 2012	32,011,733	$0.35

Issued	2,100,000	0.26
Cancelled/expired	(4,951,733)	0.68
Exercised	-	-

November 30, 2012	29,160,000	$0.29

As at November 30, 2012, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date
300,000	0.20	May 22, 2014
1,000,000	0.25	April 30, 2022
3,000,000	0.25	July 26, 2020
300,000	0.25	August 22, 2021
200,000	0.25	September 6, 2013
300,000	0.30	May 15, 2014
500,000	0.30	December 31, 2012
3,325,000	0.30	March 17, 2013
1,735,000	0.30	April 13, 2013
500,000	0.30	April 29, 2021
1,500,000	0.30	June 2, 2013
500,000	0.30	July 21, 2013
4,400,000	0.30	December 30, 2013
5,000,000	0.30	December 29, 2016
500,000	0.30	February 20, 2014
100,000	0.30	February 28, 2014
500,000	0.30	February 15, 2022
5,000,000	0.30	December 24, 2020
500,000	2.00	August 28, 2014
29,160,000

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Nine Months Ended November 30, 2012

13.	RELATED PARTY TRANSACTIONS

For the nine months ended November 30, 2012, the Company paid or accrued management and directors fees of $371,600 (November 30, 2011- $293,000) to certain officers and directors. The Company also paid or accrued $332,908 (November 30, 2011 - $558,460) to certain officers and directors for exploration property, finders’ fee, travel, office and other related expenses.

During the nine months ended November 30, 2012, the Company converted outstanding fees in the amount of $71,900 owed to the Company’s directors into shares of the Company’s common stock (note 10).

The Company also paid consulting fees of $29,250 (November 30, 2011 - $49,500) to a company owned by a director.

As at November 30, 2012, accounts payable of $129,414 (November 30, 2011 - $50,534) was owing to directors and officers of the Company and $13,545 (August 31, 2011 - $nil) was owing to a company controlled by a director.

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended November 30, 2012	Nine months ended November 30, 2011	Period From Inception of Exploration Stage (March 1, 2004) to November 30, 2012
	$	$	$

Interest paid	-	-	310,053
Common stock issued on conversion of debt	131,900	128,651	4,453,551
Common stock issued on settlement of notes payable	-	775,490	3,908,812
Common stock issued for interest costs	-	-	82,500
Common stock issued for financing costs	84,000	-	229,000
Common stock issued for mineral property costs	407,334	-	1,206,667
Common stock issued for bonuses	-	-	512,750
Shares issued for services	138,250	268,750	1,015,090

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

Overview

We are an exploration stage company and have generated only limited revenues from our Cieneguita project to date, and have not yet generated or realized any revenue from our other exploration projects. As of November 30, 2012, we had $263,978 in our bank account.

In September 2012, we entered into a second amended and restated development agreement (“Second Amended and Restated Development Agreement”) with MRT related to the mineral exploration, production and development of the Company’s Cieneguita Project. Under the Second Amended and Restated Development Agreement, our share of net cash flow from the pilot project operated by MRT on the Cieneguita project increases from 20% to 29% beginning retroactively to March 1, 2012 through December 31, 2012. Beginning January 1, 2013 through December 31, 2013, our share of net cash flow from the pilot project increases to 35%. At all times, we retain our 80% ownership interest in the entire Cieneguita Project. This agreement eliminates the additional fees previously payable by MRT for minerals mined below the first 15 meters.

The Second Amended and Restated Development Agreement extended the date of the pilot project from December 31, 2012 to December 31, 2013. MRT may terminate the pilot project by providing us with 90 days advanced written notice, and we may terminate the pilot project upon an uncured breach of the Second Amended and Restated Development Agreement by MRT.

In connection with the revised development agreement, MRT also purchased 2 million shares of Pan American’s common stock at a price of $0.12 per share for net proceeds of $240,000. The Company will issue the shares to MRT in reliance on exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

For the nine months ended November 30, 2012, the joint venture with MRT, as described further below, had generated net cash flows from the tuning and start-up operations of approximately $13,413,000 of which $3,890,000 is attributable to us under the joint venture agreement. During September, October and November 2012, mining continued to focus on a higher grade zone. Gold and silver production levels continued to increase. Daily production of ore processed during the month of November ended at about 660 tonnes per day. The addition of a conditioner, disc filter and an additional flotation cell and a conventional thickener are expected to be result in a further increase to about 800 tonnes per day. Higher gold grades encountered mined during the month resulted in gold production reported in the sulfide concentrate increasing to 757.69 ounces compared to the 506 ounces produced in October and 311 ounces of gold produced in September. Silver production also increased to 75,330 ounces compared to 68,758 ounces in October and 48,215 ounces produced in September. It should be noted that production has steadily increased during 2012 from the low levels reached in March 2012 when production at Cieneguita was 36,517 ounces silver and 629 ounces gold.

Mining continues in an area of higher silver and gold grades which appear to increase with depth below 15 meters. The area being mined is contiguous with, but located to the northeast of where MRT has been mining in the past. MRT has given guidance that it expects this area being mined to be sufficient to supply the pilot operation for the duration of 2013 based on an average processing rate of 20,000 tonnes per month.

This is a pilot operation by MRT which ends December 31, 2013. Our portion of net cash flow is currently 29% and will rise to 35% beginning January 1, 2013. Following the expiry of the agreement on December 31, 2013 MRT will have the opportunity to earn a 20% interest from our 100% interest in the deposit as it is developed according to the results of an ongoing Preliminary economic assessment (PEA) which is under the guidance of M3 Engineering of Tucson, for what is expected to be a 6000 to 7,000 ton per day operation. Good progress continues however, delays in receiving results for independent metallurgical tests and an updated geologic model of the deposit and associated mineralization has resulted in the completion date for the PEA to be extended to the first quarter or 2013. Preliminary site layout work has been completed and is awaiting the results of ongoing geotechnical work related to mine waste rock dumps and sulfide flotation tailings.

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

Current cash and receivables from mining operations are sufficient to fund the Cieneguita PEA.

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

Accordingly, in order to not depend on continued production at the Cieneguita project for the 12-month period from December 2012 through November 2013, we will need to raise additional capital to pursue our business plan of preparing a feasibility study and acquiring, exploring and developing additional high impact mineral properties and to provide a buffer for the possibility that the expected net cash flow currently generated by MRT is interrupted.

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

Plan of Operation

Summary

Our business plan is to focus on the development of our Mexican project while we continue to evaluate the viability of the Argentine project and the merits of further exploration of its mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals. During the past year the political and working environment in Argentina has deteriorated significantly, as has the financial environment and the ability to fund Maricunga belt projects. This combined with lacklustre field results during the past exploration season, in the Company’s view, makes the probability very low that a positive economic benefit for the Company would be produced as a result of further exploration expenditures. This reality has lead  the Company to reconsider the merits of the project and to freeze spending at the Argentina project so that we may concentrate our resources on expanding operations at the Cieneguita project in Mexico.

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

On September 5, 2012, the Company entered into a Second Amended and Restated Development Agreement with MRT related to the mineral exploration, production and development of the Company’s Cieneguita Project. Under the Second Amended and Restated Development Agreement, the Company’s share of net cash flow from the pilot project operated by MRT on the Cieneguita project increases from 20% to 29% beginning retroactive to March 1, 2012 through December 31, 2012. Beginning January 1, 2013 through December 31, 2013, the Company’s share of net cash flow from the pilot project increases to 35%. At all times, the Company retains its 80% ownership interest in the entire Cieneguita Project. This agreement eliminates the additional fees previously payable by MRT for minerals mined below the first 15 meters.

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

Exploration Projects – Current Status

To date the exploration program had been focused on preparing the Cerro Delta, Argentina exploration project for a drill program that was scheduled to begin in in the winter of 2012 - 2013. However, during the past year the political and working environment in Argentina has deteriorated significantly, as has the financial environment and the ability to fund Maricunga belt projects. Due to these factors, the Company has decided to freeze spending at the Argentina project

In December 2011, we hired Dr. Fedor Zhimulev MSc. PhD Honors as our chief geologist while actual management of exploration programs will be under the guidance of Dr. Alexander Becker PhD. He was a former senior researcher at the Sobolev Institute of Geology and Mineralogy and has extensive experience conducting fieldwork. In 2009 -2011 he was appointed as leader of the institute’s junior Scientists Community and last year was awarded the Academican Sobolev prize for junior scientists from the Siberian Branch of the Academy of Sciences.

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

Cerro Delta Exploration

As discussed above, due to the significantly deteriorating political and working environment in Argentina and the difficulty to fund Maricunga belt projects, the Company has frozen all spending in Argentina.

The map below indicates the location of our Cerro Delta Project:

Over the next 12 months, we intend to explore our one project, Cieneguita, to determine whether there are economically attractive concentrations of gold and gold-silver mineralization. We intend to hire additional employees but do not plan to make any purchase of equipment over the next 12 months. At this time, though, the exploration program is only planned for the next 12 months, which we will undertake when the necessary capital becomes available to complete these programs. We do not have any sources of capital identified at this time and no assurance can be given that we will be able to complete the proposed exploration program.

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

The proposed 2012 exploration budget for the Cieneguita project totals $790,000 to be primarily used for the funding of a PEA of the economics for a larger scale of gold and silver production that is currently occurring. The PEA has been initiated by us and is being conducted by M3 Engineering. It is anticipated that the results of the PEA will be available in the first quarter of 2013.

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

The main exploration activities for the Cerro Delta have included soil sample and rock chip samples. Assay results and an analysis of the exploration work were compiled and described in our recently filed NI 43-101 for Cerro Delta, and is in compliance with the standards and requirements of Canadian security regulatory authorities. The NI 43-101 report is also available on our website, www.panamericangoldfields.com.

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

RESULTS OF OPERATIONS

Three and nine months ended November 30, 2012 compared to the three and nine months ended November 30, 2011.

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

Pan American earned its 29% proportionate net cash flows of $2,021,000 (November 30, 2011 - $561,000) from the joint venture with MRT from the gold production during the nine months ended November 30, 2012. Other than the revenue from the joint venture with MRT, we did not have commercial production of any of our properties in the nine months ended November 30, 2012. We cannot provide any assurances that we will continue to earn revenues of any significance from the joint venture with MRT, if ever. We are presently in the exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties or, if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Costs

We incurred operating costs of $216,000 and $610,000 during the three and nine months ended November 30, 2012 compared to $98,000 and $297,000 for the three and nine months ended November 30, 2011 as a portion of the operating costs of production at Cieneguita in the joint venture with MRT.

Expenses

Our operating expenses decreased to $559,000 and $1,473,000 for the three and nine months ended November 30, 2012 compared to $1,112,000 and $2,752,000 for the three and nine months ended November 30, 2011.

General and administrative expenses increased slightly to $697,000 and decreased to $2,377,000 in the three and nine months ended November 30, 2012 respectively compared to $690,000 and $2,482,000 in the three and nine months ended November 30, 2011. The increase during the current three month period is primarily attributable to higher operating expenses relating to production at Cieneguita. The non-cash stock-based compensation expense amounted to $192,000 and $540,000 in 2012 compared to $196,000 and $922,000 in 2011, for the three and nine months, respectively. The amount for the nine-month period in 2012 had $153,000 of stock-based compensation expense relating to options granted to officers, directors, consultants, $248,000 of stock-based compensation relating to warrants and $138,000 stock-based compensation in the form of shares issued to consultants. The amount for the corresponding period in 2011 relates to stock options granted to officers, directors and consultants in the amount of $272,000, stock-based compensation relating to warrants in the amount of $145,000 and stock-based compensation in the form of shares issued to a consultant in the amount of $269,000.

Accounting and legal fees of $157,000 in the nine months ended November 30, 2012 was higher as compared to $145,000 in the nine months ended November 30, 2011.

Mineral exploration in the three and nine months ended November 30, 2012 increased to $317,000 and $1,326,000 compared to $217,000 and $217,000 for the three and nine months ended November 30, 2011, as the Company had started a preliminary exploration program on Cerro Delta project in September 2011 and a PEA report on Cieneguita.

Loss

Our net loss decreased to $237,000 for the three months ended November 30, 2012 compared to $467,000 for the three months ended November 30, 2011 and decreased to $1,070,000 for the nine months ended November 30, 2012 compared to $2,053,000 for the nine months ended November 30, 2011. The decrease in our loss was primarily attributable to higher revenue from sale of gold offset by higher mineral exploration expense.

We anticipate that we will continue to incur a loss until such time as we can achieve significant revenues from sale of gold recovered from our Mexican mineral properties, if ever. There is no assurance that we will achieve any significant revenues from sale of gold.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have undergone two unsuccessful business combinations, which have caused us to incur significant liabilities and have resulted in the accumulation of a substantial deficit during the exploration stage. As of November 30, 2012, we had total assets of $2,228,000, total liabilities of $1,114,000 and a deficit of $50,772,000 accumulated during the development stage.

Cash and Working Capital

We had cash and cash equivalents of $264,000 as of November 30, 2012, compared to cash of $118,000 at February 29, 2012 and $502,000 at November 30, 2011. We had working capital of $1,088,000 as of November 30, 2012, compared to a working capital deficit of $856,000 as of February 29, 2012 and working capital deficit of $258,000 as of November 30, 2011.

During the first nine months of fiscal 2013, we increased the activities for our exploration program considerably and have continued to incur corporate administrative expenses, for which we were unable to raise sufficient funds to pay many of our suppliers. Our accounts payable and accrued liabilities decreased from $1,371,000 as of February 29, 2012 to $1,124,000 in the first nine months of fiscal 2013, some of which are being carried forward from 2011. Of the $1,124,000 accounts payable and accrued liabilities as of November 30, 2012, $267,000 related to exploration expenses.

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

Cash Used in Operating Activities
Cash used in operating activities decreased to $905,000 for the nine months ended November 30, 2012 compared to $2,061,000 for the nine months ended November 30, 2011. The cash used in operating activities was primarily for general and administrative expenses.

Investing Activities
Cash provided by investing activities amounted to $49,000 for the nine months ended November 30, 2012 compared to $nil for the nine months ended November 30, 2011. The cash provided by investing activities consisted of sale of equipment.

Financing Activities
Cash provided by financing activities amounted to $1,021,000 for the nine months ended November 30, 2012 compared to cash used by financing activities of $2,042,000 for the nine months ended November 30, 2011.

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

We have a history of operating losses and will need to raise additional capital to fund our planned operations. As at November 30, 2012, we had working capital of $1,088,000 (November 30, 2011– working capital of $258,000) and an accumulated deficit during the exploration stage of $50,772,000 (November 30, 2011 - $48,347,000). These conditions raise substantial doubt about our ability to continue as a going concern.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of our internal control over financial reporting as of February 29, 2012 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of February 29, 2012, we have a material weakness in our internal control over financial reporting. Specifically, management determined that we did not have sufficient personnel resources within the accounting function to segregate the duties and lack of oversight by an audit committee. Accordingly, our internal control over financial reporting is ineffective as of February 29, 2012.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	We will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

The additional hiring is contingent upon us being sufficiently funded through equity or debt for our continued exploration activities and corporate expenses. Our management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

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

Pan American Goldfields Ltd.

/S/ Neil Maedel
Name: Neil Maedel Title: Chairman Date: January 14, 2013