Form 10-K
period 2013-02-28
PAN AMERICAN GOLDFIELDS LTD
filed 2013-05-16
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number: 000-23561

PAN AMERICAN GOLDFIELDS LTD.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	84-1431797 (IRS Employer Identification Number)

570 Granville Street, Suite 1200 Vancouver, BC (Address of principal executive offices)	V6C 3P1 (Zip Code)

Registrant’s telephone number, including area code:  (604) 681-1163

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of Common Stock on the OTC Bulletin Board system on August 31, 2012 of $0.17 per share was approximately $15,485,000.

As of March 31, 2013, the Registrant had 94,507,801 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for our 2013 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K. Our 2013 annual meeting of stockholders is scheduled to be held on June 17, 2013. We intend to file our definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the conclusion of our fiscal year ended February 28, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements are principally, but not solely, contained in the section captioned “Business” below and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in this Annual Report on Form 10-K under “Item 1A — Risk Factors”. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

As used in this annual report: (i) the terms “we”, “us”, “our”, “Pan American Goldfields” and the “Company” means Pan American Goldfields Ltd.

PART I

ITEM 1. BUSINESS

Background

We are an exploration stage company focused on mineral exploration activities in Mexico through our wholly owned Mexican subsidiary, Sunburst Mining de Mexico, S.A. de C.V., (“Sunburst”). In July 2010, we reincorporated from the State of Colorado to the State of Delaware. The reincorporation was effected pursuant to an agreement and plan of merger (the “Merger Agreement”), by and between us and Pan American Goldfields Ltd., a Colorado corporation (formerly Mexoro Minerals Ltd.), with Pan American Goldfields Ltd. (the “Company”) being the surviving corporation.

We are currently engaged in the exploration and development of one gold and silver project, named the Cieneguita Project, which is made up of several mining concessions. The Cieneguita Project is located in the Sierra Madre region of the State of Chihuahua, Mexico.

To help support our exploration activities, in 2009, we entered into a joint venture agreement with Minera Rio Tinto, S.A. de C.V. (“MRT”), a mining operator in Chihuahua, Mexico (as amended, the “Joint Venture Agreement”). Under the Joint Venture Agreement, we authorized MRT to commence a small scale milling operation at our Cieneguita Project (the “pilot project” or “pilot operation”). MRT commenced the pilot operation in March 2010 after the construction of systems and initial plant facilities for crushing and gravity and flotation circuits were complete and adequate water supplies established. Operations have since been expanded from one to two 12-hour shifts per day with a processing rate up to 750 tonnes per day. The terms of the Joint Venture Agreement (as amended) with MRT are discussed in detail below.

Our financial condition has improved substantially since the current executive group took over management of the Company in late 2009. At the time, the Company’s working capital deficiency was approximately $4.7 million and the Company received no revenues. Because of lack of capital, it faced having its interest in the Cieneguita Project reduced from 40% to 25%. Due to the Company renegotiating the Joint Venture Agreement and entering into the second amendment, the Company now receives 35% of net cash flow from pilot operations which were 100% financed by its partner MRT and it retains at all times an 80% interest in the Cieneguita Project. We expect to finalize the preliminary economic assessment (the “PEA”) in June 2013. Information regarding preliminary findings of the PEA can be found on our website, www.panamgoldfields.com, under “Recent News”, March 13, 2013. As of February 28, 2013, the nearly $5 million debt has been substantially reduced while working capital is now positive.

In September 2011, because MRT experienced delays in achieving a steady state of production at the pilot project and was unable to complete a feasibility study for the Cieneguita Project within the prescribed time by the initial terms of the Joint Venture Agreement, management was able to renegotiate the terms of the Joint Venture Agreement to increase the Company’s cash flow from the pilot project and its percentage ownership of the overall Cieneguita Project. The Company assumed responsibility to complete a preliminary economic assessment for the Cieneguita Project, and the parties agreed to fund the future feasibility study for the Cieneguita Project on a pro-rata basis according to their respective ownership percentages.

In September 2012, the Company negotiated a second amendment to the Joint Venture Agreement with MRT, as discussed in more detail below. In the second amendment to the Joint Venture Agreement, the Company was further able to increase cash flow to the Company from the pilot project at the Cieneguita Project, on a retroactive basis to March 2012. The second amendment to the Joint Venture Agreement also increased the Company’s ownership interests in the Cieneguita Project, as well as removed the depth limitations for the pilot project, giving MRT more incentive to implement project efficiencies and increase the production rate of the pilot project. Now, due to the second amendment of the Joint Venture Agreement, we are not wholly dependent on the equity markets for funding the Company’s development because we receive increased net cash flows from the pilot project, a strategy that has turned out to be prescient given the current market conditions.

Gross revenue derived from the pilot project under the Joint Venture Agreement for the year ended February 28, 2013 (“fiscal 2013”) was $16,194,000 compared to $10,510,000 for the year ended February 29, 2012 (“fiscal 2012”), an increase of 54%. Net of operating costs, the Company’s net cash flow from the pilot project was $1,894,000 for fiscal 2013 compared to $794,000 in fiscal 2012, an increase of 139%. This was primarily due to the efforts of the Company in renegotiating the Joint Venture Agreement with MRT and obtaining improved business terms as described below. The increase was also due to the increase in the production rate at the pilot plant, increased efficiencies in the overall operation and higher availability of the milling facilities brought about by the amendment to the Joint Venture Agreement.

As a result of the efforts and strategy of the current executive team, the Company has received revenues from MRT on a regular monthly basis to support the Company's activities since late 2011.

Due to encouraging results at the Cieneguita Project, we decided to focus our resources on developing the Cieneguita Project and dispose of our other exploration projects.  In February 2011, we had entered into an agreement with Compañia Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectares Cerro Delta Project in northwest La Rioja Province, Argentina. Under the terms of the agreement, we were required to pay $150,000 upon signing the agreement, $200,000 on the first anniversary, $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta project payable on the sixth anniversary of the signing. However, due to poor results from a field reconnaissance program, a worsening business environment in the country and the approach of an option payment in the amount of $500,000, we elected to terminate the project in January 2013 in order to focus our resources on the development of the Cieneguita project. Additionally, we sold our Encino Gordo Project in Mexico in May 2012 for a total consideration of $300,000.

Our Strategy

Since taking effective management and board control of the Company in 2010, the Company has attracted an exceptional team of established resource company experts and mine developers. Our strategy is to leverage this considerable capability, as we continue to produce revenue from our Cieneguita Project and further develop its economic potential.

In 2011 as MRT was experiencing delays with achieving a constant state of production from the pilot project, which effectively reduced the net cash flow attributable to the Company, the Company’s Board with management’s input revised the Company’s strategy to diversify its operations by optioning and exploring other projects of merit. Management would identify prospective mining projects, and then analyze each prospective project to determine if the development of the project was an optimal use of the Company’s resources. These new projects enabled the Company to raise additional capital to fund its operations. At the same time, management was renegotiating the Joint Venture Agreement with MRT, which resulted in the first amendment to the Joint Venture Agreement in September 2011.

In February 2011, we obtained the rights to another exploration project named Cerro Delta located in Argentina. At the same time, we also owned another project in Mexico known as the Encino Gordo Project. After pursuing these projects and performing an analysis of costs, risks and potential benefits, the Board, with management’s input, decided to focus on the Cieneguita Project where recent results were highly encouraging. We sold the Encino Gordo Project in May 2012 for a total consideration of $300,000 and terminated the Cerro Delta Project.

The pilot project at the Cieneguita is now producing revenues for the Company, which helps offset overhead costs, and provides funding towards additional costs related to the development of the Cieneguita Project. We believe the Cieneguita Project provides the Company with an excellent opportunity because it already provides positive cash flow through the pilot project, and has considerable potential to increase in value based on future development efforts. We expect to increase its value by completing a pre-feasibility study, and once completed, will consider the various options that may then present themselves, including the possibility of selling the project. Work to date has significantly enlarged the potential size of the mineral deposits at the Cieneguita Project, making it, in our view, more attractive to mid-sized gold and silver producing companies.

Recent Developments

In September 2011, because MRT experienced delays in achieving a steady state of production at the pilot project and was unable to complete a feasibility study for the Cieneguita Project within the prescribed time by the initial terms of the Joint Venture Agreement, management was able to renegotiate the terms of the Joint Venture Agreement to increase the Company’s cash flow from the pilot project and its percentage ownership of the overall Cieneguita Project. The Company assumed responsibility to complete a preliminary economic assessment for the Cieneguita Project, and the parties agreed to fund the future feasibility study for the Cieneguita Project on a pro-rata basis according to their respective ownership percentages.

In September 2012, we entered into the second amendment of the Joint Venture Agreement with MRT. The parties agreed to the following provisions pursuant to the second amendment of the Joint Venture Agreement:

•
Our share of net cash flow from the pilot project operated by MRT on the Cieneguita Project increased from 20% to 29% beginning retroactive to March 1, 2012 through December 31, 2012. Beginning January 1, 2013 through December 31, 2013, our share of net cash flow from the project increases to 35%. After December 31, 2013, our share of net cash flow increases to 80%.  At all times, the Company retains its 80% ownership interest in the entire Cieneguita Project.

•	Additional fees previously payable by MRT for minerals processed below the first 15 meters have been eliminated.

•
MRT, which is the exclusive operator, must provide us financial information related to the calculation of net cash flow within 30 days of the end of each month and will pay a minimum US $150,000 to us within the first 10 days of each month as a good faith advance against the previous month’s net cash flow. The balance of monies owed (if any) to us for the previous quarter is to be paid within 45 days from the end of each fiscal quarter.

•
MRT must provide us with quarterly reports summarizing exploration, development and operations and all related technical results from activities on the Cieneguita Project. All of the books and records and the operations of MRT are subject to audit by us.

•
MRT must, at its cost, provide, a quarterly audit within thirty (30) days of the end of each fiscal quarter regarding compliance with environmental laws and steps required to effect remediation or other required actions (if any) to maintain and/or bring the project operations into compliance with all applicable environmental laws. The audit is to be performed by an independent expert environmental consulting firm selected by us and MRT. MRT is solely responsible for any costs of effecting any remediation recommended by the audit.

•
The date of the pilot project was extended from December 31, 2012 to December 31, 2013. MRT may terminate the pilot project by providing us with ninety (90) days advanced written notice, and we may terminate the pilot project upon an uncured breach of the Joint Venture Agreement by MRT.

•
MRT also purchased 2 million shares of our common stock at a price of $0.12 per share for net proceeds of $240,000 pursuant to the private placement Subscription Agreement. We issued the shares to MRT in reliance on exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On July 13, 2012, we entered into a $2.1 million private placement offering. In the offering, we issued 17,500,000 shares of our common stock at a subscription price of $0.12 per share. Of the aggregate purchase price, $1,050,000 was paid in cash and $1,050,000 was paid through the transfer of real property in Argentina valued at $1,050,000. The shares were acquired by an accredited investor (as defined under Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”)).

The Company intends to liquidate the real property it acquired as soon as practical and has so far sold one unit for total proceeds of $330,000. We have used the net proceeds we received from the offering for working capital and general corporate purposes, including supporting the further development of the Cieneguita Project.

In July 2011, we entered into an agreement with M3 Engineering and Technology Corporation (“M3”) for the execution and completion of a Canadian National Instrument 43-101 (“NI 43-101”) compliant PEA for the Cieneguita Project.

Project Overview

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

Our Cieneguita Project

Summary

Our Cieneguita Project is located in the Baja Tarahumara in Cieneguita Lluvia De Oro, an area of canyons in the Municipality of Urique, in southwest Chihuahua, Mexico. The concessions on the Cieneguita Project cover a total area of 822 hectares (approximately 2,031 acres). A new gold discovery was made by Sunburst in early 2008. A NI 43-101 compliant PEA of the economics for a larger scale of gold and silver production is currently occurring. The PEA has been initiated by us and is being conducted by M3. The PEA is expected to be completed in June 2013.

Property Ownership

The property associated with our Cieneguita Project is currently owned by Corporativo Minero. Sunburst, with the permission of Corporativo Minero, obtained an exclusive option to acquire the Cieneguita property for $2 million. We are required to make yearly payments to Corporativo Minero in the amount of $120,000 until the outstanding balance owed on the $2 million is paid in full to keep the option in good standing. In the alternative, when the Cieneguita Project is put into production, we are required to pay Corporativo Minero $20 per ounce of gold produced from the Cieneguita Project, in lieu of the yearly payment of $120,000, until we pay Corporativo Minero an aggregate of $2 million. In the event that the price of gold is above $400 per ounce, the payments payable from production will be increased by $0.10 for each dollar increment the spot price of gold trades over $400 per ounce. The total payment of $2 million does not change with fluctuations in the price of gold. Non-payment of any portion of the $2 million total payment will constitute a default, in which case we will lose our rights to the Cieneguita property and the associated concessions, but we will not incur any additional default penalty. Because of the mining operations being conducted by MRT at the Cieneguita Project, we are currently paying Corporativo Minero based on the gold being produced from the Cieneguita Project.

As of February 28, 2013, we have paid $1,177,000 to Corporativo Minero. Once the full $2 million payment has been made, we will own the Cieneguita property and have no further obligation to Corporativo Minero. Corporativo Minero has the obligation to pay, from the funds they receive from us, any royalties that may be outstanding on the properties from prior periods. Corporativo Minero has informed us that there were royalties of up to 7% net smelter return (“NSR”) owned by various former owners of the Cieneguita property. They have informed us that the corporations holding those royalties have been dissolved and that there is no further legal requirement to make these royalty payments. We can make no assurance that these former owners will not contend that we are ultimately responsible to pay all or some of the 7% NSR to these former royalty holders if the Project was ever put into production and Corporativo Minero did not make the payments to the royalty holders. MRT no longer has any ownership interest or payment obligations with respect to the Cieneguita property. There is no affiliation between Corporativo Minero and the Company or its officers, directors or affiliates.

Joint Venture Agreement and Project Ownership

To help fund our exploration activities, we entered into the Joint Venture Agreement with MRT in February 2009, which we amended in December 2009 and further amended in September 2012.

As a result of the amended Joint Venture Agreement and our agreements with the debenture holders, the ownership interest in the Cieneguita project and the net cash flows from the First Phase Production are held by us, MRT and Marje Minerals as follows:

Holder	Ownership Percentage	Net Cash Flow Interest (March 1, 2012 until December 31, 2012)	Net Cash Flow Interest (January 1, 2013 until December 31, 2013)	Net Cash Flow Interest (After December 31, 2013)
MRT	20%	65%	65%	20%
Marje Minerals	0%	6%	0%	0%
Pan American	80%	29%	35%	80%

The major terms of the amended Joint Venture Agreement with MRT and Marje Minerals are as follows:

•	Additional fees previously payable by MRT for minerals processed below the first 15 meters have been eliminated.

•
MRT, which is the exclusive operator, must provide us financial information related to the calculation of net cash flow within 30 days of the end of each month and will pay a minimum US $150,000 to us within the first 10 days of each month as a good faith advance against the previous month’s net cash flow. The balance of monies owed (if any) to us for the previous quarter is to be paid within 45 days from the end of each fiscal quarter.

•	MRT must provide us with quarterly reports summarizing exploration, development and operations and all related technical results from activities on the Cieneguita Project.

•
MRT must, at its cost, provide, a quarterly audit within thirty (30) days of the end of each fiscal quarter regarding compliance with environmental laws and steps required to effect remediation or other required actions (if any) to maintain and/or bring the project operations into compliance with all applicable environmental laws. The audit is to be performed by an independent expert environmental consulting firm selected by us and MRT. MRT is solely responsible for any costs of effecting any remediation recommended by the audit.

•
The date of the pilot production was extended from December 31, 2012 to December 31, 2013. MRT may terminate the project by providing us with ninety (90) days advanced written notice, and we may terminate the project upon an uncured breach of the Joint Venture Agreement by MRT.

Current Operations

Pursuant to the Joint Venture Agreement, MRT is responsible for all mining operations through the sale of concentrate. MRT starts with primary minerals processed from an open pit at the west end of the Cieneguita Project. MRT produces a bulk sulfide flotation concentrate that it later ships to Choix, Sinaloa, for cleaning and production of a saleable lead concentrate containing gold and silver. The revenues earned by us are the result of the extraction and sale of minerals from the Cieneguita Project, and are not incidental income related to our exploration activities.

All the plant and equipment utilized by MRT at the Cieneguita Project were paid for and are owned by MRT. MRT has also constructed and operates a tailings pond at the Cieneguita Project. Under the Joint Venture Agreement, MRT is required to remove its equipment from the Cieneguita Project at the end of 2013 or at such later date as is mutually agreed upon. As part of that obligation, MRT is currently remediating the tailings pond in accordance with applicable environmental laws.

Operations have commenced for two 12-hour shifts per day with an approximate processing rate of 700 tonnes per day. As reported by us, MRT has periodically experienced water supply problems during the dry season that has forced it to limit or curtail the processing of minerals. MRT’s right to conduct mining operations at our Cieneguita terminates on December 31, 2013. MRT is required to comply with applicable environmental laws and permits in conducting its operations at the Cieneguita Project. We are contemplating extending the Joint Venture Agreement past December 31, 2013.

Property Location

Cieneguita is located in the Baja Tarahumara in Cieneguita Lluvia De Oro, an area of canyons in the Municipality of Urique, in southwest Chihuahua State, Mexico. The property is located within one half mile of the small village of Cieneguita Lluvia de Oro. Access to the property is by an all-weather dirt road.

The concessions of the Cieneguita Project cover a total area of 822 Hectares (approximately 2,031 acres). The following table is a summary of the concessions on the Cieneguita Project:

Lot Name	Title Number	Area (Ha)	Term of Validity
Aurifero	196356	492.00	7/16/1993 to 7/15/2043
Aurifero Norte	196153	60.00	7/16/1993 to 7/15/2043
La Maravilla	190479	48.00	4/29/1991 to 4/24/2041
Aquilon Uno	208339	222.00	9/23/1998 to 9/22/2048

Claim Status and Licensing

In January 2007, the necessary permits to allow for the building and operation of a heap leach operation at the Cieneguita Project were granted to us. Currently, the permit has been updated to allow us to build a crushing and floatation mining operation. The permit is valid until 2016 as long as we continue to provide yearly reports to SEMERNANT (the governing Mexican environmental agency responsible for permitting).

History and Geology

The Cieneguita mines were in limited production in the 1990s. Over a four-year period, Cieneguita was operated by Mineral Glamis La Cieneguita S. De R.L. De C.V. (“Glamis”), a subsidiary of the Canadian company Glamis Gold Ltd. (“Glamis Gold”). According to Glamis’ records, Glamis processed minerals on the property in 1995. Glamis stopped production in the mid-1990s. At that time, Corporativo Minero, the operator of the concessions for Glamis, acquired the property. MRT entered into an agreement with Corporativo Minero on January 12, 2004 pursuant to which MRT acquired all of the mineral rights from Corporativo Minero to explore and exploit the Cieneguita concessions and to purchase them for $2 million. Under our agreements with MRT, MRT has assigned this agreement to Sunburst, our wholly-owned subsidiary.

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

Glamis Gold performed a test pilot heap leach operation on the property in the mid 1990’s. We have completed  significant additional development work at the Cieneguita Project, and expect the PEA to be completed in June 2013. Our operations are currently exploratory and we do not have any reserves.

A total of 51 diamond drill holes (6,700 meters) drilled by Cominco (now Teck Cominco Ltd.) defined an auriferous zone approximately 1,000 meters long by 200 wide. On such a zone, two mineralized structures were drilled during their exploration program in 1981 and 1982. Later, two drilling programs were performed by Glamis: 135 holes were drilled during 1994 and 62 holes were drilled during 1997. Both programs confirmed the delineation of the two mineralized ore bodies. We have had access to these reports from Cominco and Glamis. The initial exploration conducted by our Company has focused on further delineating the oxide mixed mineralized structures and the sulfide structures.

We used the original data from Cominco and Glamis to delineate the mineralized zone. In April 2006, we completed a sampling of the property that included more than 500 meters of deep trenches from which we took comprehensive channel sampling. The trenches comprised eight trenches approximately 200 meters long and two to 10 meters deep spaced equally along the 1,000 meters strike length of the property. From the walls of these trenches, we took approximately 550 rock samples. We sent one half of these samples to ALS Chemex’s laboratory in Chihuahua for assaying. The sampling protocol followed the best mining practices. The purpose of the sampling was to further define the ore grade and potential of the property. The other half of the sample was used to complete column tests to determine the leachability of the precious metals from the rock. Subsequent drilling indicated that the mineralized material was much larger than originally anticipated and that the heap leaching process was not the best method for extracting the precious metals from the bulk of the mineralized material.

Infrastructure

The Cieneguita town site has the following services: electrical power from the public utility, cellular phone, radio communication (CB), a health center and a school. Because the property was previously in production, it has existing infrastructure such as power, water, railroad transportation (within 20 kilometers), and all weather road access year round. We have an existing source of well water, which MRT is currently utilizing for the milling process it is conducting on the Cieneguita Project. Well water has been scarce during the dry season. Although we do not own any of the plant and equipment currently be used by MRT to conduct its operations at the Cieneguita Project, we believe that as a result of the existing infrastructure the investment needed to put the Cieneguita Project into full production would be less than the investment which would typically be required for a project that was never in production. There is no other equipment or facilities available to us on the property.

Current Exploration

The main exploration activities for the Cieneguita Project are described below:

•	103 diamond drill holes completed for a total of 20,215 meters of drilling;

•
Broad mineralized intercepts identified, ranging from nominal mineralization to 11.5 meters with 1.24 g/t Au, 99.6 g/t Ag, 0.45% Pb and 0.73% Zn (Drill Hole C-21) and 94 meters with 1.21 g/t Au, 79.8 g/t Ag, 0.78% Pb and 1.2% Zn (Drill Hole CI-30); and

•	Mineralization has been traced over 900 meters along strike and still remains open to the southwest and to depth.

We have conducted a series of exploration programs at Cieneguita since March 2007. The drilling exploration program commenced in December 2007 with one drill rig and a second rig was added in July 2008. The drilling was completed in December 2008. The figure below shows the location of the 103 diamond drill holes on the Cieneguita Project:

Assay results and an analysis of the drilling and exploration work are compiled and described in a  Technical Report on NI 43-101, which was completed following the end of fiscal 2010, and is in compliance with the standards and requirements of Canadian security regulatory authorities. The NI 43-101 report is also available on our website, www.panamgoldfields.com.

The figure below shows the main mineralization zones our drilling work identified at the Cieneguita Project. Areas in red on the figure represent zones exhibiting mineralization areas where grades are>1.5 g/t Au.

Planned Exploration

The recent exploration activities at the Cieneguita Project have shown that additional exploration is warranted. Considering the latest results and findings the proposed work program for Cieneguita will include:

1. Completing the infill drilling program by doing an additional 10,000 meters of drilling to further identify and support mineralization zones;

2. Continue conducting metallurgical tests; and

3. Complete a Preliminary Economic Assessment and a feasibility study;

There are no known reserves on the Cieneguita property.

Recent Financing Activities

In September 2012 in connection with the amended Joint Venture Agreement, we completed a private placement of 2,000,000 shares of common stock at a price of $0.12 per share for net proceeds of $240,000 pursuant to our private placement subscription agreement. We issued the shares to MRT in reliance on exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

In July 2012, we completed a private placement offering of 17,500,000 shares of our common stock at a subscription price of $0.12 per share for total proceeds of $2.1 million. Of the aggregate purchase price, $1,050,000 was paid in cash and $1,050,000 was paid through the transfer of real property in Argentina valued at $1,050,000 which consisted of 3 apartments, of which, we sold one of the apartments for $330,000 in January 2013. The shares issued in the offering were acquired by an accredited investor as defined under U.S. securities laws. We paid a finders’ fee of $84,000 and 700,000 shares of common stock to Emilio Alvarez a co-manager of Vortex Capital.

In December 2011, we completed a private placement of 4,400,000 units at $0.20 per unit, for total proceeds of $880,000. Each unit consists of one share of common stock and a warrant to purchase one share of common stock. Each warrant is exercisable for one share of common stock at an exercise price of $0.30 for a period of two years from the closing date. The securities were issued to  accredited investors as defined under U.S. securities laws. We paid $61,600 in finders’ fees in conjunction with the private placement.

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

Principal Products

Our principal product is the exploration for precious minerals. Because our Cieneguita Project is in the exploration stage, there is no guarantee that any ore body will be found or extracted. The proposed exploration program is being undertaken by our exploration team using in-house knowledge along with the support and guidance of consultants with expertise in these regions. We believe our existing management team and key advisors have the necessary exploration and mining expertise to locate, evaluate and bring mining properties to production.

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

Our operations and properties are subject to a variety of governmental regulations including, among others, regulations promulgated by SEMARNAT, Mexico’s environmental protection agency; the Mexican Mining Law; and the regulations of the Comisión National del Agua with respect to water rights. Mexican regulators have broad authority to shut down and/or levy fines against facilities that do not comply with regulations or standards or that do not have the necessary permits. MRT has the necessary permits and approvals for the pilot project in place. As we put any of our properties into production, operations may also be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental legislation and mine safety.

The need to comply with applicable laws, regulations and permits will increase the cost of operation and may delay exploration. All permits required for the conduct of mineral processing or mining operations, including the construction of mining facilities, may not be obtainable, which would have an adverse effect on any mineral processing or mining project we might undertake. Additionally, failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing exploration to cease or be curtailed. Parties engaged in mineral processing or mining operations may be required to compensate those suffering loss or damage by reason of the mineral processing or mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current governmental laws and regulations affecting mineral processing companies, or the more stringent application thereof, could adversely affect our operations. The extent of any future changes to governmental laws and regulations cannot be predicted or quantified. Generally, new laws and regulations result in increased compliance costs, including costs for obtaining permits, delays or fines resulting from loss of permits or failure to comply with the new requirements.

To keep our mineral concessions in good standing with the Government of Mexico, we must pay yearly property taxes. These taxes are based on a tariff per hectare and per the number of years (maturity) of each concession. The taxes are paid twice a year. We have paid:

July 2009	MXN $133,626 ($10,179)
January 2010	MXN $141,376 ($10,779)
July 2010	MXN $110,888 ($8,735)
January 2011	MXN $117,215 ($9,685)
July 2011	MXN $117,213 ($8,623)
January 2012	MXN $146,238 ($11,369)
July 2012	MXN $102,550 ($7,731)
January 2013	MXN $78,500 ($6,161)

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

In Mexico, we are required to submit, for government approval, a reclamation plan for each of our mineral processing sites that establishes our obligation to reclaim property after minerals have been mined from the site. In some jurisdictions, bonds or other forms of financial assurances are required as security for these reclamation activities. We may incur significant costs in connection with these restoration activities. The unknown nature of possible future additional regulatory requirements and the potential for additional reclamation activities create uncertainties related to future reclamation costs.

Pursuant to the amended Joint Venture Agreement, MRT must, at its cost, provide, a quarterly audit within thirty (30) days of the end of each fiscal quarter regarding compliance with environmental laws and steps required to effect remediation or other required actions (if any) to maintain and/or bring the project operations into compliance with all applicable environmental laws. The audit is to be performed by an independent expert environmental consulting firm selected by us and MRT. MRT is solely responsible for any costs of effecting any remediation recommended by the audit.

Employees

There are currently five persons working for Sunburst, of which, one is a geologist and the rest are employed in administrative capacity. Except for our general manager, Manuel Flores, all of these persons are provided to Sunburst under third party contract, either directly or via a personnel service agency. We have hired Neil Maedel as our Executive Chairman, Salil Dhaumya as our Chief Financial Officer, Dr. Fedor Zhimulev as our Chief Geologist and Manuel Flores as our Operations Manager. Other than these employees and our geologists, all of the personnel we utilize are contracted from third parties specializing in providing employees for Mexican companies. In using third party contractors, we minimize our exposure to Mexican employment law, and all liabilities are undertaken by the third party contractors providing the services. In order to deploy our working capital as efficiently as possible we pay a flat rate to the third parties for their services. In the event that our exploration projects are successful and warrant putting any of our properties into production, all such operations would be contracted out to third parties. Also, we rely on members of our management and board of directors to handle all matters related to business development and business operations.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Industry

We are in the exploration stage; therefore, it is difficult to evaluate our financial performance and prospects.

We have only completed the initial stages of exploration at our Cieneguita Project, and have no way to evaluate the likelihood that we will be able to operate and develop a successful business. We are considered to be an exploration stage corporation because we are currently engaged in the search for mineral deposits. We will be in the exploration stage until we exploit commercially viable mineral deposits on a property. The early stage of our operations makes it difficult to evaluate our financial performance and prospects, as well as our ability to successfully identify and develop mining projects. We have earned minimal revenues from mineral extraction activities to date at our Cieneguita Project, and we have not emerged from being an exploration stage to a development stage corporation. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

Because of our recurring operating losses and the funds required to support our future development activities, our auditor has raised substantial doubt about our ability to continue our business.

We received a report from our independent auditors on our financial statements for the fiscal year ended February 28, 2013, in which our auditors included explanatory paragraphs indicating that our recurring operating losses and our capital deficiency to support our future development activities cause substantial doubt about our ability to continue as a going concern. By issuing this opinion, our auditors indicated that they are uncertain as to whether we have the capability to continue our operations.

We have a history of incurring net losses. We expect our net losses to continue as a result of planned increases in operating expenses to support the further development of our Cieneguita Project, and therefore, may never achieve profitability.

We have a history of operating losses and have incurred significant net losses in each fiscal quarter since our inception. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses to support further development of our Cieneguita Project without realizing significant revenues. Our ability to generate and sustain significant revenues or to achieve profitability will depend upon numerous factors outside of our control, including the precious metals market and the economy. We have no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business, financial condition or results of operations could be materially adversely affected and we may need to curtail or delay future development of our Cieneguita Project or cease operations all together.

If we do not obtain financing when needed, we will need to curtail or delay future development of our Cieneguita Project.

As of February 28, 2013, we had cash on hand in the amount of approximately $177,000, total receivables of $189,000 and outstanding payables of $988,000. The outstanding payables include $168,000 of contingent liabilities related to our recently-terminated Argentine operation. The payables also include a further $240,000 of debt remaining from the Company’s operations in 2007 and 2008, on which we are attempting to negotiate settlements. Because a feasibility study has not been completed at our Cieneguita Project, we have not established any reserves. Although management believes the cash flow from the pilot project will provide funds to satisfy these obligations and also fund the Company’s general and administrative expenses and certain costs to move forward with the Cieneguita Project, and even though the pilot project at Cieneguita has been in a steady state of production for the past year, we cannot provide any assurance that the current rate of net cash flow will continue. As a result, it may be necessary to obtain additional financing to support our future operations. We will also require additional financing to complete the development of the Cieneguita Project necessary to attempt to establish reserves, including a feasibility study, and place it into commercial production. We currently do not have any arrangements for additional financing, and we may not be able to obtain financing when required. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern. If we are unable to obtain additional financing when sought, we will be required to curtail or delay our business plan. Any additional equity financing may involve substantial dilution to our then existing shareholders. There is a significant risk to investors who purchase shares of our common stock because there is a risk that we may not be able to generate and/or raise enough resources to remain operational for an period of time required to reach commercial production at a project.

Our business could be negatively affected as a result of a proxy fight and the actions of activist stockholders.

We recently received a notice from Vortex Capital Ltd. and its affiliates, including Emilio Alvarez, (together, “Vortex”) to nominate five individuals for election to our Board of Directors.  If a proxy contest results from this notice or proposal or if other activist activities continue, our business could be adversely affected because:

•	Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;
•
Perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•
If individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to continue to develop and realize value from our Cieneguita Project, and this could in turn have a material adverse effect on our business prospects and on our results of operations and financial condition.

Additionally, according to the notice we received from Vortex, the five individuals Vortex intends to nominate have no previous experience (i) operating or managing a mining company, or, to our knowledge, (ii) advancing a known mineral resource from a resource category to reserves.  If such individuals are elected to the Board, their lack of experience may adversely affect our ability to continue to develop and realize value from our Cieneguita Project, which could in turn, have a material adverse effect on our business prospects and on our results of operations and financial condition.

A proxy contest could also cause our stock price to experience periods of increased volatility.

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

There are no known reserves on the Cieneguita Project, and our future development efforts at our Cieneguita Project may not be successful.

We have decided to focus our resources on developing the Cieneguita Project, and we recently disposed of our other exploration projects. As a result, our long-term success currently depends on our successful development of the Cieneguita Project. There are currently no known reserves on the Cieneguita Project, and we cannot make an assessment of whether there are any known reserves without completing a feasibility study. In the past, we have completed drilling programs and metallurgical studies that have supported a decision to move forward with the development of the Cieneguita Project. In addition, MRT is currently operating a pilot project at the Cieneguita Project that is cash flow positive. As we have discussed, we engaged a third party engineering firm to complete a PEA of the Cieneguita Project, which is a step that must be completed prior to beginning a feasibility study. As we announced on March 13, 2013, the preliminary results from the PEA were promising regarding the potential mineral reserve at the Cieneguita Project. We believe the PEA will be complete in June 2013, at which time we intend to announce the final results from the PEA. Because the PEA is being conducted by a third party engineering firm in accordance with industry standards, we cannot assure you that the PEA will be completed on this timeframe or that the final results of the PEA will be favorable or support the further development of the Cieneguita Project, including moving forward with the feasibility study. Accordingly, no assurances can be given that the Cieneguita Project will contain adequate amounts of gold, silver and base metals for commercialization. Further, even if we commence commercial operations, we cannot guarantee that we will make a profit. If we cannot acquire or locate commercially exploitable precious metal deposits at our Cieneguita Project, or if it is not economical to recover the precious metal deposits, our business and operations will be materially adversely affected.

Because of the speculative nature of exploration and development of mineral concessions and the unique difficulties and uncertainties inherent in the mineral exploration and development business, there is substantial risk that no commercially exploitable minerals will be found and developed and our business will fail.

Exploration for and development of minerals, including at our Cieneguita Project, is a speculative venture involving substantial risk. Any figures presented in this report relating to gold and mineral deposits adjacent to our properties do not indicate that we will be successful in searching for and extracting gold deposits on our properties. New mineral exploration and development companies encounter difficulties, and there is a high rate of failure of such enterprises. The expenditures we may make in the exploration of the mineral concessions may not result in the discovery and development of commercial quantities of ore. In addition, whether a property can be developed successfully also depends on whether the minerals can be extracted on a commercially attractive basis, which is based on a number of factors, including the market price for materials that can be mined at the property. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and development and additional costs and expenses that may exceed current estimates. In addition, problems such as unusual or unexpected mineral formations and other geological conditions often result in unsuccessful exploration and development efforts. In such a case, we would be unable to complete our business plan, and our future prospects will be harmed. The search for and development of valuable minerals also involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins, the use of explosives, waste disposal, worker safety and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Our mineralization figures are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, the mineralization figures calculated from our exploration efforts and presented in this report and in our filings with securities regulatory authorities, press releases and other public statements, including the preliminary results of the PEA, that may be made from time to time are based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects for further exploration and development, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on our properties. Until a feasibility study is completed, mineral reserves and grades of mineralization must be considered as estimates only. These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.

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

There are several governmental regulations that materially restrict mineral exploration or exploitation. We expect to be subject to federal, state and local laws and regulations in Mexico regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials and other similar laws and regulations. Amendments to current laws, regulations and permits governing operations and activities of exploration and development companies, or more stringent implementation thereof, could have a material adverse impact on us and our operating, increase our expenditures and costs and require abandonment or delays in developing new mineral processing properties. Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm our business, financial condition or results of operations. We cannot predict how agencies or courts in Mexico will interpret existing laws and regulations or the effect that these adoptions and interpretations may have on our business, financial condition or results of operations. We may be required to make significant expenditures to comply with governmental laws and regulations.

Any significant mineral processing operations that we undertake in the future will have some environmental impact, including land and habitat impact, arising from the use of land for mineral processing and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off. No assurances can be given that such environmental issues will not have a material adverse effect on our business, financial condition or results of operations in the future. MRT is required to comply with applicable environmental laws and permits in conducting its operations at the Cieneguita Project under the terms of our agreement with MRT. As a result, we are reliant on MRT complying with its obligations under our agreement with MRT, and our ability to enforce the terms of our agreement with MRT. While we believe we do not currently have any material environmental obligations, exploration and development activities may give rise in the future to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation.

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

We do not maintain insurance against title. Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties. We cannot give any assurance that title to our Cieneguita Project and claims will not be challenged or impugned and cannot be certain that we will have or will acquire valid title to these mining properties and claims. We cannot assume that counterparties to our title transfer agreements will meet their contractual obligations and transfer title on a timely basis. Furthermore, there is a risk that the Mexican government may in the future grant additional titles in excess of our expectations to currently illegal miners or that disputes may arise as to existing title ownership or planned acquisitions. Furthermore, although we believe that mechanisms exist to integrate the titles of mineral properties currently not owned by us, there is a risk that this process could be time consuming and costly. The possibility also exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title. As a result, any claims against us may result in liabilities we may not be able to afford resulting in the failure of our business.

As a public company, we may have to implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements, which will increase our costs and require additional management resources.

We currently are a company with limited resources and we intend to continue to spend most of our resources on  development and other operational expenses. We are currently classified as a Smaller Reporting Company under Exchange Act regulations. Until we are classified as an Accelerated Filer (based upon our market capitalization reaching $75 million as of the applicable measuring date, among other requirements), we are exempt from compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002, relating to the attestation and reporting by our external auditing firm on our internal controls. However, if we were no longer exempt from compliance with certain provisions of the Sarbanes-Oxley Act of 2002, we would incur significant additional costs, which would be material to us and would affect our results of operations. In order to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, we may be required to expand disclosures and accelerate our financial reporting requirements. If we are unable to complete the required Section 404(b) assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our first Form 10-K for which compliance is required, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Exchange Act. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

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

As the small scale operation continues at Cieneguita, our contract calls for any remaining payments to be paid from the sale of gold, up to a total of $2,000,000. The payments are as follows: the remainder of the $2,000,000 payment is being paid out of production from the Cieneguita Property at a rate of $20 dollars per ounce of gold sold, plus an additional $0.10 for every $1.00 the price of gold exceeds $400. This amount is paid by MRT to Corporativo Minero and is deducted from net profits. As of February 28, 2013, we have paid $1,507,241 to Corporativo Minero. Once $2,000,000 is paid, there is no further obligation to Corporativo Minero. Non-payment of any portion of the $2,000,000 total payment will constitute a default. In such case, Corporativo Minero would retain ownership of the concessions, but we will not incur any additional default penalty.

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

Any mining operations we undertake outside of the United States will be subject to currency fluctuations. Fluctuations in the exchange rate between the U.S. dollar and any foreign currency may adversely impact our operations. We do not anticipate that we will enter into any type of hedging transactions to offset this risk. In addition, with respect to commercial operations in Mexico or other countries, it is possible that material transactions incurred in local currency, such as engagement of local contractors for major projects, will be settled at a U.S. dollar value that is different from the U.S. dollar value of the transaction at the time it was incurred. This could have the effect of undermining profits from operations in that country.

Our property interests in Mexico are subject to risks from instability in those countries.

We have property interests in Mexico which may be affected by risks associated with political or economic instability in those countries. The risks with respect to Mexico and other developing countries include, but are not limited to: military repression, extreme fluctuations in currency exchange rates, criminal activity, lack of personal safety or ability to safeguard property, labor instability or militancy, mineral title irregularities and high rates of inflation.

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

As of February 28, 2013, we had 94,507,801 shares of common stock issued and outstanding and warrants that may be convertible into 29,160,000 shares of common stock. Each warrant may be exercised to purchase one share of common stock. The sale of these shares may adversely affect the market price of our common stock.

There is a limited trading market for our common stock and if an active market for our common stock does not develop, our investors may not be unable to sell their shares.

Our common stock is presently quoted on the National Association of Securities Dealers Inc.’s Over the Counter QX (the “OTC QX”) and the Frankfurt Stock Exchange. Quotations and trading volume of our common stock on the OTCQX has been sporadic. There is currently very little active trading in the market for our common stock and an active public market may not develop or be sustained in the future. Also, we cannot provide our investors with any assurance that our common stock will continue to be traded on the OTCQX or the Frankfurt Stock Exchange. If our common stock is not quoted on the OTCQX or Frankfurt Stock Exchange or if an active public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment.

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

The trading market for our common stock is currently subject to rules adopted by the Securities and Exchange Commission which regulates broker dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00, except for securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to make a special written determination that the penny stock is a suitable investment for the purchaser and to receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and making it more difficult for holders of our stock to sell their shares, as long as the shares are subject to the penny stock rules.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase shares of our common stock.

We have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directs, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, after taking into account various factors, including but not limited to our financial condition, operating result, investors must rely on sales of their own common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase our common stock.

Because our stock price can be volatile, investors may not be able to recover any of their investment.

Stock prices in general, and stock prices of mineral exploration companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance or any specifics of the company. Factors that may influence the market price of our common stock include:

•	actual or anticipated changes or milestones in our operations ;

•	the results of our development efforts at our Cieneguita Project, including the final results of the PEA;

•	our ability or inability to generate revenues from the pilot program at the Cieneguita Project;

•	increased competition within Mexico and elsewhere;

•	government regulations, including mineral exploration regulations that affect our operations;

•	predictions and trends in the gold mining exploration industry;

•	volatility of the gold and silver market prices;

•	sales of common stock by “insiders”; and

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

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

ITEM IB. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an office at 570 Granville Street, Unit 1200, Vancouver, BC. V6C 3P1, operating under a month-to-month lease, with a monthly rent of $500.

We also operate a Mexican office located at C. General Retana #706, Col. San Felipe, Chihuahua, Chihuahua, Mexico, CP 31203, operating under the terms of this lease on a month-to-month basis, with a monthly rent of $900.

As described in Item 1 above, we have property rights in the Cieneguita Project in Mexico.

ITEM 3. LEGAL PROCEEDINGS

Neither our Company nor our properties are the subject of any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

This item is not applicable because all of our mining properties are outside the United States.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Over the Counter Bulletin Board (“OTCQX”) under the symbol “MXOM.QX”. The following table sets forth the high and low closing bid prices for our common stock as reported on the OTCBB for the periods indicated.

Fiscal Year Ending February 28, 2013	High	Low
First Quarter	$0.19	$0.08
Second Quarter	$0.18	$0.07
Third Quarter	$0.17	$0.11
Fourth Quarter	$0.20	$0.11
Fiscal Year Ending February 29, 2012	High	Low
First Quarter	$0.32	$0.18
Second Quarter	$0.24	$0.15
Third Quarter	$0.22	$0.17
Fourth Quarter	$0.20	$0.16

The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

As of February 28, 2013, there were approximately 288 stockholders of record of our common stock. The closing price of our common stock on March 31, 2013 was $0.23 per share.

There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future.

Unregistered Sales of Equity Securities.

In January 2013, the Company issued 500,000 shares of common stock to a consultant pursuant to a consulting agreement. The shares were valued at the time of issuance at $0.13 per share.

In November 2012, the Company issued 500,000 shares of common stock to a consultant pursuant to consulting agreements. The shares were valued at the time of issuance at $0.12 per share.

The shares were issued in each of these transactions in reliance on exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K and those discussed in other documents we file with the SEC. In light of these risks, uncertainties, and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this Annual Report on Form 10-K to reflect future events or circumstances.

Overview

We are an exploration stage company focused on mineral exploration activities in Mexico through our wholly owned Mexican subsidiary, Sunburst Mining de Mexico, S.A. de C.V., (“Sunburst”). We are currently engaged in the exploration and development of one gold and silver project, named the Cieneguita Project, which is made up of several mining concessions. The Cieneguita Project is located in the Sierra Madre region of the State of Chihuahua, Mexico.

To help support our exploration activities, in February 2009 we entered into a joint venture agreement with Minera Rio Tinto, S.A. de C.V. (“MRT”), a mining operator in Chihuahua, Mexico (the “Joint Venture Agreement”). Under the Joint Venture Agreement, we authorized MRT to commence a small scale milling operation at our Cieneguita Project (the “pilot project” or “pilot operation”). MRT commenced the pilot operation in March 2010 after the construction of systems and initial plant facilities for crushing and gravity and flotation circuits were complete and adequate water supplies established. Operations have since been expanded from one to two 12-hour shifts per day with a processing rate up to 750 tonnes per day. The terms of the Joint Venture Agreement (as amended) with MRT are discussed in detail below.

Our financial condition has improved substantially since the current executive group took over management of the Company in late 2009. At the time, the Company’s working capital deficiency was approximately $4.7 million and the Company received no revenues from its operations. Because of lack of capital, the Company faced having its interests in the Cieneguita Project reduced from 40% to 25%.

Since then, the Company’s position has improved dramatically based on the efforts of the current executive group. The Company now receives 35% of net cash flow from pilot operations at the Cieneguita Project, which were 100% financed by MRT under the Joint Venture Agreement, and it retains at all times an 80% ownership interest in the Cieneguita Project. In addition, the Company has substantially reduced the nearly $5 million in debt it had incurred as of the time of the management change in 2009, and has achieved positive working capital.

Gross revenue derived from the pilot project pursuant to the Joint Venture Agreement for fiscal year 2013 was $16,194,000 compared to $10,510,000 for fiscal 2012, an increase of 54%. Net of operating costs, the Company’s net cash flow from pilot project, was $1,894,000 for fiscal 2013 compared to $794,000 in fiscal 2012, an increase of 139%. This was primarily due to the efforts of the Company in renegotiating the Joint Venture Agreement with MRT and obtaining the improved business terms. The increase was also due to the increase in the production rate at the pilot plant, increased efficiencies in the overall operation and higher availability of the milling facilities resulting from the amendments of the Joint Venture Agreement.

We expect to finalize the PEA for the Cieneguita Project in June 2013. We have summarized some of the preliminary work from the PEA to date, which can be found on our website, www.panamgoldfields.com, under the “Recent News” section, March 13, 2013. We believe the preliminary data supports a decision to proceed with the completion of a full feasibility study to show the potential of the Cieneguita Project.

In September 2011, because MRT experienced delays in achieving a steady state of production at the pilot project and was unable to complete a feasibility study for the Cieneguita Project within the prescribed time by the initial terms of the Joint Venture Agreement, the current management team was able to renegotiate the terms of the Joint Venture Agreement to increase the Company’s cash flow from the pilot project and its percentage ownership of the overall Cieneguita Project. The Company assumed responsibility to complete a preliminary economic assessment for the Cieneguita Project, and the parties agreed to fund the future feasibility study for the Cieneguita Project on a pro-rata basis according to their respective ownership percentages.

In September 2012, the Company negotiated a second amendment to the Joint Venture Agreement with MRT, as discussed in more detail below. In the second amendment to the Joint Venture Agreement, the Company was further able to increase cash flow to the Company from the pilot project at the Cieneguita Project, on a retroactive basis to March 2012. The second amendment to the Joint Venture Agreement also increased the Company’s ownership interests in the Cieneguita Project, as well as removed the depth limitations for the pilot project, giving MRT more incentive to implement project efficiencies and increase the production rate of the pilot project. Now, due to the second amendment of the Joint Venture Agreement, we are not wholly dependent on the equity markets for funding the Company’s development, a strategy that has turned out to be prescient given the current market conditions.

As a result of the efforts and strategy of the current executive team, the Company has received revenues from MRT on a regular monthly basis to support the Company's activities since late 2011.

Recent Developments

Joint Venture Agreement

In September 2011, because MRT experienced delays in achieving a steady state of production at the pilot project and was unable to complete a feasibility study for the Cieneguita Project within the prescribed time by the initial terms of the Joint Venture Agreement, the current management team was able to renegotiate the terms of the Joint Venture Agreement to increase the Company’s cash flow from the pilot project and its percentage ownership of the overall Cieneguita Project. The Company assumed responsibility to complete a preliminary economic assessment for the Cieneguita Project, and the parties agreed to fund the future feasibility study for the Cieneguita Project on a pro-rata basis according to their respective ownership percentages.

In September 2012, we entered into the second amendment of the Joint Venture Agreement with MRT. The parties agreed to the following provisions pursuant to the second amendment of the Joint Venture Agreement:

•
Our share of net cash flow from the pilot project operated by MRT on the Cieneguita Project increased from 20% to 29% beginning retroactive to March 1, 2012 through December 31, 2012. Beginning January 1, 2013 through December 31, 2013, our share of net cash flow from the project increases to 35%. After December 31, 2013, we receive 80% of the net cash flow.  At all times, the Company retains its 80% ownership interest in the entire Cieneguita project.

•	Additional fees previously payable by MRT for minerals processed below the first 15 meters have been eliminated.

•
MRT, which is the exclusive operator, must provide us financial information related to the calculation of net cash flow within 30 days of the end of each month and will pay a minimum US $150,000 to us within the first 10 days of each month as a good faith advance against the previous month’s net cash flow. The balance of monies owed (if any) to us for the previous quarter is to be paid within 45 days from the end of each fiscal quarter.

•
MRT must provide us with quarterly reports summarizing exploration, development and operations and all related technical results from activities on the Cieneguita Project. All of the books and records and the operations of MRT are subject to audit by us.

•
MRT must, at its cost, provide, a quarterly audit within thirty (30) days of the end of each fiscal quarter regarding compliance with environmental laws and steps required to effect remediation or other required actions (if any) to maintain and/or bring the project operations into compliance with all applicable environmental laws. The audit is to be performed by an independent expert environmental consulting firm selected by us and MRT. MRT is solely responsible for any costs of effecting any remediation recommended by the audit.

•
The date of the pilot production was extended from December 31, 2012 to December 31, 2013. MRT may terminate the project by providing us with ninety (90) days advanced written notice, and we may terminate the project upon an uncured breach of the Joint Venture Agreement by MRT.

•	At all times, we retain our 80% ownership interest in the entire Cieneguita Project.

Other Projects

In February 2011, we had entered into an agreement with Compañia Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectares Cerro Delta Project in northwest La Rioja Province, Argentina. Under the terms of the agreement, we were required to pay $150,000 upon signing the agreement, $200,000 on the first anniversary, $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the Cerro Delta Project payable on the sixth anniversary of the signing. However, due to poor results from a field reconnaissance program, a worsening business environment in the country and the approach of an option payment in the amount of $500,000, we elected to terminate the project in January 2013 in order to focus our resources on the development of the Cieneguita project. Additionally, we sold our Encino Gordo Project in Mexico in May 2012 for a total consideration of $300,000.

In July 2011, we entered into an agreement with M3 Engineering and Technology Corporation (“M3”) for the execution and completion of a NI 43-101 compliant PEA for the Cieneguita Project. We expect to finalize the PEA in June 2013. We have summarized some of the preliminary work from the PEA to date, which can be found on our website, www.panamgoldfields.com, under the “Recent News” section, March 13, 2013. We believe the preliminary data supports a decision to proceed with the completion of a full feasibility study to show the potential of the Cieneguita Project.

Financings

In connection with the Second Amended Agreement, MRT purchased 2 million shares of our common stock at a price of $0.12 per share for net proceeds of $240,000 pursuant to the our private placement Subscription Agreement. We issued the shares to MRT in reliance on exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On July 13, 2012 we entered into a $2.1 million private placement offering. In the offering, we issued 17,500,000 shares of our common stock at a subscription price of $0.12 per share. Of the aggregate purchase price, $1,050,000 was paid in cash and $1,050,000 was paid through the transfer of real property in Argentina valued at $1,050,000. The shares were acquired by an accredited investor (as defined under Rule 501(a) of Regulation D promulgated under the Securities Act). The Company intends to liquidate the real property it acquired as soon as practical and has so far sold one unit for total proceeds of $330,000. We have used the net proceeds we received from the offering for working capital and general corporate purposes, including supporting the PEA for the Cieneguita Project.

Revenue and Production

Pursuant to the amended Joint Venture Agreement, the parties agreed to restructure cash flows payments and ownership of the Cieneguita Project as follows:

Holder	Ownership Percentage	Net Cash Flow Interest (March 1, 2012 until December 31, 2012)	Net Cash Flow Interest (January 1, 2013 until December 31, 2013)	Net Cash Flow Interest (After December 31, 2013)
MRT	20%	65%	65%	20%
Marje Minerals	0%	6%	0%	0%
Pan American	80%	29%	35%	80%

For fiscal 2013, the joint venture with MRT generated net cash flows to the Company of $1,894,000.

We expect that certain capital improvements, including an improved water collection system and the construction of a small water reservoir adjacent to the Cieneguita mill, along with the addition of a conditioner, a disc filter, additional flotation cell capacity and a conventional thickener, should result in increased production to approximately 800 tons per day from the current rate of 715 tons per day rate at the end of fiscal 2013. Monthly gold and silver production reporting to the sulfide bulk concentrate at Cieneguita rose from 629 oz Au and 36,517 oz Ag to 641 oz Au and 76,079 oz Ag during fiscal 2013. The production rose from 587 tonnes milled per day to 788 tonnes milled per day by the end of fiscal 2013.

Gross revenue derived from the pilot project pursuant to the Joint Venture Agreement for fiscal year 2013 was $16,194,000 compared to $10,510,000 for fiscal 2012, an increase of 54%. Net of operating costs, the Company’s net cash flow from pilot project, was $1,894,000 for fiscal 2013 compared to $794,000 in fiscal 2012, an increase of 139%. This was primarily due to the efforts of the Company in renegotiating the Joint Venture Agreement with MRT and obtaining the improved business terms discussed above. The increase was also due to increase in the production rate at the pilot plant, increased efficiencies in the overall operation and higher availability of the milling facilities resulting from the amendments of the Joint Venture Agreement.

Additional pre-stripping costs of $1,003,000 were incurred as operating costs in the last two quarters of fiscal 2013 for preparing the pilot project. Pre-stripping refers to removing overburden covering the ore materials from the mining areas prior to mining and preparing land for mineral processing. This pre-stripping impacted the Company’s working capital position as of the end of fiscal 2013. Without the expense of this additional pre-stripping, the Company’s working capital position would have been much higher. These costs are booked as current operating costs, even though they are in the nature of a pre-paid expense relating to minerals that will be processed in the future. The additional pre-stripping increased in fiscal 2013 as mineral processing operations moved to a new area in the mine at the pilot project. We believe these increased pre-stripping costs incurred in the last two quarters of fiscal 2013, will defray costs of stripping in the first two quarters of fiscal 2014. Therefore, we expect the working capital position of the Company to benefit in the next two quarters by a similar amount. .

Financing Needs

The term of the pilot project ends in December 31, 2013. We may extend the term of the Joint Venture Agreement with the goal of reducing our future equity financing needs to support our future development of the Cieneguita Project.

After the term of the pilot project ends, the Company will earn 80% and MRT will earn 20% of the net cash flow interest earned from the extraction and processing of mineralized material from the Cieneguita Project, if any, whether by extension of the pilot operation thereafter operated by the Company, or from the development of a much larger, commercial operation. The results of the PEA are expected to be released during the second quarter of 2013. We have summarized some of the preliminary work from the PEA to date, which can be found on our website, www.panamgoldfields.com, under the “Recent News” section, March 13, 2013. We believe the preliminary data supports a decision to proceed with the completion of a full feasibility study to show the potential of the Cieneguita Project. We, however, can make no assurances regarding the final results of the PEA, which is being conducted by a third-party engineering firm.

For the fiscal year ending February 28, 2014, our current operating budget is based on receiving a minimum of $1,200,000 from the pilot project. We believe we will receive more than $1,200,000 from the operations of the pilot project, but we have prepared a conservative operating budget to allow for unexpected operating issues at the pilot project. We may also need capital to pay our outstanding accounts payable or to pursue a feasibility study for the Cieneguita Project.

In the event that the PEA shows a mineral deposit at the Cieneguita Project, of which there is no guarantee, we would need to raise additional capital to prepare a feasibility study and put the Cieneguita Project into production, if so warranted, or, alternatively, pursue the possibility of selling the property. The amount of additional capital we would need is indeterminable at this time until we receive the final PEA results.

In the event that we should find a mineable reserve at the Cieneguita Project, it is management’s intention to contract the mining and milling of any mineralized reserves out to third parties. We do not have any known reserves at this time at the Cieneguita Project.

Exploration Projects – Current Status

Our exploration activities in 2012 focused on the Cieneguita Project. A small reconnaissance drill program was completed in the Piedras Blancas area, approximately 500 meters south of the Cieneguita deposit. The best intercept was hole SM-06 with 39 meters averaging approximately 0.84 g/t Au eq. The next phase of drilling is to focus on the Cieneguita deposit and will consist of infill drilling and defining the southeastern boundaries of the Cieneguita deposit.

In December 2011, we hired Dr. Fedor Zhimulev, MSc., PhD Honors as our chief geologist. He was a former senior researcher at the Sobolev Institute of Geology and Mineralogy and has extensive experience conducting fieldwork. From 2009 to 2011, he was appointed as leader of the Sobolev Institute’s Junior Scientists Community, and last year was awarded the Academican Sobolev prize for junior scientists from the Siberian Branch of the Academy of Sciences. Dr. Zhimulev will work with Alexander Becker PhD, who retains actual management of our exploration programs.

Cieneguita Preliminary Economic Assessment (PEA)

We commenced work on the Cieneguita PEA compliant with Canadian National Instrument 43-101 in October 2011. We retained M3 Engineering, Tucson, Arizona, based on the firm’s extensive recent and relevant experience with mining projects in Mexico. It is anticipated that the results of the PEA will be available in early June 2013.

We expect to finalize the PEA for the Cieneguita Project in June 2013. We have summarized some of the preliminary work from the PEA to date, which can be found on our website, www.panamgoldfields.com, under the “News” section, March 13, 2013. We believe the preliminary data supports a decision to proceed with the completion of a full feasibility study to show the potential of the Cieneguita Project.

Critical Accounting Estimates

The preparation of our financial statements requires management to make various judgments with respect to estimates and assumptions. On an ongoing basis, management regularly reevaluates its estimates and assumptions; however actual amounts could differ from those based on such estimates and assumptions.

We have made certain accounting estimates that have a material bearing on our financial statements. The most significant estimates are:

Mineral property costs

We have been in the exploration stage since March 1, 2004, and until recently have not realized any significant revenues from the Company’s planned operations. We are presently engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

RESULTS OF OPERATIONS

Year ended February 28, 2013 compared to the year ended February 29, 2012.

In this discussion of our results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

The pilot project operations being conduct by MRT at our Cieneguita Project produced 6,487 ounces of gold and 646,586 ounces of silver in bulk concentrate during the year ended February 28, 2013 (“fiscal 2013”), compared to and 5,732 ounces of gold and 309,383 ounces of silver in bulk concentrate for the year ended February 29, 2012 (“fiscal 2012”), an increase of 13% and 109%, respectively. The following is the information on the mineralized materials processed and average sale price of metals received for fiscal 2013 and fiscal 2012.

Mineralized Materials Processed

	Feed Grade (g/t) Au	Feed Grade (g/t) Ag	Recovery (%) Au	Recovery (%)Ag	Minerals Processed (tonnes)	Bulk Concentrate Produced (tonnes)

Fiscal 2013	1.11	130	92.8	94.3	200,639	19,284
Fiscal 2012	1.54	82	89.10	90.32	129,915	12,187

Average Price Received

	Gold (per ounce) $	Silver (per ounce) $	Lead (per tonne) $
Fiscal 2013	1,636.84	30.12	2,079.38
Fiscal 2012	1,614.49	35.24	2,237.12

This information was provided to us by MRT pursuant to the terms of the Joint Venture Agreement. Under the Joint Venture Agreement, MRT is responsible for processing and selling the concentrate from the pilot project. We are entitled to receive 29% of the net cash flows from the pilot project operations from March 1, 2012 to December 31, 2012, 35% of the net cash flows from January 1, 2013 to December 31, 2013 and 80% of the cash flows after December 31, 2013. We do not have any direct agreement with any third party regarding the sale of concentrate from the pilot project being conducted at the Cieneguita Project.

Revenues

The pilot project generated approximately $4,859,000 million in revenues allocable to us for fiscal 2013 as compared to approximately $2,102,000 for fiscal 2012, an increase of 130%. MRT sold concentrate from the pilot project and pursuant to the terms of the Joint Venture Agreement, we receive a portion of the net cash flows.

During November and December 2012, approximately $500,000 worth of concentrate was stolen while being shipped for processing. During December 2012, MRT revamped its security procedures and changed its shipping methods to prevent further incidents.

Gross Margin

Our gross margin for fiscal 2013 was approximately $2,978,000 for fiscal 2013 as compared to approximately $1,275,000 for fiscal 2012, an increase of 130%. The increase was primarily attributed to increased revenues received from the operations of the pilot project.

General and Administrative Expenses

The following table shows general and administrative expenses by operating segment during fiscal 2013:

	Mexico	Argentina	Mongolia	Corporate	Sub total	Cieneguita	Total
						Operations
Selling expenses	$-	$-	$-	$-	$-	$81,172	$81,172
Camp costs	-	-	-	-	-	206,614	206,614
Strip mining	-	-	-	-	-	425,355	425,355
Consulting fees	-	-	-	38,630	38,630	-	38,630
Directors' fee	-	-	-	140,000	140,000	-	140,000
Investor relations	-	-	-	159,847	159,847	-	159,847
Public company costs	-	-	-	41,340	41,340	-	41,340
Management fees	-	80,000	-	234,000	314,000	-	314,000
Salaries and benefits	117,925	-	-	-	117,925	-	117,925
Office and miscellaneous	15,731	5,773	-	133,315	154,819	370,006	524,825
Professional fees	677	9,900	-	-	10,577	-	10,577
Advertising and promotion	-	-	-	128,311	128,311	-	128,311
Accounting and legal fees	11,564	4,363	-	290,110	306,037	-	306,037
Rent & utilities	12,469	-	-	39,800	52,269	-	52,269
Auto expense	3,272	-	-	-	3,272	-	3,272
Travel and accomodations	471	72,105	13,982	167,861	254,419	-	254,419
General and administrative	162,109	172,141	13,982	1,373,214	1,721,446	1,083,147	2,804,593
(Cash expenses)
Depreciation	12,735	-	-	-	12,735	-	12,735
Stock-based compensation	-	-	-	696,150	696,150	-	696,150
Total general and administrative expenses	$174,844	$172,141	$13,982	$2,069,364	$2,430,331	$1,083,147	$3,513,478

Our general and administrative expenses for fiscal 2013 for all segments were $2,430,000, not including expenses incurred by MRT but proportionately allocated to us under the Joint Venture Agreement. These expenses, as set forth in the table above under “Cieneguita operations”, included selling expenses, camp costs, strip mining expenses and office and miscellaneous expenses, all of which were directly attributable to the pilot project operations being conducted at our Cieneguita Project, and amounted to $1,083,147. These expenses are deducted by MRT prior to our receipt of the net cash flows from the pilot project. Thus, our net cash flow of $1,894,000 we received from the operations of the pilot project for fiscal 2013 is equal to our gross margin of $2,978,000, less the general and administrative expenses for the operations of the pilot project of $1,083,147, less certain royalty payments.

In fiscal 2013, our general and administrative expenses decreased by 3.22%. The decrease was due to $696,000 for non-cash stock-based compensation in fiscal 2013 compared to $1,274,000 in fiscal 2012, a decrease of 45%. Management fees also decreased to $314,000 in fiscal 2013 compared to $326,000 in fiscal 2012. Office and administration fees increased to $643,000 in fiscal 2013 compared to $427,000 in 2012, which were due to higher administration expenses incurred by MRT (and allocated to us) relating to the expansion of Cieneguita operations. Additionally, our actual cash outlay in fiscal 2013 decreased to $1,308,000 from $1,649,000 in the previous year, a decrease of 20%. For fiscal 2014, we don’t expect to incur any further general and administrative expenses for other mining properties, as we focus our efforts on developing the Cieneguita Project.

Mineral and Exploration Costs

Mineral exploration expenses were approximately $1,618,000 in fiscal 2013 compared to approximately $891,000 in fiscal 2012, an increase of 82%. The increase was due to expenses related to the preparation of the PEA on our Cieneguita Project in fiscal 2013.

For fiscal 2013, we incurred $490,000 in mineral property costs as payments for our Mexican and Argentine properties. At February 28, 2013, we tested the carrying amounts of all our Mexican properties for recoverability. Based on our tests, we concluded that the sum of undiscounted cash flows expected to result from the use and eventual disposition of all such properties was $nil as the properties have no known reserves. Accordingly, a mineral property impairment loss of $490,000 has been recognized for fiscal 2012. Impairment of mineral property costs in fiscal 2013 decreased from $950,000 for fiscal 2012. If we are able to raise additional funds to continue with our business plan, we anticipate that exploration expenditures will increase in fiscal 2014 as a result of anticipated exploration activities on our Mexican mineral properties.

Operating Loss

Our operating loss decreased to $2,644,000 for fiscal 2013 compared to $4,196,000 for fiscal 2012, representing a decrease of 37%. The decrease is primarily attributable to higher revenues from the pilot project.

Interest Expense

Our interest expense decreased to $13,000 for fiscal 2013 compared to $41,000 for fiscal 2012. The lower interest expense in fiscal 2013 pertains to loans payable and other charges, whereas the fiscal 2012 interest expense pertains mostly to promissory notes that were converted into equity during the year and loans payable.

Other Income

Other income increased to $522,000 for fiscal 2013 compared to $160,000 for fiscal 2012, an increase of 225%. The increase was primarily attributable to recovery of labor costs attributable to the operations of the pilot project incurred by us and recovery of royalty payments paid to Corporativo Minera, on behalf of MRT.

Net Loss

Our net loss decreased to $2,261,000 for fiscal 2013 compared to $3,408,000 for 2012, a decrease of 34%. This decrease in our loss was primarily attributable to higher revenue from the operation of the pilot project, lower general and administrative expenses as well as lower mineral property costs. The non-cash component of stock-based compensation costs was $696,000 in the current period compared to $1,274,000 for 2012.

We anticipate that we will continue to incur net losses until such time that we can develop reserves and achieve significant revenues from sale of minerals recovered from our Cieneguita Project in a commercial operation, if ever. There is no assurance that we will commence significant commercial operations at our Cieneguita Project or achieve significant commercial revenues.

Liquidity and Capital Resources

We are in the exploration stage, and have incurred significant operating losses since inception. The total deficit accumulated during since our inception in 2006 is $51,963,000.

Cash and Working Capital

As of February 28, 2013, we had total current assets of $1,031,000 and total current liabilities of $988,000. This includes $168,000 we have accrued for contingent liabilities in Argentina and a further $240,000 which is the debt remaining from the Company’s operations in 2007 and 2008.

During fiscal 2013, we increased our exploration activities and continued to incur corporate administrative expenses to support our operations. Our accounts payable, accrued liabilities and current loans payable decreased to $988,000 as of fiscal 2013 from $1,371,000 in the year ended fiscal 2012 by negotiating settlement with some of our previous suppliers and converting some of the debt into equity. A significant percentage of the payables being carried forward from the Company’s operations prior to the date the existing management team assumed responsibility in 2009. The Company intends to further reduce its outstanding accounts payable by continuing to pursue negotiated settlements.

For the fiscal year ending February 28, 2014, our current operating budget is based on receiving a minimum of $1,200,000 from the pilot project. We believe we will receive more than $1,200,000 from the operations of the pilot project, but we have prepared a conservative operating budget to allow for unexpected operating issues at the pilot project.

We may need to raise additional working capital through the sale of equity or debt to pay our outstanding accounts payable or to pursue a feasibility study for the Cieneguita Project. Other than our Joint Venture Agreement with MRT, we do not have any other sources to raise additional capital for us at this time and no assurance may be given that we will be able to find sources to raise additional capital. If we are unable to obtain additional financing when sought, we will be required to curtail or delay our business plan.

The deferral of concentrate deliveries from the pilot project at our Cieneguita Project for processing from the last quarter of fiscal 2013 to fiscal 2014, significant pre-stripping costs which totaled $1,003,000 in the last two quarters of fiscal 2013 to prepare additional mining area for the pilot project, additional legal costs relating to a lawsuit with Emilio Alvarez regarding the date of the 2013 annual stockholders’ meeting and approximately $292,000 of PEA expenditures during the 4th quarter of fiscal 2013 and approximately $500,000 of concentrate stolen while being shipped for processing in November and December 2012, combined to reduce our working capital to $44,000. The stripping costs incurred in the last two quarters of fiscal 2013 involved preparing and cleaning land at the Cieneguita Project for mineral processing that is planned to take place in fiscal 2014. These costs are booked as current operating costs, even though they are in the nature of a pre-paid expense relating to minerals that will be processed in the future. We believe these increased pre-stripping costs incurred in the last two quarters of fiscal 2013, will defray costs of stripping the Company would otherwise have recognized during the first two quarters of fiscal 2014. Therefore, we expect the working capital position of the Company to benefit in the next two quarters by the pre-payment of these stripping costs.

Cash Used in Operating Activities

Cash used in operating activities amounted to $1,308,000 for fiscal 2013 compared to $1,649,000 used for operating activities in fiscal 2012. The cash was used for general and administrative costs and for the exploration programs on the properties.

Cash Used in Investing Activities

Cash provided by investing activities amounted to $49,000 for fiscal 2013 from sale of equipment compared to cash used of $1,000 for fiscal 2012 for purchase of equipment.

Financing Activities

Cash provided by financing activities decreased to $1,336,000 for fiscal 2013 compared to $1,387,000 fiscal 2012. Most of the cash provided by financing activities in fiscal 2013 and 2012 was provided by funds received from private placements of the Company’s equity securities. Cash provided by financing activities was used to fund our operating and development activities.

In connection with the amended Joint Development Agreement in September 2012, MRT purchased 2 million shares of our common stock at a price of $0.12 per share for net proceeds of $240,000 pursuant to the our private placement Subscription Agreement. We issued the shares to MRT in reliance on exemptions from registration pursuant to Section 4(2) under the Securities Act, and Rule 506 promulgated thereunder.

In July 2012 we entered into a $2.1 million private placement offering. In the offering, we issued 17,500,000 shares of our common stock at a subscription price of $0.12 per share. Of the aggregate purchase price, $1,050,000 was paid in cash and $1,050,000 was paid through the transfer of real property in Argentina valued at $1,050,000 consisting of 3 apartments, of which, we sold one during the year for $330,000. The shares were acquired by an accredited investor (as defined under Rule 501(a) of Regulation D promulgated under the Securities Act.

In December 2011, we completed a private placement of 4,400,000 units at $0.20 per unit, for total proceeds of $880,000. Each unit consists of one share of common stock and a warrant to purchase one share of common stock. Each warrant is exercisable for one share of common stock at an exercise price of $0.30 for a period of two years from the closing date. The securities were issued to U.S. “accredited investors” and Canadian and non-U.S. investors. We paid $61,600 in finders’ fees in conjunction with the private placement.

In March 2011, we completed a private placement of 6,560,000 units at $0.20 per unit, for total proceeds of $1,312,000. Each unit consists of one share and one share purchase warrant. Each warrant is exercisable for one share of common stock at an exercise price of $0.30 for a period of two years from the closing date.

We anticipate continuing to rely on equity sales of our common stock or issuance of debt in order to continue to fund our future development of our Cieneguita Project. Issuances of additional shares will be dilutive to our existing shareholders.

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

We have a history of operating losses and will need to raise additional capital to fund our planned operations. As at February 28, 2013, we had working capital of $44,000 (2012 - $856,000 working capital deficit) and an accumulated deficit during the exploration stage of $51,963,000 (2012 – $49,702,000). These conditions raise substantial doubt about our ability to continue as a going concern.

There is no assurance that our operations will be profitable. We have conducted private placements of convertible debt and common stock, which have generated funds to support our operations and development efforts. Our plans for future development of our Cieneguita Project depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of the end of such period.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of our internal control over financial reporting as of February 28, 2013 based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the year, we retained additional personnel within the accounting function to segregate the duties and formed an audit committee to provide oversight. Accordingly, our internal control over financial reporting was effective as of February 28, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting other than retaining additional personnel and forming an audit committee that occurred during the last fiscal year that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item relating to our directors and our corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act for our 2013 annual meeting of stockholders. Information regarding our executive officers is found below.

Executive Officers

Name	Age	Tenure
Neil Maedel	55	Director since July 2010; Chairman since June 2011; Executive Chairman since January 2013.

Salil Dhaumya	47	Chief Financial Officer since September 2009

Neil Maedel

Mr. Maedel has served as a director since July 2010 and as Executive Chairman since January 2013. During 2009 — 2010, through his company Andean Invest (Bahamas), he acted as a consultant to the Company during its reorganization and refinancing. Mr. Maedel is a Thailand based financier specializing in international resource projects. From 2007 to 2009 Mr. Maedel served as the Director, Business Development of Manas Petroleum during the period when it acquired interests in Tajikistan, Mongolia, Chile and Albania. Two of the acquisitions were subsequently farmed out for more than $100 million. Mr. Maedel specializes in emerging resource companies and worked as a professional stock trader and a market researcher in Canada and was a researcher and writer for Canada Stockwatch during the 1980’s. He was previously based in Zurich, Switzerland beginning 1991 where he published research and has assisted in financing resource companies, now for more than two decades. Mr. Maedel is qualified to sit on our board of directors due to his finance experience and his experience in raising funds, for development stage mining companies and his service to other mining or energy companies.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 annual meeting of stockholders.

ITEM 15. EXHIBITS

(a)  The following documents are filed as part of this report and appended hereto

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(b)  Exhibits

Exhibit	Number Description
2.1
Agreement and Plan of Merger, dated July 2, 2010, by and between Pan American Goldfields Ltd. (formerly known as Mexoro Minerals Ltd.), a Colorado corporation, and Pan American Goldfields Ltd., a Delaware corporation (filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on July 6, 2010 and incorporated herein by reference).

3.1	Certificate of Incorporation of Pan American Goldfields Ltd. (filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on July 6, 2010 and incorporated herein by reference).
3.2	Bylaws of Pan American Goldfields Ltd. (filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on July 6, 2010 and incorporated herein by reference).
4.1
Registration Agreement dated April 20, 2004, by and among Sunburst Acquisitions IV, Inc., a Colorado company, and each of the purchasers in a private placement of shares of Sunburst (filed as an exhibit to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006 and incorporated herein by reference).

4.2
Stock option plan approved by the shareholders of Mexoro Minerals, Ltd. on February 13, 2006. (filed as an exhibit to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 7, 2006 and incorporated herein by reference).#

4.3
2008 Equity Compensation Plan (filed as an exhibit to the Company’s current report on Form 8-K/A dated April 7, 2008, and filed with the Securities and Exchange Commission on April 11, 2008 and incorporated herein by reference).#

4.4
2009 Nonqualified Stock Option Plan. (filed as an exhibit to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 24, 2009 and incorporated herein by reference).#

4.5
Form of Warrant, by and between the Company and the U.S. subscribers (filed as an exhibit the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference).

4.6
Form of Warrant, by and between the Company and the Canadian and Non-U.S. subscribers (filed as exhibit to the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference).

4.7
Form of Warrant, by and between the Company and MRT Investments Ltd. (filed as an exhibit to the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference).

4.8
Form of Warrant, by and between the Company and Mr. Ayub (filed as an exhibit to the Company’s current report on Form 8-K dated December 23, 2009, and filed with the Securities and Exchange Commission on December 23, 2009 and incorporated herein by reference).

4.9
Form of Warrant, by and between the Company and the Canadian and Non-U.S. subscribers(filed as an exhibit to the Company’s current report on Form 8-K dated March 8, 2011, and filed with the Securities and Exchange Commission on March 8, 2011 and incorporated herein by reference).

4.10
Form of Warrant, by and between the Company and the U.S. subscribers (filed as an exhibit to the Company’s current report on Form 8-K dated March 8, 2011, and filed with the Securities and Exchange Commission on March 8, 2011 and incorporated herein by reference).

10.1
Agreement made and entered in the City of Chihuahua, State of Chihuahua as of the 18th day of August, 2005 among Compania Minera De Namiquipa, S. A. de C.V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and Minera Rio Tinto, S. A. de C.V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and Mario Humberto Ayub Touche having a domicile at San Antonio No. 2036 Chihuahua, Chihuahua and Sunburst Mining De Mexico, S. A. de C.V., a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (filed as an exhibit to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006).

10.2
Agreement made and entered at the City of Chihuahua, State of Chihuahua on this the 18th day of August of the year 2005, among Minera Rio Tinto, S. A. de C.V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States, and Sunburst Mining de Mexico, S. A. de C.V. a company duly incorporated and validly existing pursuant to the laws of the United Mexican States (Encino Gordo) (filed as an exhibit to the Registration Statement on Form SB- 2/A filed with the Securities and Exchange Commission on September 25, 2006 and incorporated herein by reference).

10.3
The New Agreement entered into on December 8, 2005 among the Company, Sunburst de Mexico, and MRT (filed as an exhibit to the Company’s current report on Form 8-K for report date December 8, 2005 and filed with the Securities and Exchange Commission on December 14, 2005 and incorporated herein by reference).

10.4
Amendment to the New Agreement, dated April 6, 2006 by and among Mexoro Minerals, Ltd., Sunburst Mining de Mexico S.A. de C.V., and Minera Rio Tinto, S.A. de C.V. (filed as an exhibit to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006 and incorporated herein by reference).

10.5
Addendum To Purchase Contract Of Mining Rights To Lump Sum Entered Into On May 6, 2004 by Corporativo Minero, S.A. De C.V. And Sunburst Mining De Mexico, S.A. De C.V., dated March 24, 2006 (filed as an exhibit to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on September 25, 2006 and incorporated herein by reference).

10.6
Original Agreement between MRT and Corporativo Minero dated 2004 concerning the Cieneguita property (filed as an exhibit to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 18, 2006 and incorporated herein by reference).

10.7
Agreement to Defer Cieneguita Property Payments, entered into on May 4, 2007 by Corporativo Minero S.A. de C.V. and Sunburst de Mexico S.A. de C.V. (filed as an exhibit to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on January 14, 2008 and incorporated herein by reference).

10.8
Entry into a material definitive agreement for development of Cieneguita Project with Minera Rio Tinto (filed as an exhibit to the Company’s current report on Form 8-K dated February 17, 2009 filed with the Securities and Exchange Commission on February 18, 2009 and incorporated herein by reference).

10.9
Agreement for the Assignment of Mining Agreements dated July 8, 2009, by and between Mexoro Minerals, Ltd., its subsidiary, Sunburst Mining de México S.A. de C.V, Paramount Gold and Silver Corp., a Delaware corporation, and its subsidiary, Paramount Gold de Mexico S.A. de C.V., a Mexican corporation (filed as an exhibit to the Company’s current report on Form 8-K dated July 8, 2009 and filed with the Securities and Exchange Commission on July 27, 2009 and incorporated herein by reference).

10.10
Form of Private Placement Subscription Agreement, dated September 21, 2009, by and between the Company and the U.S. investors named therein (filed as exhibit to the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference).

10.11
Form of Private Placement Subscription Agreement, dated September 21, 2009, by and between the Company and the Canadian and Non-U.S. investors named therein (filed as exhibit to the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference).

10.12
Form of Director and Officer Indemnification Agreement (filed as an exhibit to the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference).

10.13
Form of Nonqualified Stock Option Agreement (filed as an exhibit to the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference).#

10.14
Employment Agreement, dated September 21, 2009, by and between the Company and Manuel Flores (filed as an exhibit to the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference).#

10.15
Consulting Agreement dated September 21, 2009, by and between the Company and MRT Investments Ltd. (filed as an exhibit to the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference).

10.16
Employment Agreement, dated September 21, 2009, by and between the Company and Salil Dhaumya (filed as an exhibit to the Company’s current report on Form 8-K dated September 21, 2009, and filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference).#

10.17
Form of Amendment No. 1 to the Private Placement Subscription Agreement, dated November 5, 2009, by and between the Company and the U.S. investors named therein (filed as exhibit to the Company’s current report on Form 8-K dated November 5, 2009, and filed with the Securities and Exchange Commission on November 12, 2009 and incorporated herein by reference).

10.18
Form of Amendment No. 1 to the Private Placement Subscription Agreement, dated November 5, 2009, by and between the Company and the Canadian and Non-U.S. investors named therein (filed as an exhibit to the Company’s current report on Form 8-K dated November 5, 2009, and filed with the Securities and Exchange Commission on November 12, 2009 and incorporated herein by reference).

10.19
Securities Purchase Agreement, dated December 23, 2009 by and between the Company and Mr. Ayub (filed as an exhibit to the Company’s current report on Form 8-K dated December 23, 2009, and filed with the Securities and Exchange Commission on December 23, 2009 and incorporated herein by reference).

10.20
Acknowledgment and Agreement, by and among the Company, Sunburst Mining De Mexico, S.A. De C.V., Minera Rio Tinto S.A. and Marje Minerals S.A. (filed as an exhibit to the Company’s current report on Form 8-K dated December 23, 2009 filed with the Securities and Exchange Commission on December 23, 2009 and incorporated herein by reference).

10.21
Amendment No. 1 to the material definitive agreement for development of Cieneguita Project with Minera Rio Tinto and Marje Minerals (filed as an exhibit to the Company’s current report on Form 8-K dated December 23, 2009 filed with the Securities and Exchange Commission on December 23 2009 and incorporated herein by reference).

10.22
Form of Indemnification Agreement for officers and directors (filed as an exhibit to the Company’s current report on Form 8-K, filed with the SEC on July 6, 2010 and incorporated herein by reference).#

10.23
Form of the Private Placement Subscription Agreement, by and between the Company and the Canadian and Non-U.S. investors named therein (filed as an exhibit to the Company’s current report on Form 8-K dated March 8, 2011, and filed with the Securities and Exchange Commission on March 8, 2011 and incorporated herein by reference).

10.24
Form of the Private Placement Subscription Agreement, by and between the Company and the U.S. investors named therein (filed as exhibit to the Company’s current report on Form 8-K dated March 8, 2011, and filed with the Securities and Exchange Commission on March 8, 2011 and incorporated herein by reference).

10.25
Material Agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectares Cerro Delta Project in northwest La Rioja Province, Argentina (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011 and filed with the SEC on June 13, 2011 and incorporated herein by reference).

10.26	Contract to Transfer Mining Concessions, dated May 3, 2012 (filed as an exhibit to the Company’s current report on Form 8-K, filed with the SEC on May 5, 2012.)
10.27	Private Placement Subscription Agreement between the Company and Emilio Novela Berlin (filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2012.)
10.28	Cesion Derechos de Creditos (filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2012).
10.29	Poder Especial Irrevocable Otorgado (herein incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2012).
10.30
Second Amended and Restated Development Agreement, dated September 5, 2012, by and between the Company, Sunburst Mining de Mexico S.A. DE C.V., Minera Rio Tinto, S.A. DE C.V. and Marje Minerals S.A. (filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on September 12, 2012).

10.31
Private Placement Subscription Agreement between the Company and Minera Rio Tinto, S.A. DE C.V. (filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on September 12, 2012).

16.1	Letter from Meyler & Company, LLC dated March 13, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on March 13, 2013).
21.1	Subsidiaries of Pan American Goldfields Ltd.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.*
32.1	Certification of the Chief Executive Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer Pursuant to Section 906, Sarbanes-Oxley Act of 2002.*
101.INS# XBRL+	Instance Document*
101.SCH# XBRL+	Taxonomy Extension Schema Document*
101.CAL# XBRL+	Taxonomy Extension Calculation Linkbase Document*
101.DEF# XBRL+	Taxonomy Extension Definition Linkbase Document*
101.LAB# XBRL+	Taxonomy Extension Label Linkbase Document*
101.PRE# XBRL+	Taxonomy Extension Presentation Linkbase Document*

*           Filed herewith

#           Management contract or compensation plan or arrangement

+           In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not“filed.”

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf on May 15, 2013 by the undersigned, thereto duly authorized.

PAN AMERICAN GOLDFIELDS LTD.

/s/ Neil Maedel
By: Neil Maedel
Director and Executive Chairman

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil Maedel and Salil Dhaumya, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

           In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2013.

Signature	Title	Date

/s/ Neil Maedel
Neil Maedel	Director, Executive Chairman and (principal executive officer)	May 15, 2013
/s/ Salil Dhaumya
Salil Dhaumya	Chief Financial Officer and (principal financial officer)	May 15, 2013
/s/ Randy Buchamer
Randy Buchamer	Director	May 15, 2013

Hernan Celorrio	Director	May 15, 2013
/s/ Gary Parkison
Gary Parkison	Director	May 15, 2013
/s/ George Young
George Young	Director	May 15, 2013

Andrey Koniuhov	Director	May 15, 2013

Bruno Le Barber	Director	May 15, 2013

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2013 and February 29, 2012

AUDITOR’S REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Pan American Goldfields Ltd.
Vancouver, British Columbia

We have audited the accompanying consolidated balance sheets of Pan American Goldfields Ltd. (an Exploration Stage Company) as of February 28, 2013 and the related consolidated statements of stockholders’ equity (deficiency), operations and comprehensive income (loss), and cash flows for the year ended February 28, 2013 and for the period from March 1, 2004 (Inception of Exploration Stage) to February 28, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pan American Goldfields Ltd. as of February 28, 2013, and the results of its operations and its cash flows for the year ended February 28, 2013 and for the period from March 1, 2004 (Inception of Exploration Stage) to February 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a history of operating losses and a cumulative loss during the exploration stage of $51,962,796. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cowan, Gunteski & Co., P.A.

May 15, 2013
Tinton Falls, NJ

Reply to: 730 Hope Road    Tinton Falls    NJ 07724    Phone: 732.676.4100    Fax: 732.676.4101
40 Bey Lea Road, Suite A101    Toms River    NJ 08753    Phone: 732.349.6880    Fax: 732.349.1949
Member of CPAmerica International
www.CowanGunteski.com

Meyler&Company LLC	One Arin Park	Phone: 732-671-2244

Certified Public Accountants	1715 Highway 35
& Management Consultants	Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Pan American Goldfields Ltd.
Vancouver, British Columbia

We have audited the accompanying consolidated balance sheet of Pan American Goldfields Ltd. (an Exploration Stage Company) as of February 29, 2012 and the related consolidated statements of stockholders’ (equity) deficiency, operations and comprehensive income (loss), and cash flows for the year ended February 29, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  Pan American Goldfields Ltd. as of February 29, 2012, and the results of its operations and its cash flows for the year ended February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a history of operating losses and a cumulative loss during the exploration stage of $49,701,810 at February 29, 2012. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
May 31, 2012

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	February 28, 2013	February 29, 2012
	$	$
Assets

Current
Cash and cash equivalents	176,538	117,892
Accounts receivable	189,149	282,683
Inventory	-	64,202
Prepaid expenses	25,663	50,686
Real estate held for sale	640,000	-
	1,031,350	515,463

Equipment (note 4)	25,033	166,204

Total assets	1,056,383	681,667

Liabilities

Current
Accounts payable and accrued liabilities	976,934	1,358,302
Loans payable (note 8)	10,867	12,887

Total liabilities	987,801	1,371,189

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares without par value (note 9)
Issued: nil
Common stock
Authorized: 200,000,000 shares without par value
Issued: 94,507,801 (2012 – 71,192,397) (note 10)	37,033,209	34,232,125
Additional paid-in capital	16,478,980	15,986,080
Stock subscriptions	299,904	557,238
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(51,962,796)	(49,701,810)
Accumulated other comprehensive income	222,712	240,272
Total stockholders’ equity (deficiency)	68,582	(689,522)

Total liabilities and stockholders’ equity (deficiency)	1,056,383	681,667

Going-concern (note 3)
Commitments (notes 6 and 12)
Subsequent events (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
Period from March 1, 2004 (Inception of Exploration Stage) to February 28, 2013

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the exploration stage	Accumulated other comprehensive income (loss)	Total stockholders equity (deficiency)
		$	$	$	$	$	$	$

Balance from prior operations, March 1, 2004	709,168	1,701,843	194,391	67,025	(2,003,427)	-	8,929	(31,239)

Common stock issued in share exchange	860,000	10,965,000	-	-	-	-	-	10,965,000
Options issued as finders’ fees	-	-	1,523,000	-	-	-	-	1,523,000
Common stock issued for cash	113,222	269,134	-	(67,025)	-	-	-	202,109
Options exercised	50,000	35,000	-	-	-	-	-	35,000
Options issued	-	-	86,955	-	-	-	-	86,955
Warrants exercised	5,512	-	-	-	-	-	-	-
Beneficial conversion feature	-	-	500,000	-	-	-	-	500,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(3,050)	(3,050)
Net loss for the year	-	-	-	-	-	(13,912,488)	-	(13,912,488)

Balance, February 28, 2005	1,737,902	12,970,977	2,304,346	-	(2,003,427)	(13,912,488)	5,879	(634,713)

Common stock issued for consulting services	30,000	90,000	-	-	-	-	-	90,000
Options exercised	32,000	43,000	-	-	-	-	-	43,000
Common stock issued on conversion of debenture	2,000,000	300,000	-	-	-	-	-	300,000
Common stock issued in property acquisition	2,000,000	2,100,000	-	-	-	-	-	2,100,000
Common stock issued for cash	7,000,000	70,000	-	-	-	-	-	70,000
Options issued	-	-	248,000	-	-	-	-	248,000
Warrants issued	-	-	487,250	-	-	-	-	487,250
Beneficial conversion feature	-	-	952,000	-	-	-	-	952,000
Stock subscriptions	-	-	-	170,000	-	-	-	170,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(4,828)	(4,828)
Net loss for the year	-	-	-	-	-	(4,425,885)	-	(4,425,885)

Balance, February 28, 2006	12,799,902	15,573,977	3,991,596	170,000	(2,003,427)	(18,338,373)	1,051	(605,176)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
Period from March 1, 2004 (Inception of Exploration Stage) to February 28, 2013

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
Period from March 1, 2004 (Inception of Exploration Stage) to February 28, 2013

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
Period from March 1, 2004 (Inception of Exploration Stage) to February 28, 2013

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

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
Period from March 1, 2004 (Inception of Exploration Stage) to February 28, 2013

	Number of shares	Amount	Additional paid-in capital	Stock subscriptions	Deficit accumulated from prior operations	Deficit accumulated during the Exploration stage	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficiency)
		$	$	$	$	$	$	$

Balance, February 28, 2010	53,753,827	30,700,401	14,438,352	166,000	(2,003,427)	(43,055,507)	229,508	475,327

Options issued	-	-	824,053	-	-	-	-	824,053
Shares issued for subscriptions	250,000	50,000	-	(50,000)	-	-	-	-
Subscription proceeds	-	-	-	640,000	-	-	-	640,000
Debt converted into subscription proceeds	-	-	-	25,000	-	-	-	25,000
Foreign exchange translation adjustment	-	-	-	-	-	-	8,550	8,550
Net loss for the year	-	-	-	-	-	(3,238,416)	-	(3,238,416)

Balance, February 28, 2011	54,003,827	30,750,401	15,262,405	781,000	(2,003,427)	(46,293,923)	238,058	(1,265,486)

Notes converted into shares	3,663,151	775,490	-	-	-	-	-	775,490
Options and warrants issued	-	-	907,575	-	-	-	-	907,575
Shares issued for subscriptions	6,510,000	1,302,000	-	(1,302,000)	-	-	-	-
Accounts payable settled with shares	473,752	128,651	-	-	-	-	-	128,651
Shares issued for services	1,625,000	366,250	-	-	-	-	-	366,250
Shares issued for property acquisition	1,166,667	219,333	-	407,335	-	-	-	626,668
Subscription proceeds	4,500,000	900,000	-	670,903	-	-	-	1,570,903
Financing costs	-	-	(183,900)	-	-	-	-	(183,900)
Shares returned, previously issued as management bonus	(750,000)	(210,000)	-	-	-	-	-	(210,000)
Foreign exchange translation adjustment	-	-	-	-	-	-	2,214	2,214
Net loss for the year	-	-	-	-	-	(3,407,887)	-	(3,407,887)

Balance, February 29, 2012	71,192,397	34,232,125	15,986,080	557,238	(2,003,427)	(49,701,810)	240,272	(689,522)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
Period from March 1, 2004 (Inception of Exploration Stage) to February 28, 2013

	Number of shares	Amount		Additional paid-in capital		Stock subscriptions		Deficit accumulated from prior operations		Deficit accumulated during the Exploration stage		Accumulated other comprehensive income (loss)		Total stockholders’ equity (deficiency)
		$		$		$		$		$		$		$

Balance, February 29, 2012	71,192,397		34,232,125		15,986,080		557,238		(2,003,427)		(49,701,810)		240,272		(689,522)

Options and warrants issued	-		-		492,900		-		-		-		-		492,900
Accounts payable settled with shares	1,148,738		131,900		-		150,000		-		-		-		281,900
Shares issued for services	1,500,000		203,250		-		-		-		-		-		203,250
Shares issued for property acquisition	2,166,666		407,334		-		(407,334)		-		-		-		-
Subscription proceeds	17,800,000		2,145,000		-		-		-		-		-		2,145,000
Financing costs	700,000		(86,400)		-		-		-		-		-		(86,400)
Foreign exchange translation adjustment	-		-		-		-		-		-		(17,560)		(17,560)
Net loss for the year	-		-		-		-		-		(2,260,986)		-		(2,260,986)

Balance, February 28, 2013	94,507,801		37,033,209		16,478,980		299,904		(2,003,427)		(51,962,796)		222,712		68,582

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)

			Period from
			March 1, 2004
			(Inception of
			Exploration
	Year Ended		Stage)
	February 28,	February 29,	to February 28,
	2013	2012	2013

Net sales	$4,858,850	$2,102,012	$8,644,295
Cost of goods sold	1,881,215	827,022	3,566,590
Gross margin	2,977,635	1,274,990	5,077,705

Expenses
General and administrative	3,513,478	3,630,221	26,729,637
Mineral exploration	1,618,396	891,371	11,750,251
Impairment of mineral property costs	490,000	949,785	18,750,059

Operating loss	(2,644,239)	(4,196,387)	(52,152,242)

Other income (expenses)
Deposit on equipment written off	-	-	(25,300)
Real estate impairment	(60,000)	-	(60,000)
Foreign exchange (loss)	(2,121)	(240,071)	(591,970)
Interest	(12,640)	(41,124)	(5,367,946)
Other income	521,681	160,294	940,997
Gain on disposal of assets	-	-	15,130
Loss on sale of assets	11,691	-	4,400,065
Gain (loss) on settlement of debt (note 6)	(75,358)	909,401	878,470

Net loss	(2,260,986)	(3,407,887)	(51,962,796)

Other comprehensive income (loss)
Foreign exchange translation adjustment	(17,560)	2,214	222,712

Total comprehensive loss	$(2,278,546)	$(3,405,673)	$(51,740,084)

Total loss per share – basic and diluted	$(0.03)	$(0.05)

Weighted average number of shares of
common stock – basic and diluted	85,016,654	63,108,764

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	Year Ended		Period From March 1, 2004 (Inception of Exploration Stage)
	February 28	February 29	To February 28,
	2013	2012	2013
Operating activities
Net loss	$(2,260,986)	$(3,407,887)	$(51,962,796)
Adjustments to reconcile net (loss) to net cash flows
Write-off of note receivable	-	-	57,500
Impairment of mineral property costs	-	776,668	14,421,668
Real estate impairment	60,000	-	60,000
Issuance of shares for consulting services	-	-	510,590
Issuance of shares for interest costs	-	-	82,500
Discount on convertible debenture	-	-	569,549
Deposit on equipment written off	-	-	25,300
Gain on disposal of assets	-	-	(15,130)
Gain (loss) on sale of assets	32,206	-	(4,357,748)
Non-cash component of loss (gain) on settlement of debt	75,358	(909,401)	(920,285)
Beneficial conversion feature	-	-	4,081,091
Stock-based compensation	696,150	1,273,825	12,936,586
Amortization	12,735	40,920	359,038
Net change in operating assets and liabilities:
Prepaid expense	24,574	80,460	(27,054)
Accounts receivable	64,986	(14,100)	15,341
Inventory	64,202	-	64,202
Customer deposits	-	-	(194,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	(77,268)	510,125	7,169,808
Cash used in operating activities	(1,308,043)	(1,649,390)	(17,015,312)
Investing activities
Sale of equipment	49,650	-	82,966
Purchase of property and equipment	(584)	(1,144)	(604,201)
Cash used in investing activities	49,066	(1,144)	(521,235)
Financing activities
Proceeds from loans payable	32,250	28,550	348,867
Proceeds from notes payable	-	-	3,162,196
Proceeds from convertible debentures	-	-	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(34,270)	(28,539)	(331,119)
Repayment of notes payable	-	-	(586,620)
Repayment of convertible debentures	-	-	(2,051,047)
Stock subscriptions (net)	1,338,600	1,387,004	3,656,862
Issuance of common stock (net)	-	-	2,756,994
Cash provided by financing activities	1,336,580	1,387,015	17,641,010
Net change in cash	77,603	(263,519)	104,463
Effect of foreign currency translation on cash	(18,957)	(26,501)	49,998
Cash and cash equivalents, beginning	117,892	407,912	22,077
Cash and cash equivalents, ending	$176,538	$117,892	$176,538

Supplemental cash flow information (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

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

The Second Amended and Restated Development Agreement extended the date of the pilot project from December 31, 2012 to December 31, 2013. MRT may terminate the pilot project by providing the Company with 90 days advanced written notice, and the Company may terminate the pilot project upon an uncured breach of the Second Amended and Restated Development Agreement by MRT.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

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

The Company's financial assets that are exposed to credit risk consist primarily of cash that is placed with major financial institutions. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. On February 28, 2013, the Company had $2,731 at BMO Bank of Montreal in Canada, $46,540 at HSBC bank in Mexico and $127,267 at Banco Santander Rio in Argentina.

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

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

2.           SIGNIFICANT ACCOUNTING POLICIES (continued)

(e)	Real Estate Held for Sale

The real estate held for sale consists of 2 apartments that are part of the Arelauquen Golf and Country Club, Bariloche Río Negro – Argentina. The Company originally obtained 3 apartments in a private placement in July of 2012 for $1,050,000.  In January of 2013, the Company sold one of these apartments for $350,000 and recognized a loss of $20,000 on the disposition.

The Company assessed the fair value of the remaining 2 apartments at February 28, 2013 and determined that the fair value of these apartments was $640,000. As such, an impairment loss of $60,000 was recognized.

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
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

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

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued (see notes 11 & 12).

(k)	Income taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized. The Financial Accounting Standards Board (“FASB”) has issued ASC 740 “Income Taxes” (formerly, Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – An Interpretation of FASB Statement No. 109 (FIN 48)). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740. As a conclusion, the tax position of the Company has not met the more-likely-than-not threshold as of February 28, 2013.

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
Years Ended February 28, 2013 and February 29, 2012

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

The Company is in an early stage of mineral exploration and has no known reserves as of February 28, 2013. Accordingly, the Company cannot reasonably estimate the fair value of those obligations because of their indeterminate settlement dates.

(n)	Revenue recognition

The Company recognized revenue when persuasive evidence of an arrangement exists, shipment has occurred, the price is determinable and collection is reasonably assured. All revenues resulted from the proportionate consolidation of the joint venture with MRT, as discussed in note 5.

(o)	Inventory

The Company accounts for inventory at the lower of cost or market determined by the average cost method. The inventory consists of the Company’s proportionate shares of the in prices inventory of the Cieneguita joint venture.

(q)	Advertising Expense

Advertising expenses are included in general and administrative expenses in the Statement of Operations and are expensed as incurred. The Company incurred $128,311 and $206,974 in advertising expenses for the years ended February 28, 2013 and February 29, 2012, respectively.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

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
Years Ended February 28, 2013 and February 29, 2012

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at February 28, 2013, the Company had a cumulative loss, during its exploration period, of $51,962,796 (February 29, 2012 - $49,701,810). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In July 2009, the Company signed a definitive agreement to sell its Guazapares project located in southwest Chihuahua, Mexico to Paramount Gold de Mexico, SA de C.V., the Mexican subsidiary of Paramount Gold and Silver Corp. (“Paramount”) for a total consideration of up to $5,300,000. The purchase price was to be paid in two stages. The first payment of $3,700,000 was released from escrow in February 2010, as the transfer of the 12 claims to Paramount was completed. An additional payment of $1,600,000 would have been due if, within 36 months following execution of the letter of agreement (July 10, 2009), either (i) Paramount Gold de Mexico SA de C.V. had been sold by Paramount, either through a stock sale or a sale of substantially all of its assets, or (ii) Paramount’s San Miguel project would have been put into commercial production. As of July 10, 2012, none of these two events occurred.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

4.	EQUIPMENT

	February 28, 2013			February 29, 2012
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value
	$	$	$	$

Software	24,137	18,580	5,557	5,944
Machinery	14,649	7,320	7,329	142,957
Vehicles	77,441	72,765	4,676	9,418
Computers	13,987	12,669	1,318	98
Office equipment	16,461	10,308	6,153	7,787
	146,675	121,642	25,033	166,204

5.	JOINT VENTURE WITH MRT

On February 12, 2009, the Company entered into a joint venture through a definitive agreement for development of its Cieneguita project with MRT. The purpose of the joint venture was to put Cieneguita property into production. As per the agreement, MRT was to provide the necessary working capital to begin and maintain mining operations estimated to be $3,000,000. MRT was to spend 100% of the funds in exchange for a 75% interest in the net cash flow from production. The agreement was amended in December 2009 for MRT to earn a 74% interest in the net cash flow from production (note 6).

In September 2011, the Company executed an amended and restated development agreement for the restructure of its Cieneguita joint venture related to the Cieneguita project. Under the restructured joint venture agreement the Company was to receive 20% of the net operating profits after royalties for material processed through a small-scale pilot operation and mined from the first 15 meters depth of the Cieneguita deposit until December 31, 2012. For all other material processed from the property, the Company's interest was 80% and MRT was reduced to a 20% working interest, subject to certain dilution provisions (note 6).

The agreement limited the mining of the mineralized material that is available from the surface to a depth of 15 meters or approximately 10% of the mineralized material found as of the date of the definitive agreement. The Company incurs no obligations to the joint venture’s creditors as the operations and working capital requirements are controlled by MRT and as such, the Company has concluded that it is not the primary beneficiary of the joint venture. Accordingly, the Company’s share of income and expenses are reflected in these financial statements under the proportionate consolidation method.

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

The Second Amended and Restated Development Agreement extended the date of the pilot project from December 31, 2012 to December 31, 2013. MRT may terminate the pilot project by providing the Company with 90 days advanced written notice, and the Company may terminate the pilot project upon an uncured breach of the Second Amended and Restated Development Agreement by MRT.

The Company’s proportionate share of revenues was $4,858,850 and proportionate share of the net profit was $1,894,488 for the year ended February 28, 2013. The Company’s proportionate share of accounts receivable of the joint venture was $176,662, at February 28, 2013. The joint venture did not have any other assets or liabilities at February 28, 2013.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

6.	MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the year ended February 28, 2013:

	Cieneguita	Cerro Delta	New Projects	Total
	$	$	$	$
Drilling and sampling	3,592	13,910	3,854	21,356
Geological, geochemical, geophysics	3,930	-	-	3,930
Field work preparations	-	369,204	-	369,204
Salaries	115,540	-	-	115,540
Land use permits	16,289	-	-	16,289
Travel	30,557	-	-	30,557
Consulting	761,308	7,265	-	768,573
Equipment	225,694	-	-	225,694
General	15,702	892	50,659	67,253
	1,172,612	391,271	54,513	1,618,396

The Company incurred exploration expenses as follows in the year ended February 29, 2012:

	Cieneguita	Cerro Delta	Encino Gordo	New Projects	Total
	$	$	$	$	$
Drilling and sampling	-	-	-	2,425	2,425
Geological, geochemical, geophysics	22,161	30,751	-	-	52,912
Field work preparations	-	386,072	-	46,116	432,188
Land use permits	15,855	-	5,779	-	21,634
Travel	14,810	-	2,200	-	17,010
Consulting	138,518	30,971	825	-	170,314
Equipment	141,383	1,312	333	-	143,028
General	12,599	39,187	74	-	51,860
	345,326	488,293	9,211	48,541	891,371

Since May 2004, the Company has held interests in gold exploration properties in Mexico.

In August 2005, the Company formed its wholly owned subsidiary, Sunburst de Mexico, which allowed the Company to take title to the properties in the name of Sunburst de Mexico. On August 25, 2005, the Company entered into property agreements with MRT, which provided Sunburst de Mexico options to purchase the mineral concessions of the Cieneguita and Guazapares properties and the right of refusal on three Encino Gordo properties. The Company also entered into a development and sale agreement, in October 2006, with Minera Emilio S.A. de C.V. for the mineral concessions of the Sahuayacan property.

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

In February 2009, the Company entered into an exploration agreement with MRT, which was amended in December 2009, then in September 2011 and finally in September 2012.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

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

Based on production at Cieneguita, the joint venture paid $330,000 during the fiscal year ended February 28, 2013 (February 29, 2012 - $227,241) to the Cieneguita owners. As of February 28, 2013, Corporativo Minero has been paid a total of $1,507,241 for the Cieneguita property. The Company is not in default on its payments for the Cieneguita property.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

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
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

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

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

6.           MINERAL PROPERTIES (continued)

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

The Second Amended and Restated Development Agreement extended the date of the pilot project from December 31, 2012 to December 31, 2013. MRT may terminate the pilot project by providing the Company with 90 days advanced written notice, and the Company may terminate the pilot project upon an uncured breach of the Second Amended and Restated Development Agreement by MRT.

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
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

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

Cerro Delta

In February 2011, the Company management entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000 hectare Cerro Delta project in northwest La Rioja Province, Argentina. Under the terms of the agreement, the Company must pay $150,000 upon signing (paid), and $200,000 on the first anniversary (paid), $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the project payable on the sixth anniversary of the signing. The vendor was to retain 1% NSR.

In December 2012, due to the significantly deteriorating political and working environment in Argentina and the difficulty to fund Maricunga belt projects, the Company froze all spending in Argentina. In January 2013, the Company cancelled the contract with Compania Minera Alto Rio Salado S.A. to acquire the Cerro Delta project.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

7.	PROMISSORY NOTES

As at February 28, 2013, the Company had $nil (February 29, 2012 - $nil) of promissory notes outstanding, comprising the following:

(a)
During the year ended February 29, 2008, the Company converted accounts payable of $465,994 (Swiss Franc (“CHF”) 565,000) into promissory notes. The Company had an implied obligation to pay the accounts payable in CHF as the funds to pay the expense came from Swiss investors in CHF. Accordingly, the promissory notes were issued in CHF. The notes consisted of one warrant for each CHF 5.00 of notes issued, exercisable at $1.00 each. The principal and interest on the notes became due and payable on April 30, 2008. The interest rate payable during the default period was 12%. During the year ended February 29, 2012, the Company executed debt conversion and release agreements to convert promissory notes and related interest charges in the amount of $1,091,645 into Company’s common shares for a total of 3,340,880 shares (note 10).

(b)
During the year ended February 29, 2012, the Company entered into an agreement to convert $17,778 of the promissory notes including accrued interest by issuing 55,000 shares of the Company’s common stock (note 10).

(c)
$10,358 of promissory notes were to be repaid over a 12 month period as part of a debt settlement agreement. These notes bore no interest. During the year ended February 29, 2012, the Company assigned these notes to Marje Minerals as part of the amended and restated development agreement (note 6).

(d)
$28,113 of promissory notes bore no interest and had no repayment terms. During the year ended February 29, 2012, the Company assigned these notes to Marje Minerals as part of the amended and restated development agreement (note 6).

8.	LOANS PAYABLE

As at February 28, 2013, there were loans payable in the amount of $10,867(February 29, 2012 - $12,887), which are all current. The loans are repayable in monthly instalments of $3,702 (February 29, 2012 – $3,272), including interest of 7.50% per annum.

9.	PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock. The Company’s board of directors is authorized to divide the preferred stock into series, and with respect to each series, to determine the preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, and the number of shares constituting the series and the designations of such series. The board of directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting rights of the holders of common stock, which issuance could have certain anti-takeover effects. There were no shares of preferred stock issued or outstanding at February 28, 2013 or February 29, 2012.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

10.	COMMON STOCK

In January 2013, the Company issued 500,000 common shares to a consultant pursuant to a consulting agreement. The shares were valued at the time of issuance at $0.13 per share.

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

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

10. COMMON STOCK (Continued)

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

In the year ended February 28, 2013, the Company awarded nil options to purchase common shares (February 29, 2012 – 1,600,000) and recorded stock-based compensation expense for the vesting options of $188,800 (February 29, 2012 - $323,175). The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2013 and 2012:

	2013	2012
Expected volatility	-	110.11%
Weighted-average volatility	-	110.11%
Expected dividend rate	-	-
Expected life of options in years	-	10
Risk-free rate	-	3.38%

There were no capitalized stock-based compensation costs at February 28, 2013 or February 29, 2012.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

11.           STOCK COMPENSATION PROGRAM (continued)

The summary of option activity under the 2009 Option Plan as of February 28, 2013, and changes during the period then ended, is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options	$		Term

Balance at March 1, 2012	0.34	6,215,000
Options granted	-	-
Options exercised	-	-
Options cancelled/forfeited	0.20	(1,253,331)

Balance at February 28, 2013	0.29	4,961,669	6.98	$14,400

Exercisable at February 28, 2013	0.29	4,428,337	6.84	$14,400

The weighted-average grant-date fair value of options granted during the year ended February 28, 2013 and February 29, 2012 is $nil and $0.33, respectively.

A summary of the status of the Company’s nonvested options as of February 28, 2013, and changes during the year ended February 28, 2013, is presented below:

		Weighted-average
		Grant-Date
Non-vested options	Shares	Fair Value
		$

Non-vested at February 28, 2012	1,566,665	0.26
Granted	-	-
Vested	(700,002)	0.27
Cancelled/forfeited	(333,331)	0.19

Non-vested at February 28, 2013	533,332	0.25

As of February 28, 2013, there was an estimated $142,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2009 nonqualified stock option plan. That cost is expected to be recognized over a weighted-average period of approximately 0.64 years.

On April 29, 2011, the Company repriced the exercise price of 1,125,000 vested stock options by reducing the exercise prices of $0.36 and $0.44 to $0.28. As a result, the Company recorded incremental stock-based compensation of $6,000 during the year ended February 29, 2012.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

12.	WARRANTS

As at February 28, 2013, the Company had a total of 29,160,000 warrants (February 29, 2012 – 32,011,733) outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 29,160,000 shares of common stock in the event that these warrants are exercised.

During the year ended February 28, 2013, the Company received $nil from warrants exercised.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, February 28, 2011	25,826,733	$0.41

Issued	19,060,000	0.30
Cancelled/expired	(12,875,000)	0.30

February 29, 2012	32,011,733	$0.35

Issued	2,600,000	0.27
Cancelled/expired	(5,451,733)	0.64

Balance, February 28, 2013	29,160,000	$0.29

As at February 28, 2013, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$

300,000	0.20	May 22, 2014
1,000,000	0.25	April 30, 2022
3,000,000	0.25	July 26, 2020
300,000	0.25	August 21, 2021
200,000	0.25	September 6, 2013
300,000	0.30	May 15, 2014
3,325,000	0.30	March 17, 2013
1,735,000	0.30	April 13, 2013
500,000	0.30	April 29, 2021
1,500,000	0.30	June 2, 2013
500,000	0.30	July 21, 2013
4,400,000	0.30	December 30, 2013
5,000,000	0.30	December 29, 2016
500,000	0.30	February 20, 2014
100,000	0.30	February 28, 2014
500,000	0.30	February 15, 2022
5,000,000	0.25	September 19, 2019
500,000	0.30	August 28, 2014
500,000	0.30	December 31, 2015
29,160,000

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

13.	RELATED PARTY TRANSACTIONS

For the year ended February 28, 2013, the Company paid or accrued management fees of $371,600 (February 29, 2012 - $405,500) to certain officers and directors. The Company also paid or accrued $332,908 (February 29, 2012 - $1,115,624) to certain officers and directors for travel, office and other related expenses.

The Company also paid consulting fees of $29,250 (February 29, 2012 - $58,535) to a director of the Company.

As at February 28, 2013, accounts payable of $68,805 (February 29, 2012 - $216,631) was owing to directors and officers of the Company and $30,002 (February 29, 2012 - $nil) was owing to companies controlled by the directors.

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

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	February 28	February 29
	2013	2012
	$	$
Deferred income tax assets
Equipment	34,000	34,000
Net operating loss and credit carry forwards	9,433,000	8,866,000

Gross deferred tax assets	9,467,000	8,900,000
Valuation allowance	(9,467,000)	(8,900,000)

As at February 28, 2013, the Company's net operating loss carry-forwards for income tax purposes were approximately $23,966,000 (February 29, 2012 - $22,529,000). If not utilized, they will start to expire in 2017.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
Years Ended February 28, 2013 and February 29, 2012

15.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended February 28, 2013	Year ended February 29, 2012	Period From Inception of Exploration Stage (March 1, 2004) to February 28, 2013
	$	$	$

Interest paid	-	-	310,053
Common stock issued on conversion of debt	131,900	128,651	4,453,551
Common stock issued on settlement of notes payable	-	775,490	3,908,812
Common stock issued for interest costs	-	-	82,500
Common stock issued for financing costs	84,000	-	229,000
Common stock issued for mineral property costs	407,334	219,333	1,206,667
Common stock issued for bonuses	-	-	512,750
Shares issued for services	203,250	366,250	1,080,090

16.	SUBSEQUENT EVENTS

In April 2013, the Company’s Canadian bank accounts were frozen due to a garnishing order for a judgement against the Company by a vendor in the amount of $120,000 plus interest. The Company has accrued the amounts due this vendor at February 28, 2013.