Form 10-Q
period 2013-05-31
PAN AMERICAN GOLDFIELDS LTD
filed 2013-07-22
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

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

                                                                                                                                               Yes ☑        No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                  Yes ☐        No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☑

As of July 10, 2013, the registrant had 100,340,026 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)

MAY 31, 2013

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	May 31 2013	February 28 2013
	(Unaudited)	(Audited)
	$	$
Assets

Current
Cash and cash equivalents	231,071	176,538
Accounts receivable	514,456	189,149
Prepaid expenses	23,722	25,663
Real estate held for sale	640,000	640,000
	1,409,249	1,031,350

Equipment (note 4)	23,404	25,033

Total assets	1,432,653	1,056,383

Liabilities

Current
Accounts payable and accrued liabilities	1,288,816	976,934
Loans payable (note 7)	3,557	10,867

Total liabilities	1,292,373	987,801

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares, $0.01 par value (note 8)
Issued: nil
Common stock
Authorized: 200,000,000 shares, $0.01 par value
Issued: 96,507,801 (2013 – 94,507,801) (note 9)	965,078	945,078
Additional paid-in capital	52,848,181	52,567,111
Stock subscriptions	299,904	299,904
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(52,187,178)	(51,962,796)
Accumulated other comprehensive income	217,722	222,712
Total stockholders’ equity (deficiency)	140,280	68,582

Total liabilities and stockholders’ equity (deficiency)	1,432,653	1,056,383

Going-concern (note 3)
Commitments (notes 6 and 11)
Subsequent events (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended May 31		Period From March 1, 2004 (Inception of Exploration Stage) to May 31
	2013	2012	2013

Net sales	$1,848,686	$1,053,354	$10,492,981
Cost of goods sold	712,484	323,602	4,279,074
Gross margin	1,136,202	729,752	6,213,907

Expenses
General and administrative	1,102,809	825,715	27,832,446
Mineral exploration (note 6)	287,975	644,940	12,038,226
Impairment of mineral property costs	90,000	160,000	18,840,059

Operating loss	(344,582)	(900,903)	(52,496,824)

Other income (expenses)
Deposit on equipment written off	-	-	(25,300)
Real estate impairment	-	-	(60,000)
Foreign exchange (loss)	(14,274)	(17,933)	(606,244)
Interest	(6,656)	(6,493)	(5,374,602)
Other income	181,198	242,056	1,122,195
Gain on disposal of assets	-	-	15,130
Gain (loss) on sale of assets	-	32,143	4,400,065
Gain (loss) on settlement of debt	(40,068)	(50,616)	838,402

Net loss	(224,382)	(701,746)	(52,187,178)

Other comprehensive income (loss)
Foreign exchange translation adjustment	(4,990)	(41,874)	217,722

Total comprehensive loss	$(229,372)	$(743,620)	$(51,969,456)

Total loss per share – basic and diluted	(0.00)	(0.01)

Weighted average number of shares of common stock – basic and diluted	95,268,671	71,439,584

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended May 31		Period from March 1, 2004 (Inception of Exploration Stage) to May 31
	2013	2012	2013
Operating activities
Net loss	$(224,382)	$(701,746)	$(52,187,178)
Adjustments to reconcile net (loss) to net cash flows:
Write off of note receivable	-	-	57,500
Impairment of mineral property costs	-	-	14,421,668
Real estate impairment	-	-	60,000
Issuance of shares for consulting services	-	-	510,590
Issuance of shares for interest costs	-	-	82,500
Discount on convertible debenture	-	-	569,549
Deposit on equipment written off	-	-	25,300
Gain on disposal of assets	-	-	(15,130)
Gain (loss) on sale of assets	-	77,572	(4,357,748)
Non-cash component of loss (gain) on settlement of debt	40,068	50,616	(880,217)
Beneficial conversion feature	-	-	4,081,091
Stock-based compensation	61,070	258,750	12,997,656
Amortization	1,954	7,017	360,992
Net change in operating assets and liabilities:
Prepaid expense	2,035	19,164	(25,019)
Accounts receivable	(333,165)	(386,118)	(317,824)
Inventory	-	64,202	64,202
Customer deposits	-	-	(194,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	271,292	505,554	7,441,100
Cash used in operating activities	(181,128)	(104,989)	(17,196,440)
Investing activities
Sale of equipment	-	49,650	82,966
Purchase of property and equipment	-	-	(604,201)
Cash used in investing activities	-	49,650	(521,235)
Financing activities
Proceeds from loans payable	-	-	348,867
Proceeds from notes payable	-	-	3,162,196
Proceeds from convertible debentures	-	-	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(7,310)	(6,403)	(338,429)
Repayment of notes payable	-	-	(586,620)
Repayment of convertible debentures	-	-	(2,051,047)
Stock subscriptions (net)	240,000	45,000	3,896,862
Issuance of common stock (net)	-	-	2,756,994
Cash provided by financing activities	232,690	38,597	17,873,700
Net change in cash	51,562	(16,742)	156,025
Effect of foreign currency translation on cash	2,971	(26,331)	52,969
Cash and cash equivalents, beginning	176,538	117,892	22,077
Cash and cash equivalents, ending	$231,071	$74,819	$231,071

Supplemental cash flow information (note 13)
The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Three Months Ended May 31, 2013

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Three Months Ended May 31, 2013

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Three Months Ended May 31, 2013

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at May 31, 2013, the Company had a cumulative loss, during its exploration period, of $52,187,178 (February 28, 2013 - $51,962,796). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations from its investment in Mexican mining venture (note 6). In addition, the Company has conducted private placements of common stock and convertible debt (note 10), which have generated a portion of the initial cash requirements for its planned mining ventures (note 6).

In April 2013, the Company’s Canadian bank accounts were frozen due to a garnishing order for a judgement against the Company by a vendor in the amount of $120,000 plus interest. The Company has accrued the amounts due to this vendor at May 31, 2013.

In March 2013, the Company completed a private placement of 2,400,000 shares at $0.12 per share for total gross proceeds of $240,000 in cash (note 6).

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Three Months Ended May 31, 2013

4.	EQUIPMENT

	May 31, 2013			February 28 2013
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value
	$	$	$	$

Software	24,222	18,706	5,516	5,557
Machinery	14,806	7,768	7,038	7,329
Vehicles	78,271	74,431	3,840	4,676
Computers	14,137	12,930	1,207	1,318
Office equipment	16,638	10,835	5,803	6,153
	148,074	124,670	23,404	25,033

5.	JOINT VENTURE WITH MRT

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

The Company’s proportionate share of revenues was $1,848,686 and proportionate share of the net profit was $734,298 for the three months ended May 31, 2013. The Company’s proportionate share of accounts receivable of the joint venture was $372,011, at May 31, 2013. The joint venture did not have any other assets or liabilities at May 31, 2013.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Three Months Ended May 31, 2013

6.	MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the three months ended May 31, 2013:

	Cieneguita	Total
	$	$

Geological, geochemical, geophyics	2,074	2,074
Travel	7,091	7,091
Consulting	200,798	200,798
Equipment	76,873	76,873
General	1,139	1,139
	287,975	287,975

The Company incurred exploration expenses as follows in the three months ended May 31, 2012:

	Cieneguita	Cerro Delta	New Projects	Total
	$	$	$	$

Geological, geochemical, geophysics	-	130,000		130,000
Field work preparations	-	239,178	-	239,178
Travel	3,904	-	-	3,904
Consulting	231,637	-	-	231,637
Equipment	36,055	-	-	36,055
General	2,615	892	659	4,166
	274,211	370,070	659	644,940

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Three Months Ended May 31, 2013

6.MINERAL PROPERTIES (continued)

The material provisions of the property agreements are as follows:

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

Based on production at Cieneguita, the joint venture paid $90,000 during the three months ended May 31, 2013 (February 28, 2013 - $330,000) to the Cieneguita owners. As of May 31, 2013, Corporativo Minero has been paid a total of $1,597,241 for the Cieneguita property. The Company is not in default on its payments for the Cieneguita property.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Three Months Ended May 31, 2013

6.MINERAL PROPERTIES (continued)

On February 12, 2009, the Company entered into a definitive agreement for development of the Cieneguita project with MRT. The definitive agreement covered project financing of up to $9,000,000. The major points of the agreement were as follows:

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Three Months Ended May 31, 2013

6.MINERAL PROPERTIES (continued)

The major terms of the amended development agreement with MRT and Marje Minerals were as follows:

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

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Three Months Ended May 31, 2013

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

In connection with the revised development agreement, MRT also purchased 2,000,000 shares of the Company’s common stock at a price of $0.12 per share for net proceeds of $240,000 pursuant to the Company’s private placement subscription agreement. The Company will issue the shares to MRT in reliance on exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Three Months Ended May 31, 2013

6.MINERAL PROPERTIES (continued)

Encino Gordo

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

Cerro Delta

In February 2011, the Company management entered into an agreement with Compania Minera Alto Rio Salado S.A., a private Argentine entity, for the acquisition of the 15,000-hectare Cerro Delta project in northwest La Rioja Province, Argentina. Under the terms of the agreement, the Company must pay $150,000 upon signing (paid), and $200,000 on the first anniversary (paid), $500,000 on the second anniversary, $750,000 on the third anniversary, $1.2 million on the fourth anniversary, and $2.2 million on the fifth anniversary of the signing, with a final option payment of $5 million to purchase a 100% interest in the project payable on the sixth anniversary of the signing. The vendor was to retain a 1% NSR.

In December 2012, due to the significantly deteriorating political and working environment in Argentina and the difficulty to fund Maricunga belt projects, the Company froze all spending in Argentina. In January 2013, the Company cancelled the contract with Compania Minera Alto Rio Salado S.A. to acquire the Cerro Delta project.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Three Months Ended May 31, 2013

7.	LOANS PAYABLE

As at May 31, 2013, there were loans payable in the amount of $3,557 (February 28, 2013 - $10,867), which are all current. The loans are repayable in monthly instalments of $3,702 (February 28, 2013 – $3,702), including interest of 7.50% per annum.

8.	PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock. The Company’s board of directors is authorized to divide the preferred stock into series, and with respect to each series, to determine the preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, and the number of shares constituting the series and the designations of such series. The board of directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting rights of the holders of common stock, which issuance could have certain anti-takeover effects. There were no shares of preferred stock issued or outstanding at May 31, 2013 or May 31, 2012.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Three Months Ended May 31, 2013

9.	COMMON STOCK

In March 2013, the Company completed a $240,000 private placement offering, whereby the Company issued 2,400,000 shares of its common stock at a subscription price of $0.12 per share.

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

10.	STOCK COMPENSATION PROGRAM

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

In the three months ended May 31, 2013, the Company awarded nil options to purchase common shares (May 31, 2012 – nil) and recorded stock-based compensation expense for the vesting options of $24,700 (May 31, 2012 - $86,600). The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2013 and 2012:

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Three Months Ended May 31, 2013

10.STOCK COMPENSATION PROGRAM (continued)

	2013	2012
Expected volatility	-	-
Weighted-average volatility	-	-
Expected dividend rate	-	-
Expected life of options in years	-	-
Risk-free rate	-	-

There were no capitalized stock-based compensation costs at May 31, 2013 or May 31, 2012.

The summary of option activity under the 2009 Option Plan as of May 31, 2013, and changes during the period then ended, is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options	$		Term

Balance at March 1, 2013	0.29	4,961,669
Options granted	-	-
Options exercised	-	-
Options cancelled/forfeited	0.23	(1,166,669)

Balance at May 31, 2013	0.30	3,795,000	6.41	-

Exercisable at May 31, 2013	0.30	3,611,668	6.33	-

The weighted-average grant-date fair value of options granted during the three months ended May 31, 2013 and May 31, 2012 is $nil and $nil, respectively.

A summary of the status of the Company’s non-vested options as of May 31, 2013, and changes during the three months ended May 31, 2013, is presented below:

		Weighted-average
		Grant-Date
Non-vested options	Shares	Fair Value
		$

Non-vested at February 28, 2013	533,332	0.25
Granted	-	-
Vested	(183,332)	0.27
Cancelled/forfeited	(166,668)	0.26
Non-vested at May 31, 2013	183,332	0.27

As of May 31, 2013, there was an estimated $74,100 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2009 nonqualified stock option plan. That cost is expected to be recognized over a weighted-average period of approximately 0.38 years.

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Three Months Ended May 31, 2013

11.	WARRANTS

As at May 31, 2013, the Company had a total of 19,900,000 warrants (February 28, 2013 – 29,160,000) outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 19,900,000 shares of common stock in the event that these warrants are exercised.

During the three months ended May 31, 2013, the Company received $nil from warrants exercised.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, February 29, 2012	32,011,733	$0.35

Issued	2,100,000	0.26
Cancelled/expired	(4,951,733)	0.68
Exercised	-	-

Balance, February 28, 2013	29,160,000	$0.29

Issued	300,000	0.30
Cancelled/expired	(9,560,000)	0.30
Exercised	-	-

May 31, 2013	19,900,000	$0.29

As at May 31, 2013, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$

600,000	0.20	May 15, 2014
1,000,000	0.25	April 30, 2022
3,000,000	0.25	July 26, 2020
300,000	0.25	August 22, 2021
200,000	0.25	September 6, 2013
300,000	0.30	March 13, 2015
1,500,000	0.30	June 2, 2013
500,000	0.30	July 21, 2013
4,400,000	0.30	December 30, 2013
1,000,000	0.30	December 29, 2016
500,000	0.30	February 20, 2014
100,000	0.30	February 28, 2014
500,000	0.30	February 15, 2022
5,000,000	0.25	September 19, 2019
500,000	0.30	August 28, 2014
500,000	0.30	December 31, 2015
19,900,000

PAN AMERICAN GOLDFIELDS LTD. (An Exploration Stage Company) Notes to the Consolidated Financial Statements (Unaudited) (Expressed in U.S. Dollars) Three Months Ended May 31, 2013

12.	RELATED PARTY TRANSACTIONS

For the three months ended May 31, 2013, the Company paid or accrued management and directors’ fee of $97,500 (May 31, 2012 - $120,500) to certain officers and directors. The Company also paid or accrued $82,986 (May 31, 2012 - $150,556) to certain officers and directors for travel, office and other related expenses.

The Company also paid consulting fees of $21,139 (May 31, 2012 - $nil) to a director of the Company.

As at May 31, 2013, accounts payable of $111,650 (May 31, 2012 - $273,531) was owing to directors and officers of the Company.

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended May 31, 2013	Three months ended May 31, 2012	Period From Inception of Exploration Stage (March 1, 2004) to May 31, 2013
	$	$	$

Interest paid	-	-	310,053
Common stock issued on conversion of debt	-	40,000	4,453,551
Common stock issued on settlement of notes payable	-	-	3,908,812
Common stock issued for interest costs	-	-	82,500
Common stock issued for financing costs	-	-	229,000
Common stock issued for mineral property costs	-	-	1,206,667
Common stock issued for bonuses	-	-	512,750
Shares issued for services	-	45,000	1,080,090

14.	SUBSEQUENT EVENTS

In June 2013, the Company converted $60,533 of debt owed to certain directors for directors’ fee into 289,775 common shares.

In June 2013, the Company issued 3,500,000 common shares in exchange for 10,000,000 warrants to certain directors and an officer under a settlement agreement.

In June 2013, the Company issued 42,450 common shares to a consultant pursuant to a consulting agreement.

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

Our financial condition has improved substantially since late 2009. At the time, the Company’s working capital deficiency was approximately $4.7 million and the Company received no revenues from its operations. Because of lack of capital, the Company faced having its interests in the Cieneguita Project reduced from 40% to 25%.

Since then, the Company’s position has improved dramatically. The Company now receives 35% of net cash flow from pilot operations at the Cieneguita Project, which were 100% financed by MRT under the Joint Venture Agreement, and it retains at all times an 80% ownership interest in the Cieneguita Project. In addition, the Company has substantially reduced the nearly $5 million in debt it had incurred as of 2009, and has achieved positive working capital.

In September 2011, because MRT experienced delays in achieving a steady state of production at the pilot project and was unable to complete a feasibility study for the Cieneguita Project within the prescribed time by the initial terms of the Joint Venture Agreement, we were able to renegotiate the terms of the Joint Venture Agreement to increase the Company’s cash flow from the pilot project and its percentage ownership of the overall Cieneguita Project. We assumed the responsibility to complete a preliminary economic assessment for the Cieneguita Project, and the parties agreed to fund the future feasibility study for the Cieneguita Project on a pro-rata basis according to their respective ownership percentages.

In September 2012, the Company negotiated a second amendment to the Joint Venture Agreement with MRT, as discussed in more detail below. In the second amendment to the Joint Venture Agreement, we were further able to increase cash flow to the Company from the pilot project at the Cieneguita Project, on a retroactive basis to March 2012. The second amendment to the Joint Venture Agreement also increased our ownership interests in the Cieneguita Project, as well as removed the depth limitations for the pilot project, giving MRT more incentive to implement project efficiencies and increase the production rate of the pilot project. Now, due to the second amendment of the Joint Venture Agreement, we are not wholly dependent on the equity markets for funding the Company’s development, a strategy that has turned out to be prescient given the current market conditions.

As a result of our efforts and strategy, the Company has received revenues from MRT on a regular monthly basis to support the Company's activities since late 2011.

Recent Developments

Change in Board of Directors

As previously disclosed in its Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2013, pursuant to an Order Setting Meeting Date and Quorum Rule, which the Delaware Court of Chancery entered on March 1, 2013 (the “Order”), the Company held its annual meeting of stockholders on June 17, 2013 (the “Annual Meeting”).  On March 19, 2013, Emilio Alvarez, a stockholder associated with Vortex Capital Ltd. (“Vortex”), subsequently submitted a Stockholder Notice (the “Notice”) of his intention to nominate five individuals (the “Vortex Nominees”) at the Annual Meeting.  Mr. Alvarez and Vortex solicited proxies on behalf of the Vortex Nominees in advance of the Annual Meeting.  At the Annual Meeting, the Company questioned the Notice’s compliance with one of the Company’s Bylaw requirements for stockholder nominations and took the position at the meeting that the Notice did not comply with such Bylaw requirement and that the Vortex Nominees were excluded from consideration at the Annual Meeting.  Vortex disputed the Company’s position and took the position that Mr. Alvarez submitted a valid Notice and asserted the nomination of the Vortex Nominees was valid and sufficient.

Following the Annual Meeting, the Company and Vortex entered into discussions to resolve the dispute and avoid litigation and, as a result, entered into a settlement agreement (the “Settlement Agreement”), which was to become effective following formal approval by the Board of Directors.  Among other things, the Settlement Agreement provided that the following persons, all of whom are Vortex Nominees, would serve as directors and hold office for the terms designated, (i) Laurent Deydier to hold office until the 2014 Annual Meeting, (ii) Balbir Bindra and William R. Majcher to hold office until the 2015 Annual Meeting, and (iii) Emilio Alvarez and Bruno Le Barber to hold office until the 2016 Annual Meeting.  In addition, pursuant to the terms of the Settlement Agreement, Ricardo Ernesto Marcos Touche has been appointed to hold office until the 2014 Annual Meeting.  Accordingly, there is one vacancy in the class of directors holding office until the 2015 Annual Meeting.  The Settlement Agreement additionally provides for mutual releases by the Company, Vortex, the Vortex Nominees and the departing members of the Board.

Additionally, pursuant to the terms of the Settlement Agreement, Messrs. Neil Maedel, Hernan Celorrio, George Young, Randy Buchamer and Gary Parkison agreed that they were no longer members of the Board of Directors of the Company (the “Board”) and each of Messrs. Maedel, Celorrio, Young, Buchamer and Parkison entered into an option and warrant exchange and share issuance agreement (the “Share Issuance Agreements”), pursuant to which they exchanged warrants issued in connection with Board service for shares of the Company’s common stock.  Pursuant to each of their respective Share Issuance Agreements, Mr. Maedel exchanged warrants to purchase 6,000,000 shares of the Company’s common stock for the issuance of 2,100,000 shares of the Company’s common stock and Messrs. Celorrio, Young, Buchamer and Parkison each exchanged a warrant to purchase 1,000,000 shares of common stock for the issuance of 350,000 shares of the Company’s common stock.  The shares issued in exchange for the warrants, were issued pursuant to Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended.  Mr. Maedel also entered into a consulting agreement with the Company for a consulting fee of $5,000 per month for a term ending December 31, 2013, to provide transition services as requested by the Company.

Project Developments Joint Venture Agreement

In September 2011, because MRT experienced delays in achieving a steady state of production at the pilot project and was unable to complete a feasibility study for the Cieneguita Project within the prescribed time by the initial terms of the Joint Venture Agreement, we were able to renegotiate the terms of the Joint Venture Agreement to increase the Company’s cash flow from the pilot project and its percentage ownership of the overall Cieneguita Project. We assumed responsibility to complete a preliminary economic assessment for the Cieneguita Project, and the parties agreed to fund the future feasibility study for the Cieneguita Project on a pro-rata basis according to their respective ownership percentages.

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
MONTERDE
BOLIVAR
EL SAUZAL
N

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

In July 2011, we entered into an agreement with M3 Engineering and Technology Corporation (“M3 Engineering”) for the execution and completion of a NI 43-101 compliant PEA for the Cieneguita Project. In June 2013, we finalized and released the PEA which can be found on our website, www.panamgoldfields.com, with additional information summarized under the “Recent News” section, June 12, 2013 and March 13, 2013. We believe the preliminary data supports a decision to proceed with the completion of a full feasibility study to show the potential of the Cieneguita Project. The PEA confirms that the Cieneguita project represents an exceptional opportunity to develop a highly economic, relatively low-cost mine in the prolific Sierra Madre gold and silver belt in Mexico.

Financings

In connection with the Second Amended Agreement, MRT purchased 2,000,000 shares of our common stock at a price of $0.12 per share for net proceeds of $240,000 pursuant to the our private placement Subscription Agreement. We issued the shares to MRT in reliance on exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

For the three months ended May 31, 2013, the joint venture with MRT generated net cash flows to the Company of $734,000.

We expect that certain capital improvements, including an improved water collection system and the construction of a small water reservoir adjacent to the Cieneguita mill, along with the addition of a conditioner, a disc filter, additional flotation cell capacity and a conventional thickener, should result in increased production to approximately 800 tons per day from the current rate of 715 tons per day rate at the end of fiscal 2013. Monthly gold and silver production reporting to the sulfide bulk concentrate at Cieneguita was 1,346 oz Au and 123,405 oz Ag during quarter ended May 31, 2013 compared to 1,805 oz Au and 107,461 oz Ag in the quarter ended May 31, 2012. The production averaged 690 tonnes milled per day during the quarter ended May 31, 2013.

Gross revenue derived from the pilot project pursuant to the Joint Venture Agreement for the three months ended May 31, 2013 was $5,282,000 compared to $5,267,000 for the three months ended May 31, 2012, a nominal increase. Net of operating costs, the Company’s net cash flow from pilot project, was $734,000 for the three months ended May 31, 2013 compared to $592,000 in the three months ended May 31, 2012, an increase of 24%. This was primarily due to the efforts of the Company in renegotiating the Joint Venture Agreement with MRT and obtaining the improved business terms discussed above. The increase was also due to increase in the production rate at the pilot plant, increased efficiencies in the overall operation and higher availability of the milling facilities resulting from the amendments of the Joint Venture Agreement.

Financing Needs

The term of the pilot project ends in December 31, 2013. We may extend the term of the Joint Venture Agreement with the goal of reducing our future equity financing needs to support our future development of the Cieneguita Project.

After the term of the pilot project ends, the Company will earn 80% and MRT will earn 20% of the net cash flow interest earned from the extraction and processing of mineralized material from the Cieneguita Project, if any, whether by extension of the pilot operation thereafter operated by the Company, or from the development of a much larger, commercial operation. The final results of the PEA are expected to be released during the second quarter of 2013. We have summarized some of the preliminary work from the PEA to date, which can be found on our website, www.panamgoldfields.com, under the “Recent News” section, March 13, 2013. We believe the preliminary data supports a decision to proceed with the completion of a full feasibility study to show the potential of the Cieneguita Project. We, however, can make no assurances regarding the final results of the PEA, which is being conducted by a third-party engineering firm.

For the fiscal year ending February 28, 2014, our current operating budget is based on receiving a minimum of $1,200,000 from the pilot project. We believe we will receive more than $1,200,000 from the operations of the pilot project, but we have prepared a conservative operating budget to allow for unexpected operating issues at the pilot project. In the event we do not receive the projected amount from our pilot project, we will have to raise additional capital through the sale of securities or other methods of financings to meet our projected working capital requirements.  We may also need capital to pay our outstanding accounts payable or to pursue a feasibility study for the Cieneguita Project.

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

In June 2013, we finalized and released the PEA which can be found on our website, www.panamgoldfields.com, with additional information summarized under the “Recent News” section, June 12, 2013 and March 13, 2013. We believe the data supports a decision to proceed with the completion of a full feasibility study to show the potential of the Cieneguita Project. The PEA confirms that the Cieneguita project represents an exceptional opportunity to develop a highly economic, relatively low-cost mine in the prolific Sierra Madre gold and silver belt in Mexico. A summary of the key findings of the PEA include:

•
The PEA considers an open pit mining operation using an operator owned mining fleet which feeds mineralized material to an adjacent flotation plant and cyanide leach facility with dry stack tailings disposal. A processing rate of 15,000 tonnes per day (“tpd”) provides for an 11 year mine life while processing a total of 56.7 million tonnes of material from an open pit with a low overall stripping ratio of 1.2 to 1.

•
Forecast life of mine (“LOM”) production is 509,000 ounces gold and 55.5 million ounces silver, or 1.50 million ounces of gold equivalent, worth a total of about $2.10 billion, using the base case metal prices of $1,400 per ounce gold and $25 per ounce silver.

•	The average annual LOM production is forecast to be 46,300 ounces of gold and 5.05 million ounces of silver, or 136,500 ounces of gold equivalent.
•
Average annual production in the first three years of operation is forecast to be 64,000 ounces gold and 6.84 million ounces silver, or 186,200 ounces gold equivalent, or about 36% percent higher than the average LOM annual production, through mining of a shallow, higher-grade core of the deposit in the early years of the operation.

•
Estimated cash operating costs are estimated to average $518 per ounce gold equivalent for the first three years of operation and $701 for the life of the mine, with LOM average annual pre-tax net operating income of $97.1 million and $1.07 billion LOM, using base case metal prices.

•
Initial start-up capital costs including working capital and owner’s costs are estimated to be $484 million, including a 25% contingency ($81.6 million). Sustaining LOM capital costs are estimated at $20.5 million.

•
Using base case metal prices the PEA indicates the Cieneguita project has a pre-tax Internal Rate of Return (“IRR”) of 22.4%, a payback of 3.0 years and a Net Present Value at an 8% discount rate (“NPV8”) of $248 million. The project is leveraged to higher metal prices with the pre-tax IRR rising to 32.6%, and the NPV8 increasing to $462 million using recent metals prices of $1,600 per ounce gold and $30 per ounce silver, while the payback decreases to 2.4 years.

Additional information on the Cieneguita project PEA, including a financial results analysis, is available on our website www.panamgoldfields.com.

RESULTS OF OPERATIONS

Three months ended May 31, 2013 compared to the three months ended May 31, 2012.

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

The pilot project operations being conduct by MRT at our Cieneguita Project produced 2,519 ounces of gold and 210,781 ounces of silver in bulk concentrate during the quarter ended May 31, 2013, compared to and 1,739 ounces of gold and 101,647 ounces of silver in bulk concentrate for the quarter ended May 31, 2012, an increase of 45% and 107%, respectively. The following is the information on the mineralized materials processed and average sale price of metals received for quarters ended May 31, 2013 and 2012:

Mineralized Materials Processed
	Feed Grade (g/t) Au	Feed Grade (g/t) Ag	Recovery (%) Au	Recovery (%)Ag	Minerals Processed (tonnes)	Bulk Concentrate Produced (tonnes)
2013	1.40	115	93.12	94.78	59,992	8,155
2012	1.42	84	88.99	90.57	42,431	3,541

Average Price Received
	Gold (per ounce) $	Silver (per ounce) $	Lead (per tonne) $
2013	1,496.99	24.86	2,029.22
2012	1,612.62	29.43	1,975.68

This information was provided to us by MRT pursuant to the terms of the Joint Venture Agreement. Under the Joint Venture Agreement, MRT is responsible for processing and selling the concentrate from the pilot project. We are entitled to receive 35% of the net cash flows from January 1, 2013 to December 31, 2013 and 80% of the cash flows after December 31, 2013. We do not have any direct agreement with any third party regarding the sale of concentrate from the pilot project being conducted at the Cieneguita Project.

Revenues

The pilot project generated approximately $1,849,000 in revenues allocable to us for the three months ended May 31, 2013 as compared to approximately $1,053,000 for the three months ended May 31, 2013, an increase of 76%. MRT sold concentrate from the pilot project and pursuant to the terms of the Joint Venture Agreement, we receive a portion of the net cash flows.

Gross Margin

Our gross margin was approximately $1,136,000 for the three months ended May 31, 2013 as compared to approximately $730,000 for the three months ended May 31, 2012, an increase of 56%. The increase was primarily attributed to increased revenues received from the operations of the pilot project.

General and Administrative Expenses

The following table shows general and administrative expenses by operating segment during the three months ended May 31, 2013:

	Mexico	Corporate	Sub total	Cieneguita	Total
				Operations
Selling expenses	$-	$-	$-	$30,688	$30,688
Camp costs	-	-	-	78,569	78,569
Strip mining	-	-	-	158,987	158,987
Depreciation	1,954	-	1,954	-	1,954
Consulting fees	-	30,175	30,175	-	30,175
Directors' fee	-	36,000	36,000	-	36,000
Investor relations	-	47,450	47,450	-	47,450
Public company costs	-	18,739	18,739	-	18,739
Management fees	-	58,500	58,500	-	58,500
Office and miscellaneous	42,415	21,114	63,529	133,660	197,189
Advertising and promotion	-	78,030	78,030	-	78,030
Accounting and legal fees	9,170	241,570	250,740	-	250,740
Rent & utilities	3,056	4,500	7,556	-	7,556
Auto expense	696	-	696	-	696
Travel and promotion	361	46,105	46,466	-	46,466
Stock-based compensation	-	61,070	61,070	-	61,070
Total general and administration expenses	$57,653	$643,253	$700,905	$401,904	$1,102,809

Our general and administrative expenses for the three months ended May 31, 2013 for all segments were $700,905 not including expenses incurred by MRT but proportionately allocated to us under the Joint Venture Agreement. These expenses, as set forth in the table above under “Cieneguita operations”, included selling expenses, camp costs, strip mining expenses and office and miscellaneous expenses, all of which were directly attributable to the pilot project operations being conducted at our Cieneguita Project, and amounted to $401,904. These expenses are deducted by MRT prior to our receipt of the net cash flows from the pilot project. Thus, our net cash flow of $734,000 we received from the operations of the pilot project for the three months ended May 31, 2013 is equal to our gross margin of $1,136,000, less the general and administrative expenses for the operations of the pilot project of $402,000, less certain royalty payments.

In the three months ended May 31, 2013, our general and administrative expenses was $826,000 compared to $1,103,000 for the three months ended May 31, 2012, an increase of 34%. The increase was primarily due to higher legal fee relating to annual general meeting matters and higher administrative costs in Cieneguita operations. Management fees decreased to $59,000 in the three months ended May 31, 2013 compared to $110,000 in the three months ended May 31, 2012. Office and administration fees increased to $197,000 in the three months ended May 31, 2013 compared to $125,000 in the three months ended May 31, 2012. Stock-based compensation decreased to $61,000 in the current period compared to $259,000 in the prior period. During fiscal 2014, we don’t expect to incur any further general and administrative expenses for other mining properties, as we focus our efforts on developing the Cieneguita Project.

Mineral and Exploration Costs

Mineral exploration expenses were approximately $288,000 in the three months ended May 31, 2013 compared to approximately $645,000 for the three months ended May 31, 2012, a decrease of 55%. The decrease was due to absence of expenses relating to the Cerro Delta Project in the prior period.

In the three months ended May 31, 2013, we incurred $90,000 in mineral property costs as payments for our Mexican properties. At May 31, 2013, we tested the carrying amounts of all our Mexican properties for recoverability. Based on our tests, we concluded that the sum of undiscounted cash flows expected to result from the use and eventual disposition of all such properties was $nil as the properties have no known reserves. If we are able to raise additional funds to continue with our business plan, we anticipate that exploration expenditures will increase in fiscal 2014 as a result of anticipated exploration activities on our Mexican mineral properties.

Operating Loss

Our operating loss decreased to $345,000 for three months ended May 31, 2013 compared to $901,000 for three months ended May 31, 2012, representing a decrease of 62%. The decrease is primarily attributable to higher revenues from the pilot project and lower mineral exploration expenses.

Interest Expense

Our interest expense increased to $7,000 for three months ended May 31, 2013 compared to $6,000 for three months ended May 31, 2012. The interest expense pertains to loans payable and other charges.

Other Income

Other income decreased to $181,000 for three months ended May 31, 2013 compared to $242,000 for three months ended May 31, 2012, a decrease of 25%. The decrease was primarily attributable to recovery of lower labour costs attributable to the operations of the pilot project incurred by us and recovery of royalty payments paid to Corporativo Minera, on behalf of MRT.

Net Loss

Our net loss decreased to $224,000 for the three months ended May 31, 2013 compared to $702,000 for the three months ended May 31, 2012. The decrease in our loss was primarily attributable to higher revenue from the operation of the pilot project as well as lower mineral exploration costs. The non-cash component of stock-based compensation costs was $61,000 in the three months ended May 31, 2013 compared to $259,000 for May 31, 2012.

We anticipate that we will continue to incur net losses until such time that we can develop reserves and achieve significant revenues from sale of minerals recovered from our Cieneguita Project in a commercial operation, if ever. There is no assurance that we will commence significant commercial operations at our Cieneguita Project or achieve significant commercial revenues.

LIQUIDITY AND CAPITAL RESOURCES

We are in the exploration stage, and have incurred significant operating losses since inception. The total deficit accumulated during since our inception in 2006 is $52,187,000.

Cash and Working Capital

As of May 31, 2013, we had total current assets of $1,409,000 and total current liabilities of $1,292,000. This includes $109,000 we have accrued for contingent liabilities in Argentina and a further $220,000 which is the debt remaining from the Company’s operations in 2007 and 2008.

During the first quarter of fiscal 2014, we were in the final phase of completing the PEA and continued to incur corporate administrative expenses to support our operations. Our accounts payable, accrued liabilities and current loans payable increased from $988,000 as at February 28, 2013 to $1,292,000 in the first quarter of fiscal 2014. A percentage of the payables are being carried forward from the Company’s operations prior to 2009. The Company intends to further reduce its outstanding accounts payable by continuing to pursue negotiated settlements.

For the fiscal year ending February 28, 2014, our current operating budget is based on receiving a minimum of $1,200,000 from the Cieneguita pilot project. We believe we will receive more than $1,200,000 from the operations of the pilot project, but we have prepared a conservative operating budget to allow for unexpected operating issues at the pilot project.

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

Cash Used in Operating Activities

Cash used in operating activities amounted to $181,000 for the three months ended May 31, 2013 compared to $105,000 used for operating activities in the three months ended May 31, 2012. The cash was used for general and administrative costs and for the exploration programs on the properties.

Investing Activities

Cash provided by investing activities amounted to $nil for the three months ended May 31, 2013 compared to cash of $50,000 for the three months ended May 31, 2012 provided by from sale of equipment.

Financing Activities

Cash provided by financing activities amounted to $233,000 for the three months ended May 31, 2013 compared to $38,000 for the three months ended May 31, 2012. Cash provided by financing activities was used to fund our operating and development activities.

We anticipate continuing to rely on equity sales of our common stock or issuance of debt in order to continue to fund our future development of our Cieneguita Project. Issuances of additional shares will be dilutive to our existing stockholders.

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

We have a history of operating losses and will need to raise additional capital to fund our planned operations. As at May 31, 2013, we had working capital of $117,000 (February 28, 2013 - $44,000) and an accumulated deficit during the exploration stage of $52,187,000 (February 28, 2013 – $51,963,000). These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report (this “Report”)., we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management’s assessment and review of our financial statements and results for the quarter ended May 31, 2013 we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither our Company nor our properties are the subject of any material pending legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 In connection with the Second Amended Agreement, MRT purchased 2,000,000 shares of our common stock at a price of $0.12 per share for net proceeds of $240,000 pursuant to the our private placement Subscription Agreement. We issued the shares to MRT in reliance on exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

As disclosed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are an exploration stage company focused on mineral exploration activities in Mexico through our wholly owned Mexican subsidiary, Sunburst. To help support our exploration activities, in February 2009 we entered into a joint venture agreement with MRT, a mining operator in Chihuahua, Mexico (the “Joint Venture Agreement”). Pursuant to the terms of the Joint Venture Agreement, MRT is our exclusive operator and we do not have any information to disclose pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, which require certain safety related disclosures by companies which operate mines regulated under the Federal Mine Safety and Health Act of 1977.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed in reference:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Pan American Goldfields Ltd. pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer of Pan American Goldfields Ltd. pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Chief Executive Officer of Pan American Goldfields Ltd. pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer of Pan American Goldfields Ltd. pursuant to 18 U.S.C. Section 1350*

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.FRE+	XBRL Taxonomy Extension Presentation Linkbase

____________________
*           filed herewith
+           XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to  the requirements of the Securities Exchange Act of 1934 the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 22, 2013
Pan American Goldfields Ltd.

/s/ Emilio Alvarez
Name:  Emilio Alvarez
Title:  Chief Executive Officer
                                                                                                                                (Principal Executive Officer)