Form 10-Q
period 2013-08-31
PAN AMERICAN GOLDFIELDS LTD
filed 2013-10-15
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number 000-23561

PAN AMERICAN GOLDFIELDS LTD.
(Exact name of small business issuer as specified in its charter)

Delaware	84-1431797
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1100 – 36 Toronto Street Toronto, ON	M5C 2C5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (416) 848-7744

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
Yes ☐        No ☑

As of October 11, 2013, the registrant had 100,340,026 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)

AUGUST 31, 2013

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	August 31 2013	February 28 2013
	(Unaudited)	(Audited)
	$	$
Assets

Current
Cash and cash equivalents	187,345	176,538
Accounts receivable	493,471	189,149
Prepaid expenses	1,721	25,663
Real estate held for sale	640,000	640,000
	1,322,537	1,031,350

Equipment (note 4)	20,470	25,033

Total assets	1,343,007	1,056,383

Liabilities

Current
Accounts payable and accrued liabilities	1,347,560	976,934
Loans payable (note 7)	-	10,867

Total liabilities	1,347,560	987,801

Stockholders’ equity (deficiency)
Capital stock
Preferred stock
Authorized: 20,000,000 shares, $0.01 par value (note 8)
Issued: nil
Common stock
Authorized: 200,000,000 shares, $0.01 par value
Issued: 100,340,026 (February 28, 2013 – 94,507,801) (note 9)	1,003,400	945,078
Additional paid-in capital	52,903,781	52,567,111
Stock subscriptions	299,904	299,904
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(52,416,037)	(51,962,796)
Accumulated other comprehensive income	207,826	222,712
Total stockholders’ equity (deficiency)	(4,553)	68,582

Total liabilities and stockholders’ equity (deficiency)	1,343,007	1,056,383

Going-concern (note 3)
Commitments (notes 6 and 11)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31		Period From March 1, 2004 (Inception of Exploration Stage) to August 31
	2013	2012	2013	2012	2013
Net sales	$1,379,760	$1,958,376	$3,228,446	$3,011,730	$11,872,741
Cost of goods sold	990,521	601,636	1,703,005	925,238	5,269,595
Gross margin	389,239	1,356,740	1,525,441	2,086,492	6,603,146

Expenses
General and administrative	452,157	854,579	1,554,966	1,680,294	28,284,603
Mineral exploration (note 6)	216,901	364,935	504,876	1,009,875	12,255,127
Impairment of mineral property costs	90,000	150,000	180,000	310,000	18,930,059

Operating loss	(369,819)	(12,774)	(714,401)	(913,677)	(52,866,643)

Other income (expenses)
Deposit on equipment written off	-	-	-	-	(25,300)
Real estate impairment	-	-	-	-	(60,000)
Foreign exchange (loss)	3,023	13,985	(11,251)	(3,948)	(603,221)
Interest	(773)	(821)	(7,429)	(7,314)	(5,375,375)
Other income	138,710	26,916	319,908	268,972	1,260,905
Gain on disposal of assets	-	-	-	-	15,130
Gain (loss) on sale of assets	-	(452)	-	31,691	4,400,065
Gain (loss) on settlement of debt	-	(158,120)	(40,068)	(208,736)	838,402

Net loss	(228,859)	(131,266)	(453,241)	(833,012)	(52,416,037)

Other comprehensive income (loss)
Foreign exchange translation adjustment	$(9,896)	$17,358	$(14,886)	$(24,516)	$207,826
Total comprehensive loss	$(238,755)	$(113,908)	$(468,127)	$(857,528)	$(52,208,211)

Total loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares of common stock – basic and diluted	99,381,260	81,183,606	97,324,965	76,311,595

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Six Months Ended August 31		Period from March 1, 2004 (Inception of Exploration Stage) to August 31
	2013	2012	2013
Operating activities
Net loss	$(453,241)	$(833,012)	$(52,416,037)
Adjustments to reconcile net (loss) to net cash flows:
Write off of note receivable	-	-	57,500
Impairment of mineral property costs	-	-	14,421,668
Real estate impairment	-	-	60,000
Issuance of shares for consulting services	-	-	510,590
Issuance of shares for interest costs	-	-	82,500
Discount on convertible debenture	-	-	569,549
Deposit on equipment written off	-	-	25,300
Gain on disposal of assets	-	-	(15,130)
Gain (loss) on sale of assets	-	31,691	(4,357,748)
Non-cash component of loss (gain) on settlement of debt	40,068	208,736	(880,217)
Beneficial conversion feature	-	-	4,081,091
Stock-based compensation	94,460	348,000	13,031,046
Amortization	3,782	8,960	362,820
Net change in operating assets and liabilities:
Prepaid expense	23,920	46,229	(3,134)
Accounts receivable	(325,644)	(933,270)	(310,303)
Inventory	-	64,202	64,202
Customer deposits	-	-	(194,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	391,908	80,037	7,561,716
Cash used in operating activities	(224,747)	(978,427)	(17,240,059)
Investing activities
Sale of equipment	-	49,650	82,966
Purchase of property and equipment	-	(584)	(604,201)
Cash used in investing activities	-	49,066	(521,235)
Financing activities
Proceeds from loans payable	-	-	348,867
Proceeds from notes payable	-	-	3,162,196
Proceeds from convertible debentures	-	-	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(10,867)	(12,887)	(341,986)
Repayment of notes payable	-	-	(586,620)
Repayment of convertible debentures	-	-	(2,051,047)
Stock subscriptions (net)	240,000	1,008,600	3,896,862
Issuance of common stock (net)	-	-	2,756,994
Cash provided by financing activities	229,133	995,713	17,870,143
Net change in cash	4,386	66,352	108,849
Effect of foreign currency translation on cash	6,421	(20,659)	56,419
Cash and cash equivalents, beginning	176,538	117,892	22,077
Cash and cash equivalents, ending	$187,345	$163,585	$187,345
Supplemental cash flow information (note 13)
The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2013

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
Six Months Ended August 31, 2013

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
Six Months Ended August 31, 2013

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at August 31, 2013, the Company had a cumulative loss, during its exploration period, of $52,416,037 (February 28, 2013 - $51,962,796). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations from its investment in Mexican mining venture (note 6). In addition, the Company has conducted private placements of common stock and convertible debt (note 9), which have generated a portion of the initial cash requirements for its planned mining ventures (note 6).

In April 2013, the Company’s Canadian bank accounts were frozen due to a garnishing order for a judgement against the Company by a vendor in the amount of $120,000 plus interest. The Company has accrued the amounts due to this vendor at August 31, 2013.

In March 2013, the Company completed a private placement of 2,000,000 shares at $0.12 per share for total gross proceeds of $240,000 in cash (note 6).

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

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2013

4.	EQUIPMENT

	August 31, 2013			February 28 2013
	Cost	Accumulated Depreciation	Net Book	Net Book
			Value	Value
	$	$	$	$

Software	7,631	2,476	5,155	5,557
Machinery	14,092	7,746	6,346	7,329
Vehicles	74,497	71,686	2,811	4,676
Computers	13,455	12,425	1,030	1,318
Office equipment	15,836	10,708	5,128	6,153
	125,511	105,041	20,470	25,033

5.	JOINT VENTURE WITH MRT

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

The Company’s proportionate share of revenues was $3,228,446 and proportionate share of the net profit was $1,150,155 for the six months ended August 31, 2013. The Company’s proportionate share of accounts receivable of the joint venture was $457,715, at August 31, 2013. The joint venture did not have any other assets or liabilities at August 31, 2013.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2013

6.	MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the six months ended August 31, 2013:

	Cieneguita	Total
	$	$

Geological, geochemical, geophyics	2,006	2,006
Land use permits	6,241	6,241
Travel	7,722	7,722
Consulting	370,174	370,174
Equipment	114,896	114,896
General	3,837	3,837
	504,876	504,876

The Company incurred exploration expenses as follows in the six months ended August 31, 2012:

	Cieneguita	Cerro Delta	New Projects	Total
	$	$	$	$

Drilling and sampling	-	13,910	3,854	17,764
Field work preparations	-	369,204	-	369,204
Land use permits	8,604	-	-	8,604
Travel	5,948	-	-	5,948
Consulting	454,195	7,265	-	461,460
Equipment	88,801	-	-	88,801
General	6,543	892	50,659	58,094
	564,091	391,271	54,513	1,009,875

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
Six Months Ended August 31, 2013

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

Based on production at Cieneguita, the joint venture paid $180,000 during the six months ended August 31, 2013 (February 28, 2013 - $330,000) to the Cieneguita owners. As of August 31, 2013, Corporativo Minero has been paid a total of $1,687,241 for the Cieneguita property. The Company is not in default on its payments for the Cieneguita property.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2013

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
Six Months Ended August 31, 2013

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
Six Months Ended August 31, 2013

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
Six Months Ended August 31, 2013

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

7.	LOANS PAYABLE

As at August 31, 2013, there were loans payable in the amount of $nil (February 28, 2013 - $10,867), which are all current. The loans were repayable in monthly instalments of $nil (February 28, 2013 – $3,702), including interest of 7.50% per annum.

8.	PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock. The Company’s board of directors is authorized to divide the preferred stock into series, and with respect to each series, to determine the preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, and the number of shares constituting the series and the designations of such series. The board of directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting rights of the holders of common stock, which issuance could have certain anti-takeover effects. There were no shares of preferred stock issued or outstanding at August 31, 2013 or August 31, 2012.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2013

9.	COMMON STOCK

In June 2013, the Company converted $60,533 of debt owed to certain directors for directors’ fee into 289,775 common shares.

In June 2013, the Company issued 3,500,000 common shares in exchange for 10,000,000 warrants to certain directors and an officer under a settlement agreement.

In June 2013, the Company issued 42,450 common shares to a consultant pursuant to a consulting agreement.

In March 2013, the Company completed a $240,000 private placement offering, whereby the Company issued 2,000,000 shares of its common stock at a subscription price of $0.12 per share.

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

In September 2012, the Company issued the remaining 2,166,666 common shares relating to the acquisition of 6% of ownership interest in the Cieneguita project.

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

In the six months ended August 31, 2013, the Company awarded nil options to purchase common shares (August 31, 2012 – nil) and recorded stock-based compensation expense for the vesting options of $49,400 (August 31, 2012 - $102,200). The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2013 and 2012:

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2013

10.    STOCK COMPENSATION PROGRAM (continued)

	2013	2012
Expected volatility	-	-
Weighted-average volatility	-	-
Expected dividend rate	-	-
Expected life of options in years	-	-
Risk-free rate	-	-

There were no capitalized stock-based compensation costs at August 31, 2013 or August 31, 2012.

The summary of option activity under the 2009 Option Plan as of August 31, 2013, and changes during the period then ended, is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options	$		Term

Balance at March 1, 2013	0.29	4,961,669
Options granted	-	-
Options exercised	-	-
Options cancelled/forfeited	0.26	(2,166,669)

Balance at August 31, 2013	0.31	2,795,000	6.19	-

Exercisable at August 31, 2013	0.31	2,611,668	6.09	-

The weighted-average grant-date fair value of options granted during the six months ended August 31, 2013 and August 31, 2012 is $nil and $nil, respectively.

A summary of the status of the Company’s non-vested options as of August 31, 2013, and changes during the six months ended August 31, 2013, is presented below:

		Weighted-average
		Grant-Date
Non-vested options	Shares	Fair Value
		$

Non-vested at February 28, 2013	533,332	0.25
Granted	-	-
Vested	(183,332)	0.27
Cancelled/forfeited	(166,668)	0.26
Non-vested at August 31, 2013	183,332	0.27

As of August 31, 2013, there was an estimated $49,100 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2009 nonqualified stock option plan. That cost is expected to be recognized over a weighted-average period of approximately 0.13 years.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2013

11.	WARRANTS

As at August 31, 2013, the Company had a total of 7,900,000 warrants (February 28, 2013 – 29,160,000) outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 7,900,000 shares of common stock in the event that these warrants are exercised.

During the six months ended August 31, 2013, the Company received $nil from warrants exercised.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, February 29, 2012	32,011,733	$0.35

Issued	2,100,000	0.26
Cancelled/expired	(4,951,733)	0.68
Exercised	-	-

Balance, February 28, 2013	29,160,000	$0.29

Issued	300,000	0.30
Cancelled/expired	(21,560,000)	0.29
Exercised	-	-

August 31, 2013	7,900,000	$0.30

As at August 31, 2013, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
	$

600,000	0.20	May 15, 2014
300,000	0.30	March 13, 2015
4,400,000	0.30	December 30, 2013
1,000,000	0.30	December 29, 2016
500,000	0.30	February 20, 2014
100,000	0.30	February 28, 2014
500,000	0.30	August 28, 2014
500,000	0.30	December 31, 2015
7,900,000

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Six Months Ended August 31, 2013

12.	RELATED PARTY TRANSACTIONS

For the six months ended August 31, 2013, the Company paid or accrued management and directors’ fee of $133,966 (August 31, 2012 - $245,000) to certain officers and directors.

The Company also paid consulting fees of $35,989 (August 31, 2012 - $19,500) to a director of the Company.

As at August 31, 2013, accounts payable of $12,959 (August 31, 2012 - $209,820) was owing to directors and officers of the Company.

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended August 31, 2013	Six months ended August 31, 2012	Period From Inception of Exploration Stage (March 1, 2004) to August 31, 2013
	$	$	$

Interest paid	-	-	310,053
Common stock issued on conversion of debt	60,533	131,900	4,514,084
Common stock issued on settlement of notes payable	-	-	3,908,812
Common stock issued for interest costs	-	-	82,500
Common stock issued for financing costs	-	84,000	229,000
Common stock issued for mineral property costs	-	-	1,206,667
Common stock issued for bonuses	-	-	512,750
Shares issued for services	7,726	45,000	1,087,816

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

Recent Developments

Change in Management

Effective July 3, 2013, Mr. Emilio Alvarez was appointed to serve as Chief Executive Officer of the Company. Effective September 20, 2013, Mr. Daniel Crandall was appointed to serve as the Chief Financial Officer of the Company.

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

For the six months ended August 31, 2013, the joint venture with MRT generated net cash flows to the Company of $1,150,000.

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

Gross revenue derived from the pilot project pursuant to the Joint Venture Agreement for the six months ended August 31, 2013 was $9,224,000 compared to $8,605,000 for the six months ended August 31, 2012. Net of operating costs, the Company’s net cash flow from pilot project, was $1,150,000 for the six months ended August 31, 2013 compared to $1,693,000 in the six months ended August 31, 2012, a decrease of 28%. The decrease was primarily due to a decrease in the price of gold. This was offset due to the efforts of the Company in renegotiating the Joint Venture Agreement with MRT and obtaining the improved business terms discussed above.

Financing Needs

The term of the pilot project ends in December 31, 2013. We may extend the term of the Joint Venture Agreement with the goal of reducing our future equity financing needs to support our future development of the Cieneguita Project.

After the term of the pilot project ends, the Company will earn 80% and MRT will earn 20% of the net cash flow interest earned from the extraction and processing of mineralized material from the Cieneguita Project, if any, whether by extension of the pilot operation thereafter operated by the Company, or from the development of a much larger, commercial operation. The final results of the PEA can be found on our website, www.panamgoldfields.com, with additional information summarized under the “Recent News” section, June 12, 2013 and March 13, 2013. We believe the data supports a decision to proceed with the completion of a full feasibility study to show the potential of the Cieneguita Project.

For the fiscal year ending February 28, 2014, our current operating budget is based on receiving a minimum of $1,200,000 from the pilot project. We believe we will receive more than $1,200,000 from the operations of the pilot project, but we have prepared a conservative operating budget to allow for unexpected operating issues at the pilot project. In the event we do not receive the projected amount from our pilot project, we will have to raise additional capital through the sale of securities or other methods of financings to meet our projected working capital requirements.  We will also need capital to pay our outstanding accounts payable or to pursue a feasibility study for the Cieneguita Project.

We will also need to raise additional capital to prepare a feasibility study and put the Cieneguita Project into production, or, alternatively, pursue the possibility of selling the property.

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

RESULTS OF OPERATIONS

Three and six months ended August 31, 2013 compared to the three and six months ended August 31, 2012.

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

The pilot project generated approximately $3,228,000 in revenues allocable to us for the six months ended August 31, 2013 as compared to approximately $3,012,000 for the six months ended August 31, 2012, an increase of 7%. MRT sold concentrate from the pilot project and pursuant to the terms of the Joint Venture Agreement, we receive a portion of the net cash flows.

Gross Margin

Our gross margin was approximately $1,525,000 for the six months ended August 31, 2013 as compared to approximately $2,086,000 for the six months ended August 31, 2012, an decrease of 27%. The decrease was primarily attributed to lower net cash received from the pilot project.

General and Administrative Expenses

The following table shows general and administrative expenses by operating segment during the six months ended August 31, 2013:

	Mexico	Corporate	Sub total	Cieneguita	Total
				Operations
Selling expenses	$-	$-	$-	$94,800	$94,800
Camp costs	-	-	-	125,595	125,595
Strip mining	-	-	-	-	-
Depreciation	3,782	-	3,782	-	3,782
Consulting fees	-	46,988	46,988	-	46,988
Directors' fee	-	41,665	41,665	-	41,665
Investor relations	-	134,811	134,811	-	134,811
Public company costs	-	43,484	43,484	-	43,484
Management fees	-	86,300	86,300	-	86,300
Office and miscellaneous	72,831	145,240	218,071	154,890	372,961
Advertising and promotion	-	86,337	86,337	-	86,337
Accounting and legal fees	10,180	335,860	346,040	-	346,040
Rent & utilities	8,612	9,000	17,612	-	17,612
Auto expense	1,226	-	1,226	-	1,226
Travel and promotion	802	58,103	58,905	-	58,905
Stock-based compensation	-	94,460	94,460	-	94,460
Total general and administration expenses	$97,433	$1,179,681	$1,179,681	$375,285	$1,554,966

Our general and administrative expenses for the six months ended August 31, 2013 for all segments were $1,179,681 not including expenses incurred by MRT but proportionately allocated to us under the Joint Venture Agreement. These expenses, as set forth in the table above under “Cieneguita operations”, included selling expenses, camp costs, and office and miscellaneous expenses, all of which were directly attributable to the pilot project operations being conducted at our Cieneguita Project, and amounted to $375,285. These expenses are deducted by MRT prior to our receipt of the net cash flows from the pilot project. Thus, our net cash flow of $1,150,000 we received from the operations of the pilot project for the six months ended August 31, 2013 is equal to our gross margin of $1,525,000, less the general and administrative expenses for the operations of the pilot project of $375,000, less certain royalty payments.

In the three and six months ended August 31, 2013, our general and administrative expenses were $452,000 and $1,555,000 compared to $855,000 and $1,680,000 for the three and six months ended August 31, 2012, a decrease of 47% and 1%. The decrease was primarily due to a general decrease in corporate costs partially offset by a higher legal fee relating to annual general meeting matters and higher administrative costs in Cieneguita operations. Management fees decreased to $28,000 and $86,000 in the three and six months ended August 31, 2013 compared to $129,000 and $239,000 in the three and six months ended August 31, 2012. Office and administration fees increased to $176,000 and $373,000 in the three and six months ended August 31, 2013 compared to $168,000 and $293,000 in the three and six months ended August 31, 2012. Stock-based compensation decreased to $33,000 and $94,000 in the three and six months ended August 31, 2013 compared to $89,000 and $348,000 in the comparative periods. During fiscal 2014, we don’t expect to incur any further general and administrative expenses for other mining properties, as we focus our efforts on developing the Cieneguita Project.

Mineral and Exploration Costs

Mineral exploration expenses were approximately $217,000 and $505,000 in the three months and six months ended August 31, 2013 compared to approximately $365,000 and $1,010,000 for the three and six months ended August 31, 2012, a decrease of 41% and 50%, respectively. The decrease was due to absence of expenses relating to the Cerro Delta Project in the prior period.

In the six months ended August 31, 2013, we incurred $180,000 in mineral property costs as payments for our Mexican properties. At August 31, 2013, we tested the carrying amounts of all our Mexican properties for recoverability. Based on our tests, we concluded that the sum of undiscounted cash flows expected to result from the use and eventual disposition of all such properties was $nil as the properties have no known reserves. If we are able to raise additional funds to continue with our business plan, we anticipate that exploration expenditures will increase in fiscal 2014 as a result of anticipated exploration activities on our Mexican mineral properties.

Operating Loss

Our operating loss increased to $370,000 for three months ended August 31, 2013 compared to $13,000 for three months ended August 31, 2012. The operating loss decreased to $714,000 for the six months ended August 31, 2013 compared to $914,000 for the six months ended August 31, 2012. The decrease is primarily attributable to lower mineral exploration expenses offset by lower net cash received from the pilot project.

Interest Expense

Our interest expense was consistent at $1,000 and $7,000 for three and six months ended August 31, 2013 compared to $1,000 and $7,000 for three and six months ended August 31, 2012. The interest expense pertains to loans payable and other charges.

Other Income

Other income increased to $139,000 and $320,000 for three and six months ended August 31, 2013 compared to $27,000 and $269,000 for three and six months ended August 31, 2012, a increase of 415% and 19%. The increase was primarily attributable to recovery of lower labour costs attributable to the operations of the pilot project incurred by us and recovery of royalty payments paid to Corporativo Minera, on behalf of MRT.

Net Loss

Our net loss increased to $229,000 for the three months ended August 31, 2013 compared to $131,000 for the three  months ended August 31, 2012 and decreased to $453,000 for the six months ended August 31, 2013 compared to $833,000 for the six months ended August 31, 2012. The increase in our three month loss was primarily attributable to lower net cash received from the pilot project. The decrease in the six month loss is primarily attributable to lower mineral exploration expenses offset by lower net cash received from the pilot project. The non-cash component of stock-based compensation costs was $33,000 and $94,000 in the three and six months ended August 31, 2013 compared to $89,000 and $348,000 for three and six months ended August 31, 2012.

We anticipate that we will continue to incur net losses until such time that we can develop reserves and achieve significant revenues from sale of minerals recovered from our Cieneguita Project in a commercial operation, if ever. There is no assurance that we will commence significant commercial operations at our Cieneguita Project or achieve significant commercial revenues.

LIQUIDITY AND CAPITAL RESOURCES

We are in the exploration stage, and have incurred significant operating losses since inception. The total deficit accumulated during since our inception in 2006 is $52,416,000.

Cash and Working Capital

As of August 31, 2013, we had total current assets of $1,323,000 and total current liabilities of $1,348,000. This includes $109,000 we have accrued for contingent liabilities in Argentina and a further $220,000 which is the debt remaining from the Company’s operations in 2007 and 2008.

During the first six months of fiscal 2014, we were in the final phase of completing the PEA and continued to incur corporate administrative expenses to support our operations. Our accounts payable, accrued liabilities and current loans payable increased from $988,000 as at February 28, 2013 to $1,348,000 in the first six months of fiscal 2014. A percentage of the payables are being carried forward from the Company’s operations prior to 2009. The Company intends to further reduce its outstanding accounts payable by continuing to pursue negotiated settlements.

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

Cash Used in Operating Activities

Cash used in operating activities amounted to $225,000 for the six months ended August 31, 2013 compared to $978,000 used for operating activities in the six months ended August 31, 2012. The cash was used for general and administrative costs and for the exploration programs on the properties.

Investing Activities

Cash provided by investing activities amounted to $nil for the six months ended August 31, 2013 compared to cash of $49,000 for the six months ended August 31, 2012 provided from sale of equipment.

Financing Activities

Cash provided by financing activities amounted to $229,000 for the six months ended August 31, 2013 compared to $996,000 for the six months ended August 31, 2012. Cash provided by financing activities was used to fund our operating and development activities.

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

We have a history of operating losses and will need to raise additional capital to fund our planned operations. As at August 31, 2013, we had a working capital deficiency of $25,000 (February 28, 2013 – working capital of $44,000) and an accumulated deficit during the exploration stage of $52,416,000 (February 28, 2013 – $51,963,000). These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report (this “Report”)., we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management’s assessment and review of our financial statements and results for the quarter ended August 31, 2013 we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

As disclosed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we are an exploration stage company focused on mineral exploration activities in Mexico through our wholly owned Mexican subsidiary, Sunburst. To help support our exploration activities, in February 2009 we entered into a joint venture agreement with MRT, a mining operator in Chihuahua, Mexico (the “Joint Venture Agreement”). Pursuant to the terms of the Joint Venture Agreement, MRT is our exclusive operator and we do not have any information to disclose pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, which require certain safety related disclosures by companies which operate mines regulated under the Federal Mine Safety and Health Act of 1977.

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

Dated: October 15, 2013	Pan American Goldfields Ltd.

/s/ Emilio Alvarez
Name: Emilio Alvarez
Title: Chief Executive Officer
(Principal Executive Officer)