Form 10-Q/A
period 2013-08-31
PAN AMERICAN GOLDFIELDS LTD
filed 2013-10-17
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Form 10-Q amended for the addition of the financial statements in XBRL format.

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