Form 10-Q
period 2013-11-30
PAN AMERICAN GOLDFIELDS LTD
filed 2014-01-21
CIK 1046672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number 000-23561

PAN AMERICAN GOLDFIELDS LTD.
(Exact name of small business issuer as specified in its charter)

Delaware	84-1431797
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation)

1000 – 36 Toronto Street
Toronto, ON	M5C 2C5
(Address of principal executive offices)	(Zip Code)

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

Yes [   ]            No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Non-accelerated filer [ ]	Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]             No [X]

As of January 17, 2014, the registrant had 100,340,026 shares of common stock issued and outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)

NOVEMBER 30, 2013

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	November 30	February 28
	2013	2013
	(Unaudited)	(Audited)
	$	$
Assets

Current
Cash and cash equivalents	62,471	176,538
Accounts receivable	646,520	189,149
Prepaid expenses	4,800	25,663
Real estate held for sale	640,000	640,000
	1,353,791	1,031,350

Equipment (note 4)	19,046	25,033

Total assets	1,372,837	1,056,383

Liabilities

Current
Accounts payable and accrued liabilities	1,824,933	976,934
Loans payable (note 7)	-	10,867

Total liabilities	1,824,933	987,801

Stockholders’ equity (deficiency)
Capital stock
Preferred stock Authorized: 20,000,000 shares, $0.01 par value (note 8) Issued: nil Common stock Authorized: 200,000,000 shares, $0.01 par value Issued: 100,340,026 (February 28, 2013 – 94,507,801) (note 9)	1,003,400	945,078
Additional paid-in capital	52,953,180	52,567,111
Stock subscriptions	299,904	299,904
Accumulated deficit from prior operations	(2,003,427)	(2,003,427)
Accumulated deficit during the exploration stage	(52,918,471)	(51,962,796)
Accumulated other comprehensive income	213,318	222,712
Total stockholders’ equity (deficiency)	(452,096)	68,582

Total liabilities and stockholders’ equity (deficiency)	1,372,837	1,056,383

Going-concern (note 3)
Commitments (notes 6 and 11)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)
(Unaudited)

					Period From
					March 1, 2004
					(Inception of
					Exploration
					Stage) to
	Three Months Ended November 30		Nine Months Ended November 30		November 30
	2013	2012	2013	2012	2013
Net sales	$1,029,706	$878,023	$4,258,152	$3,889,753	$12,902,447
Cost of goods sold	499,884	334,178	2,202,889	1,259,416	5,769,479
Gross margin	529,822	543,845	2,055,263	2,630,337	7,132,968

Expenses
General and administrative	1,029,312	696,795	2,584,278	2,377,089	29,313,915
Mineral exploration (note 6)	62,431	316,528	567,307	1,326,403	12,317,558
Impairment of mineral property costs	90,000	90,000	270,000	400,000	19,020,059

Operating loss	(651,921)	(559,478)	(1,366,322)	(1,473,155)	(53,518,564)

Other income (expenses)
Deposit on equipment written off	-	-	-	-	(25,300)
Real estate impairment	-	-	-	-	(60,000)
Foreign exchange (loss)	(2,553)	7,661	(13,804)	3,713	(605,774)
Interest	(360)	(1,732)	(7,789)	(9,046)	(5,375,735)
Other income	108,528	150,123	428,436	419,095	1,369,433
Gain on disposal of assets	-	-	-	-	15,130
Gain on sale of assets	-	-	-	31,691	4,400,065
Gain (loss) on settlement of debt	43,872	166,656	3,804	(42,080)	882,274

Net loss	(502,434)	(236,770)	(955,675)	(1,069,782)	(52,918,471)

Other comprehensive income (loss)
Foreign exchange translation adjustment	$5,492	$17,550	$(9,394)	$(6,966)	$213,318
Total comprehensive loss	$(496,942)	$(219,220)	$(965,069)	$(1,076,748)	$(52,705,153)

Total loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares of common stock – basic and diluted	100,340,026	93,555,420	98,322,676	82,017,733

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

			Period from
			March 1, 2004
			(Inception of
			Exploration Stage)
	Nine Months Ended November 30		to November 30
	2013	2012	2013
Operating activities
Net loss	$(955,675)	$(1,069,782)	$(52,918,471)
Adjustments to reconcile net (loss) to net cash flows:
Write off of note receivable	-	-	57,500
Impairment of mineral property costs	-	-	14,421,668
Real estate impairment	-	-	60,000
Issuance of shares for consulting services	-	-	510,590
Issuance of shares for interest costs	-	-	82,500
Discount on convertible debenture	-	-	569,549
Deposit on equipment written off	-	-	25,300
Gain on disposal of assets	-	-	(15,130)
Gain (loss) on sale of assets	-	31,952	(4,357,748)
Non-cash component of loss (gain) on settlement of debt	(3,804)	42,080	(924,089)
Beneficial conversion feature	-	-	4,081,091
Stock-based compensation	143,860	540,000	13,080,446
Amortization	5,660	10,803	364,698
Net change in operating assets and liabilities:
Prepaid expense	20,862	13,343	(6,192)
Accounts receivable	(473,389)	(587,939)	(458,048)
Inventory	-	64,202	64,202
Customer deposits	-	-	(194,809)
Notes payable	-	-	109,337
Accounts payable and accrued liabilities	913,613	49,872	8,083,421
Cash used in operating activities	(348,873)	(905,469)	(17,364,185)
Investing activities
Sale of equipment	-	49,650	82,966
Purchase of property and equipment	-	(584)	(604,201)
Cash provided by (used in) investing activities	-	49,066	(521,235)
Financing activities
Proceeds from loans payable	-	32,250	348,867
Proceeds from notes payable	-	-	3,162,196
Proceeds from convertible debentures	-	-	7,462,500
Proceeds from exercise of options	-	-	78,000
Proceeds from exercise of warrants	-	-	3,144,377
Repayment of loans payable	(10,867)	(19,890)	(341,986)
Repayment of notes payable	-	-	(586,620)
Repayment of convertible debentures	-	-	(2,051,047)
Stock subscriptions (net)	240,000	1,008,600	3,896,862
Issuance of common stock (net)	-	-	2,756,994
Cash provided by financing activities	229,133	1,020,960	17,870,143
Net change in cash	(119,740)	164,557	(15,277)
Effect of foreign currency translation on cash	5,673	(18,471)	55,671
Cash and cash equivalents, beginning	176,538	117,892	22,077
Cash and cash equivalents, ending	$62,471	$263,978	$62,471
Supplemental cash flow information (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Nine Months Ended November 30, 2013

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

On May 25, 2004, the Company completed a “Share Exchange Agreement” with Sierra Minerals and Mining, Inc. (“Sierra Minerals”), a Nevada corporation, which caused Sierra Minerals to become a wholly-owned subsidiary of the Company. Sierra Minerals held certain rights to properties in Mexico that the Company now owns or has an option to acquire. Through Sierra Minerals, the Company entered into a joint venture agreement with Minera Rio Tinto, S.A. de C.V. (“MRT”), a private company duly incorporated pursuant to the laws of Mexico. In August 2005, the Company cancelled the joint venture agreement in order to directly pursue mineral exploration opportunities through a wholly- owned Mexican subsidiary, Sunburst Mining de Mexico S.A. de C.V. (“Sunburst de Mexico”). On August 25, 2005, the Company, Sunburst de Mexico and MRT entered into agreements providing Sunburst de Mexico the right to explore and exploit certain properties in Mexico. In December 2005, the Company and Sunburst de Mexico entered into a new agreement with MRT (the “New Agreement”) (note 6). On January 20, 2006, Sierra Minerals was dissolved.

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

The Second Amended and Restated Development Agreement extended the date of the pilot project from December 31, 2012 to December 31, 2013. MRT may terminate the pilot project by providing the Company with 90 days advanced written notice, and the Company may terminate the pilot project upon, inter alia, an uncured breach of the Second Amended and Restated Development Agreement by MRT.  Effective December 23, 2013, the Company and MRT signed an extension to this agreement extending it under the same terms to December 31, 2014.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Nine Months Ended November 30, 2013

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
Nine Months Ended November 30, 2013

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at November 30, 2013, the Company had a cumulative loss, during its exploration period, of $52,918,471 (February 28, 2013 - $51,962,796). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to reduce its cumulative loss through the attainment of profitable operations from its investment in Mexican mining venture (note 6). In addition, the Company has conducted private placements of common stock and convertible debt (note 9), which have generated a portion of the initial cash requirements for its planned mining ventures (note 6).

In April 2013, the Company’s Canadian bank accounts were frozen due to a garnishing order for a judgement against the Company by a vendor in the amount of $120,000 plus interest. The Company has accrued the amounts due to this vendor at November 30, 2013.

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

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Nine Months Ended November 30, 2013

4.	EQUIPMENT

	November 30, 2013		February 28
				2013
	Cost	Accumulated	Net Book	Net Book
		Depreciation	Value	Value
	$	$	$	$

Software	7,782	2,622	5,160	5,557
Machinery	14,371	8,259	6,112	7,329
Vehicles	75,971	73,964	2,007	4,676
Computers	13,722	12,780	942	1,318
Office equipment	16,149	11,324	4,825	6,153
	127,995	108,949	19,046	25,033

5.	JOINT VENTURE WITH MRT

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

The Second Amended and Restated Development Agreement extended the date of the pilot project from December 31, 2012 to December 31, 2013. MRT may terminate the pilot project by providing the Company with 90 days advanced written notice, and the Company may terminate the pilot project upon, inter alia, an uncured breach of the Second Amended and Restated Development Agreement by MRT.  Effective December 23, 2013, the Company and MRT signed an extension to this agreement extending it under the same terms to December 31, 2014.

The Company’s proportionate share of revenues was $4,258,152 and proportionate share of the net profit was $1,505,802 for the nine months ended November 30, 2013. The Company’s proportionate share of accounts receivable of the joint venture was $540,368, at November 30, 2013. The joint venture did not have any other assets or liabilities at November 30, 2013.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Nine Months Ended November 30, 2013

6.	MINERAL PROPERTIES

The Company incurred exploration expenses as follows in the nine months ended November 30, 2013:

	Cieneguita	Total
	$	$

Geological, geochemical, geophysics	2,006	2,006
Land use permits	6,241	6,241
Travel	18,014	18,014
Consulting	376,145	376,145
Equipment	159,420	159,420
General	5,481	5,481
	567,307	567,307

The Company incurred exploration expenses as follows in the nine months ended November 30, 2012:

	Cieneguita	Cerro Delta	New Projects	Total
	$	$	$	$

Drilling and sampling	3,592	13,910	3,854	21,356
Field work preparations	-	369,204	-	369,204
Salaries	86,340	-	-	86,340
Land use permits	8,675	-	-	8,675
Travel	18,441	-	-	18,441
Consulting	594,147	7,265	-	601,412
Equipment	159,539	-	-	159,539
General	9,885	892	50,659	61,436
	880,619	391,271	54,513	1,326,403

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
Nine Months Ended November 30, 2013

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

In September 2012, the Company entered into a Second Amended and Restated Development Agreement with MRT whereby the Company’s share of net cash flow from the pilot project operated by MRT increases from 20% to 29% beginning retroactively from March 1, 2012 to December 31, 2012. From January 1, 2013 to December 31, 2013, this amount increases to 35%. Effective December 23, 2013, the Company and MRT signed an extension to this agreement extending it under the same terms to December 31, 2014.

Based on production at Cieneguita, the joint venture paid $270,000 during the nine months ended November 30, 2013 (February 28, 2013 - $330,000) to the Cieneguita owners. As of November 30, 2013, Corporativo Minero has been paid a total of $1,777,241 for the Cieneguita property. The Company is not in default on its payments for the Cieneguita property.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Nine Months Ended November 30, 2013

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

In December 2009, the Company amended the development agreement and its agreements with the debenture holders. According to the amended development agreement, the ownership interest in the Cieneguita project and the net cash flows from the First Phase Production were held by the Company, MRT and Marje Minerals as follows:

Holder	Ownership	Net Cash Flow	Net Cash Flow
	Percentage	Interest From	Interest Following
		First Phase	First Phase
		Production	Production
MRT	54% (1)	74%	54% (1)
Marje Minerals	6%	6%	6%
Panam	40%	20%	40%

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
Nine Months Ended November 30, 2013

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

Under the agreement, the parties agreed to restructure their respective ownership interests in the Cieneguita project as follows:

Holder	Ownership	Net Cash Flow	Net Cash Flow
	Percentage	Interest From	Interest Following
		First Phase	First Phase
		Production	Production
MRT	20%	74%	20%
Marje Minerals	0%	6%	0%
Panam	80%	20%	80%

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Nine Months Ended November 30, 2013

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

The Second Amended and Restated Development Agreement extended the date of the pilot project from December 31, 2012 to December 31, 2013. MRT may terminate the pilot project by providing the Company with 90 days advanced written notice, and the Company may terminate the pilot project upon, inter alia, an uncured breach of the Second Amended and Restated Development Agreement by MRT.  Effective December 23, 2013, the Company and MRT signed an extension to this agreement extending it under the same terms to December 31, 2014.

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
Nine Months Ended November 30, 2013

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

As at November 30, 2013, there were loans payable in the amount of $nil (February 28, 2013 - $10,867), which are all current. The loans were repayable in monthly instalments of $nil (February 28, 2013 – $3,702), including interest of 7.50% per annum.

8.	PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock. The Company’s board of directors is authorized to divide the preferred stock into series, and with respect to each series, to determine the preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, and the number of shares constituting the series and the designations of such series. The board of directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting rights of the holders of common stock, which issuance could have certain anti-takeover effects. There were no shares of preferred stock issued or outstanding at November 30, 2013 or November 30, 2012.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Nine Months Ended November 30, 2013

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

In the nine months ended November 30, 2013, the Company awarded nil options to purchase common shares (November 30, 2012 – nil) and recorded stock-based compensation expense for the vesting options of $143,860 (November 30, 2012- $153,300). The following weighted average assumptions were used for the Black-Scholes option-pricing model to value stock options granted in 2013 and 2012:

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Nine Months Ended November 30, 2013

10.	STOCK COMPENSATION PROGRAM (continued)

	2013	2012
Expected volatility	-	-
Weighted-average volatility	-	-
Expected dividend rate	-	-
Expected life of options in years	-	-
Risk-free rate	-	-

There were no capitalized stock-based compensation costs at November 30, 2013 or November 30, 2012.

The summary of option activity under the 2009 Option Plan as of November 30, 2013, and changes during the period then ended, is presented below:

	Weighted	Number of	Weighted-	Aggregate
	Average	Shares	Average	Intrinsic
	Exercise		Remaining	Value
	Price		Contractual
Options	$		Term

Balance at March 1, 2013	0.29	4,961,669
Options granted	-	-
Options exercised	-	-
Options cancelled/forfeited	0.26	(2,166,669)

Balance at November 30, 2013	0.31	2,795,000	5.94	-

Exercisable at November 30, 2013	0.31	2,795,000	5.94	-

The weighted-average grant-date fair value of options granted during the nine months ended November 30, 2013 and November 30, 2012 is $nil and $nil, respectively.

A summary of the status of the Company’s non-vested options as of November 30, 2013, and changes during the nine months ended November 30, 2013, is presented below:

		Weighted-average
		Grant-Date
Non-vested options	Shares	Fair Value
		$

Non-vested at February 28, 2013	533,332	0.25
Granted	-	-
Vested	(366,664)	0.27
Cancelled/forfeited	(166,668)	0.26
Non-vested at November 30, 2013	-	-

As of November 30, 2013, there was $nil of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2009 nonqualified stock option plan.

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Nine Months Ended November 30, 2013

11.	WARRANTS

As at November 30, 2013, the Company had a total of 7,900,000 warrants (February 28, 2013 – 29,160,000) outstanding to purchase common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock. The Company has reserved 7,900,000 shares of common stock in the event that these warrants are exercised.

During the nine months ended November 30, 2013, the Company received $nil from warrants exercised.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of	Weighted Average
	Warrants	Exercise Price

Balance, February 29, 2012	32,011,733	$0.35

Issued	2,100,000	0.26
Cancelled/expired	(4,951,733)	0.68
Exercised	-	-

Balance, February 28, 2013	29,160,000	$0.29

Issued	300,000	0.30
Cancelled/expired	(21,560,000)	0.29
Exercised	-	-

November 30, 2013	7,900,000	$0.30

As at November 30, 2013, the following share purchase warrants were outstanding:

Number of
Warrants	Exercise Price	Expiry Date
	$

600,000	0.20	May 15, 2014
300,000	0.30	March 13, 2015
4,400,000	0.30	December 30, 2013
1,000,000	0.30	December 29, 2016
500,000	0.30	February 20, 2014
100,000	0.30	February 28, 2014
500,000	0.30	August 28, 2014
500,000	0.30	December 31, 2015
7,900,000

PAN AMERICAN GOLDFIELDS LTD.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited) (Expressed in U.S. Dollars)
Nine Months Ended November 30, 2013

12.	RELATED PARTY TRANSACTIONS

For the nine months ended November 30, 2013, the Company paid or accrued management and directors’ fee of $147,966 (November 30, 2012 - $371,600) to certain officers and directors.

The Company also paid or accrued consulting fees of $35,989 (November 30, 2012 - $29,250) to a director of the Company and legal fees of $136,000 (November 30, 2012 - $nil) to a firm where a director is a Partner.

As at November 30, 2013, accounts payable of $125,000 (November 30, 2012 - $129,414) was owing to directors and officers of the Company, $nil (November 30, 2012 - $13,545) was owing to a company controlled by a director, $125,000 was owing to a firm where a director is a Partner (November 30, 2012 - $nil) and $9,088 (November 30, 2012 - $nil) was owing to companies associated with an officer.

All related party transactions are in the normal course of business at the exchange amount agreed to by each party.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months	Nine months	Period From
	ended	ended	Inception of
	November 30,	November 30,	Exploration
	2013	2012	Stage (March 1,
			2004) to
			November 30, 2013

	$	$	$

Interest paid	-	-	310,053
Common stock issued on conversion of debt	60,533	131,900	4,514,084
Common stock issued on settlement of notes payable	-	-	3,908,812
Common stock issued for interest costs	-	-	82,500
Common stock issued for financing costs	-	84,000	229,000
Common stock issued for mineral property costs	-	407,334	1,206,667
Common stock issued for bonuses	-	-	512,750
Shares issued for services	7,726	138,250	1,087,816

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

  Our share of net cash flow from the pilot project operated by MRT on the Cieneguita Project increased from 20% to 29% beginning retroactive to March 1, 2012 through December 31, 2012. Beginning January 1, 2013 through December 31, 2013 (extended to December 31, 2014), our share of net cash flow from the project increases to 35%. After December 31, 2014, we receive 80% of the net cash flow. At all times, the Company retains its 80% ownership interest in the entire Cieneguita project.

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
CIENEGUITA
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

Revenue and Production

Pursuant to the amended Joint Venture Agreement, the parties agreed to restructure cash flows payments and ownership of the Cieneguita Project as follows:

Holder	Ownership Percentage	Net Cash Flow Interest (March 1, 2012 until December 31, 2012)	Net Cash Flow Interest (January 1, 2013 until December 31, 2013) (1)	Net Cash Flow Interest (After December 31, 2013) (1)
MRT	20%	65%	65%	20%
Marje Minerals	0%	6%	0%	0%
Pan American	80%	29%	35%	80%

(1) Effective December 23, 2013, the Company and MRT signed an extension to this agreement extending it under the same terms to December 31, 2014.

For the nine months ended November 30, 2013, the joint venture with MRT generated net cash flows to the Company of $1,506,000.

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

Gross revenue derived from the pilot project pursuant to the Joint Venture Agreement for the nine months ended November 30, 2013 was $12,166,000 compared to $13,413,000 for the nine months ended November 30, 2012. Net of operating costs, the Company’s net cash flow from pilot project, was $1,506,000 for the nine months ended November 30, 2013 compared to $2,021,000 in the nine months ended November 30, 2012, a decrease of 25%. The decrease was primarily due to a decrease in the price of gold. This was offset due to the efforts of the Company in renegotiating the Joint Venture Agreement with MRT and obtaining the improved business terms discussed above.

Financing Needs

The term of the pilot project ends in December 31, 2013  (extended to December 31, 2014). We may extend the term of the Joint Venture Agreement with the goal of reducing our future equity financing needs to support our future development of the Cieneguita Project.

After the term of the pilot project ends, the Company will earn 80% and MRT will earn 20% of the net cash flow interest earned from the extraction and processing of mineralized material from the Cieneguita Project, if any, whether by extension of the pilot operation thereafter operated by the Company, or from the development of a much larger, commercial operation. The final results of the PEA can be found on SEDAR at www.sedar.com. We believe the data supports a decision to proceed with the completion of a full feasibility study to show the potential of the Cieneguita Project.

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

Legend
MEXORO MINERALS Ltd
CIENEGUITA PROJECT
MAIN ZONE
ISOVALORIC CURVE
Drill Plan

Cieneguita Preliminary Economic Assessment (PEA)

We commenced work on the Cieneguita PEA compliant with Canadian National Instrument 43-101 in October 2011. We retained M3 Engineering, Tucson, Arizona, based on the firm’s extensive recent and relevant experience with mining projects in Mexico.

In June 2013 and as amended in November 2013, we finalized and released the PEA which can be found on SEDAR at www.sedar.com. We believe the data supports a decision to proceed with the completion of a full feasibility study to show the potential of the Cieneguita Project. The PEA confirms that the Cieneguita project represents an exceptional opportunity to develop a highly economic, relatively low-cost mine in the prolific Sierra Madre gold and silver belt in Mexico. A summary of the key findings of the PEA include:

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
  Forecast life of mine (“LOM”) production is 509,000 ounces gold and 55.5 million ounces silver, or 1.50 million ounces of gold equivalent.
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

RESULTS OF OPERATIONS

Three and nine months ended November 30, 2013 compared to the three and nine months ended November 30, 2012.

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Revenues

The pilot project generated approximately $4,258,000 in revenues allocable to us for the nine months ended November 30, 2013 as compared to approximately $3,890,000 for the nine months ended November 30, 2012, an increase of 9%. MRT sold concentrate from the pilot project and pursuant to the terms of the Joint Venture Agreement, we receive a portion of the net cash flows.

Gross Margin

Our gross margin was approximately $2,055,000 for the nine months ended November 30, 2013 as compared to approximately $2,630,000 for the nine months ended November 30, 2012, a decrease of 22%. The decrease was primarily attributed to lower net cash received from the pilot project.

General and Administrative Expenses

The following table shows general and administrative expenses by operating segment during the nine months ended November 30, 2013:

	Mexico	Corporate	Sub total	Cieneguita	Total
				Operations

Selling expenses	$-	$-	$-	$135,650	$135,650
Camp costs	-	-	-	178,178	178,178
Strip mining	-	-	-	-	-
Depreciation	5,660	-	5,660	-	5,660
Consulting fees	-	59,488	59,488	-	59,488
Directors' fee	-	41,665	41,665	-	41,665
Investor relations	-	138,311	138,311	-	138,311
Public company costs	-	48,456	48,456	-	48,456
Management fees	-	100,300	100,300	-	100,300
Office and miscellaneous	110,350	234,672	345,022	235,632	580,654
Advertising and promotion	-	86,389	86,389	-	86,389
Accounting and legal fees	11,161	937,672	948,833	-	948,833
Rent & utilities	13,336	9,500	22,836	-	22,836
Auto expense	2,266	-	2,266	-	2,266
Travel and promotion	2,247	89,485	91,732	-	91,732
Stock-based compensation	-	143,860	143,860	-	143,860
Total general and administration expenses	$145,020	$1,889,798	$2,034,818	$549,460	$2,584,278

Our general and administrative expenses for the nine months ended November 30, 2013 for all segments were $2,034,818 not including expenses incurred by MRT but proportionately allocated to us under the Joint Venture Agreement. These expenses, as set forth in the table above under “Cieneguita operations”, included selling expenses, camp costs, and office and miscellaneous expenses, all of which were directly attributable to the pilot project operations being conducted at our Cieneguita Project, and amounted to $549,460. These expenses are deducted by MRT prior to our receipt of the net cash flows from the pilot project. Thus, our net cash flow of $1,506,000 we received from the operations of the pilot project for the nine months ended November 30, 2013 is equal to our gross margin of $2,055,000, less the general and administrative expenses for the operations of the pilot project of $549,000, less certain royalty payments.

In the three and nine months ended November 30, 2013, our general and administrative expenses were $1,029,000 and $2,584,000 compared to $697,000 and $2,377,000 for the three and nine months ended November 30, 2012, an increase of 48% and 9%. The increase was primarily due to a general decrease in corporate costs partially offset by a higher legal fee relating to annual general meeting matters and higher administrative costs in Cieneguita operations. Management fees decreased to $14,000 and $100,000 in the three and nine months ended November 30, 2013 compared to $16,000 and $255,000 in the three and nine months ended November 30, 2012. Office and administration fees increased to $208,000 and $581,000 in the three and nine months ended November 30, 2013 compared to $152,000 and $445,000 in the three and nine months ended November 30, 2012. Stock-based compensation decreased to $49,000 and $144,000 in the three and nine months ended November 30, 2013 compared to $192,000 and $540,000 in the comparative periods. During fiscal 2014, we don’t expect to incur any further general and administrative expenses for other mining properties, as we focus our efforts on developing the Cieneguita Project.

Mineral and Exploration Costs

Mineral exploration expenses were approximately $62,000 and $567,000 in the three months and nine months ended November 30, 2013 compared to approximately $317,000 and $1,326,000 for the three and nine months ended November 30, 2012, a decrease of 80% and 57%, respectively. The decrease was due to absence of expenses relating to the Cerro Delta Project in the current period.

In the nine months ended November 30, 2013, we incurred $270,000 in mineral property costs as payments for our Mexican properties. At November 30, 2013, we tested the carrying amounts of all our Mexican properties for recoverability. Based on our tests, we concluded that the sum of undiscounted cash flows expected to result from the use and eventual disposition of all such properties was $nil as the properties have no known reserves. If we are able to raise additional funds to continue with our business plan, we anticipate that exploration expenditures will increase in fiscal 2014 as a result of anticipated exploration activities on our Mexican mineral properties.

Operating Loss

Our operating loss increased to $652,000 for three months ended November 30, 2013 compared to $559,000 for three months ended November 30, 2012. The operating loss decreased to $1,366,000 for the nine months ended November 30, 2013 compared to $1,473,000 for the nine months ended November 30, 2012. The increase in the three months is primarily due to increased legal costs. The decrease in the nine month is primarily attributable to lower mineral exploration expenses offset by lower net cash received from the pilot project and higher legal fees.

Interest Expense

Our interest expense was consistent at $nil and $8,000 for three and nine months ended November 30, 2013 compared to $2,000 and $9,000 for three and nine months ended November 30, 2012. The interest expense pertains to loans payable and other charges.

Other Income

Other income was consistent at $109,000 and $428,000 for three and nine months ended November 30, 2013 compared to $150,000 and $419,000 for three and nine months ended November 30, 2012, an increase of 27% and 2%.

Net Loss

Our net loss increased to $502,000 for the three months ended November 30, 2013 compared to $237,000 for the three months ended November 30, 2012 and decreased to $956,000 for the nine months ended November 30, 2013 compared to $1,070,000 for the nine months ended November 30, 2012. The increase in the three and decrease in the nine month loss is primarily attributable to lower mineral exploration expenses offset by lower net cash received from the pilot project and higher legal costs. The non-cash component of stock-based compensation costs was $49,000 and $144,000 in the three and nine months ended November 30, 2013 compared to $192,000 and $540,000 for three and nine months ended November 30, 2012.

We anticipate that we will continue to incur net losses until such time that we can develop reserves and achieve significant revenues from sale of minerals recovered from our Cieneguita Project in a commercial operation, if ever. There is no assurance that we will commence significant commercial operations at our Cieneguita Project or achieve significant commercial revenues.

LIQUIDITY AND CAPITAL RESOURCES

We are in the exploration stage, and have incurred significant operating losses since inception. The total deficit accumulated during since our inception in 2006 is $52,918,000.

Cash and Working Capital

As of November 30, 2013, we had total current assets of $1,354,000 and total current liabilities of $1,825,000. This includes $109,000 we have accrued for contingent liabilities in Argentina and a further $220,000 which is the debt remaining from the Company’s operations in 2007 and 2008.

During the first nine months of fiscal 2014, we were in the final phase of completing the PEA and continued to incur corporate administrative expenses to support our operations. Our accounts payable, accrued liabilities and current loans payable increased from $988,000 as at February 28, 2013 to $1,825,000 in the first nine months of fiscal 2014. A percentage of the payables are being carried forward from the Company’s operations prior to 2009. The Company intends to further reduce its outstanding accounts payable by continuing to pursue negotiated settlements.

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

Cash Used in Operating Activities

Cash used in operating activities amounted to $349,000 for the nine months ended November 30, 2013 compared to $905,000 used for operating activities in the nine months ended November 30, 2012. The cash was used for general and administrative costs and for the exploration programs on the properties.

Investing Activities

Cash provided by investing activities amounted to $nil for the nine months ended November 30, 2013 compared to cash of $49,000 for the nine months ended November 30, 2012 provided from sale of equipment.

Financing Activities

Cash provided by financing activities amounted to $229,000 for the nine months ended November 30, 2013 compared to $1,021,000 for the nine months ended November 30, 2012. Cash provided by financing activities was used to fund our operating and development activities.

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

We have a history of operating losses and will need to raise additional capital to fund our planned operations. As at November 30, 2013, we had a working capital deficiency of $471,000 (February 28, 2013 – working capital of $44,000) and an accumulated deficit during the exploration stage of $52,918,000 (February 28, 2013 – $51,963,000). These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report (this “Report”)., we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management’s assessment and review of our financial statements and results for the quarter ended November 30, 2013 we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed in reference:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer of Pan American Goldfields Ltd. pursuant to Rule 13a-14(a) and 15d- 14(a)*

31.2	Certification of Chief Financial Officer of Pan American Goldfields Ltd. pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Chief Executive Officer of Pan American Goldfields Ltd. pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer of Pan American Goldfields Ltd. pursuant to 18 U.S.C. Section 1350*

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.FRE+	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith
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

Dated: January 21, 2014

Pan American Goldfields Ltd.

/s/ Emilio Alvarez
Name: Emilio Alvarez
Title: Chief Executive Officer
(Principal Executive Officer)